Form 10-Q
period 1995-04-29
FREDS INC
filed 1995-06-13
CIK 724571

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 1995.

                                     OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to


Commission file number 000-19288


                                FRED'S, INC.
           (Exact name of registrant as specified in its charter)


              Tennessee                          62-0634010
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

4300 New Getwell Rd., Memphis, Tennessee            38118
(Address of principal executive offices)          (zip code)

                               (901) 365-8880
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes      X     .  No            .

The registrant had 9,335,367 shares of common stock outstanding as of April 29, 1995.

                                FRED'S, INC.

                                    INDEX

                                                                   Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheets as of
   April 29, 1995 and January 28, 1995                                    3

Consolidated Statements of Income
   for the Thirteen Weeks Ended April
   29, 1995 and April 30, 1994                                            4

Consolidated Statements of Cash Flows
   for the Thirteen Weeks Ended April
   29, 1995 and April 30, 1994                                            5

Notes to Consolidated Financial Statements                                6

Item 2 - Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                                        7 - 8

Part II - Other Information                                               9

Signatures                                                               10

                                        FRED'S, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                         (unaudited)

                         (in thousands, except for number of shares)

                                                    APRIL 29,       JANUARY 28,
                                                      1995             1995

ASSETS
Current assets:
  Cash and cash equivalents                         $  3,703         $  5,944
  Receivables, less allowance for
    doubtful accounts                                  5,299            4,033
  Inventories                                         87,950           82,163
  Deferred income taxes                                1,525            1,590
  Other current assets                                   671              756
    Total current assets                              99,148           94,486

Property and equipment, at depreciated cost           50,649           49,550
Equipment under capital leases, less
 accumulated amortization                                877              951
Deferred income taxes                                  4,958            5,170
Other noncurrent assets                                1,418            1,428
                                                    $157,050         $151,585


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 27,532         $ 24,324
  Current portion of indebtedness                      1,583            1,629
  Current portion of capital lease obligations           400              408
  Accrued liabilities                                  4,973            5,030
  Income taxes payable                                 2,019            1,042
    Total current liabilities                         36,507           32,433

Indebtedness                                           2,566            2,938
Capital lease obligations                                733              802
Other noncurrent liabilities                             997              955
    Total liabilities                                 40,803           37,128

Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no par value,
    9,335,367 shares at April 29, 1995 and
    9,307,373 shares at January 28, 1995
    issued and outstanding                            63,458          63,185
   Retained earnings                                  53,345          51,555
   Loan to ESOP                                         (283)           (283)
   Deferred compensation on
    restricted stock incentive plan                     (273)             -
      Total shareholders' equity                     116,247         114,457
                                                    $157,050        $151,585

                 See accompanying notes to consolidated financial statements

                                        FRED'S, INC.

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (unaudited)

                          (in thousands, except per share amounts)



                                                       THIRTEEN WEEKS ENDED
                                                     APRIL 29,      APRIL 30,
                                                       1995           1994

Net sales                                            $ 97,050       $ 90,904
Cost of goods sold                                     71,512         66,681
  Gross profit                                         25,538         24,223
Selling, general and administrative
  expenses                                             21,852         19,846
  Operating income                                      3,686          4,377
Interest expense, net                                     118             28
  Income before taxes                                   3,568          4,349
Income taxes                                            1,313          1,570
Net income                                           $  2,255       $  2,779


Net income per share                                 $    .24       $    .30


Weighted average number of common
 shares and common equivalent shares
 outstanding                                            9,307          9,307



                 See accompanying notes to consolidated financial statements

                                        FRED'S, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (unaudited)

                                       (in thousands)

                                                       THIRTEEN WEEKS ENDED
                                                     APRIL 29,      APRIL 30,
                                                       1995           1994

Cash flows from operating activities:
  Net income                                         $  2,255       $  2,779
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                       1,254            974
    Deferred income taxes                                 277            976
    (Increase) decrease in assets:
      Receivables                                      (1,266)          (719)
      Inventories                                      (5,787)        (5,795)
      Other current assets                                 85            428
      Other noncurrent assets                             (73)           (11)
    Increase (decrease) in liabilities:
      Accounts payable                                  3,208          2,586
      Accrued liabilities                                 (57)          (831)
      Income taxes payable                                977            594
      Other noncurrent liabilities                         42             36
       Net cash (used in) provided by
        operating activities                              915          1,017

Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases                      (2,196)        (2,392)
       Net cash (used in) provided by
        investing activities                           (2,196)        (2,392)

Cash flows from financing activities:
  Proceeds from borrowings and
   increase in capital lease obligations                   -           1,700
  Reduction of indebtedness and
   capital lease obligations                             (495)           (69)
  Payment of cash dividends                              (465)          (465)
       Net cash (used in) provided by
        financing activities                             (960)         1,166
Increase (decrease) in cash and cash equivalents       (2,241)          (209)
Cash and cash equivalents:
  Beginning of period                                   5,944          8,070
  End of period                                      $  3,703       $  7,861


Supplemental disclosures of cash flow information:
  Interest paid                                      $     51       $    100
  Income taxes paid                                  $     60       $     -


                 See accompanying notes to consolidated financial statements

                                FRED'S, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 1995 included in the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period ended April 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Fred's operates 184 discount general merchandise stores in nine states in the southeastern United States. Eighty-six of the stores have full service pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year. As shown on the consolidated statement of cash flows, inventories increased $5,787,000 during the thirteen week period ended April 29, 1995. In addition, cash was used to fund accounts receivable ($1,266,000), capital expenditures incurred primarily in connection with opening new stores and pharmacies and purchasing enhanced point-of-sale cash registers ($2,196,000) and cash dividends ($465,000). The increased inventory levels and other cash outlays were financed from increased accounts payable ($3,208,000), net income, and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment and a $4,500,000 term loan. At April 29, 1995, there were no borrowings outstanding under the revolving credit agreement and there was $3,900,000 outstanding under the term loan.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 1995 AND APRIL 30, 1994

Net sales increased from $90.9 million in 1994 to $97.1 million in 1995, an increase of $6.2 million or 6.8%. The increase was attributable to comparable store sales increases of 3.0% ($2.3 million) and sales by stores not yet included as comparable stores ($3.7 million). Wholesale sales to franchisees and independents increased $.2 million or 1.8% in 1995.

Gross profit decreased from 26.6% of sales in 1994 to 26.3% in 1995 because of the Company's implementation of a more competitive pricing strategy. The Company's management believes that the new pricing strategy will result in increased market share and restore earnings growth; however, the process of educating Fred's customers to the strong everyday values will take time.

Selling, general and administrative expenses increased from $19.8 million in 1994 to $21.9 million in 1995 due primarily to expenses associated with new stores and pharmacies. As a percentage of sales, expenses increased from 21.8% to 22.5% primarily because the Company's retail business, which carries higher expense percentages than the wholesale business, increased as a percentage of the total.


EFFECT OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Fred's operations. Many of Fred's employees are paid hourly rates related to the federal minimum wage and, accordingly, any increase affects Fred's. In addition, payroll taxes, employee benefits and other employee-related costs continue to increase. Occupancy costs, including rent, maintenance, taxes and insurance, also continue to rise. Fred's believes that maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.


SEASONALITY

Fred's business is subject to seasonal influences, but the Company has tended to experience less seasonal fluctuation than many other retailers due to the Company's mix of everyday basic merchandise. The fourth quarter is typically the most profitable quarter because it includes the Christmas selling season. The overall strength of the fourth quarter is partially mitigated, however, by the inclusion of the month of January, which is generally the least profitable month of the year.

                         PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

              Not Applicable.

Item 2.     Changes in Securities

              Not Applicable.

Item 3.     Defaults Upon Senior Securities

              Not Applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders

              Not Applicable.

Item 5.     Other Information

              Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

                 Exhibits:

                       Exhibit 11 - Computation of Net Income Per
                       Share

                 Reports on Form 8-K:

                       Not Applicable.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRED'S, INC.

                                        /s/Michael J. Hayes
                                        Michael J. Hayes
Date:  June 1, 1995                     Chief Executive Officer




                                        /s/Bruce D. Smith
                                        Bruce D. Smith
Date:  June 1, 1995                     Chief Financial Officer