Form 10-Q/A
period 1995-04-29
FREDS INC
filed 1995-08-10
CIK 724571

FORM 10-Q/A
                         AMENDMENT NO. 1


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

For the transition period from                 to                .


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

Item 6.   Exhibits and Reports on Form 8-K

               Exhibits:

                    Exhibit 27 - Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRED'S, INC.

                                   /s/Michael J. Hayes
                                   Michael J. Hayes
Date:  August 10, 1995             Chief Executive Officer




                                   /s/Bruce D. Smith
                                   Bruce D. Smith
Date:  August 10, 1995             Chief Financial Officer