Form 10-Q
period 1995-07-29
FREDS INC
filed 1995-09-08
CIK 724571

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 1995.

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

The registrant had 9,335,359 shares of common stock outstanding as of July 29, 1995.

                                 FRED'S, INC.

                                     INDEX

                                                                      Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheets as of
   July 29, 1995 and January 28, 1995                                        3

Consolidated Statements of Operations
   for the Thirteen Weeks Ended and the
   Twenty-Six Weeds Ended July 29, 1995
   and July 30, 1994                                                         4

Consolidated Statements of Cash Flows
   for the Twenty-Six Weeks Ended July
   29, 1995 and July 30, 1994                                                5

Notes to Consolidated Financial Statements                                   6

Item 2 - Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                                           7 - 9

Part II - Other Information                                            10 - 11

Signatures                                                                  12

                                          FRED'S, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                           (unaudited)

                           (in thousands, except for number of shares)

                                                    JULY 29,        JANUARY 28,
                                                     1995             1995

ASSETS
Current assets:
  Cash and cash equivalents                         $  1,598         $  5,944
  Receivables, less allowance for
    doubtful accounts                                  5,179            4,033
  Inventories                                         86,731           82,163
  Deferred income taxes                                1,490            1,590
  Other current assets                                   882              756
    Total current assets                              95,880           94,486

Property and equipment, at depreciated cost           51,154           49,550
Equipment under capital leases, less
 accumulated amortization                                680              951
Deferred income taxes                                  5,050            5,170
Other noncurrent assets                                1,433            1,428
                                                    $154,197         $151,585


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 27,839         $ 24,324
  Current portion of indebtedness                      1,609            1,629
  Current portion of capital lease obligations           272              408
  Accrued liabilities                                  4,901            5,030
  Income taxes payable                                   339            1,042
    Total current liabilities                         34,960           32,433

Indebtedness                                           2,044            2,938
Capital lease obligations                                660              802
Other noncurrent liabilities                           1,039              955
    Total liabilities                                 38,703           37,128

Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no par value,
    9,335,367 shares at April 29, 1995 and
    9,307,373 shares at January 28, 1995
    issued and outstanding                            63,458          63,185
   Retained earnings                                  52,451          51,555
   Loan to ESOP                                         (142)           (283)
   Deferred compensation on
    restricted stock incentive plan                     (273)             -
      Total shareholders' equity                     115,494         114,457
                                                    $154,197        $151,585

                   See accompanying notes to consolidated financial statements

                                          FRED'S, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (unaudited)

                            (in thousands, except per share amounts)



                               THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                               JULY 29,    JULY 30,       JULY 29,    JULY 30,
                                 1995        1994          1995         1994

Net sales                      $ 93,295    $ 88,108       $190,345    $179,012
Cost of goods sold               70,353      63,995        141,865     130,676
  Gross profit                   22,942      24,113         48,480      48,336
Selling, general and
  administrative expenses        23,520      22,026         45,372      41,872
  Operating income (loss)          (578)      2,087          3,108       6,464
Interest expense, net               (98)         34            216          62
  Income (loss) before taxes       (676)      2,053          2,892       6,402
Provision (benefit) for
  income taxes                     (249)        741          1,064       2,311
Net income (loss)              $   (427)   $  1,312       $  1,828    $  4,091


Net income (loss) per share    $   (.05)   $    .14       $    .20    $    .44


Weighted average number of
 common shares and common
 equivalent shares outstanding    9,335       9,307          9,330       9,307



                   See accompanying notes to consolidated financial statements

                                          FRED'S, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (unaudited)

                                         (in thousands)

                                                      TWENTY-SIX WEEKS ENDED
                                                      JULY 29,       JULY 30,
                                                       1995           1994

Cash flows from operating activities:
  Net income                                         $  1,828       $  4,091
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                       2,611          2,026
    Contribution to ESOP to reduce
     ESOP loan balance                                    141            142
    Deferred income taxes                                 220          1,206
    (Increase) decrease in assets:
      Receivables                                      (1,146)          (810)
      Inventories                                      (4,568)       (13,477)
      Other current assets                               (126)           680
      Other noncurrent assets                              29            (82)
    Increase (decrease) in liabilities:
      Accounts payable                                  3,515          2,976
      Accrued liabilities                                (129)        (1,066)
      Income taxes payable                               (703)          (251)
      Other noncurrent liabilities                         84             73
       Net cash (used in) provided by
        operating activities                            1,756         (4,492)

Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases                      (3,978)        (5,371)
       Net cash (used in) provided by
        investing activities                           (3,978)        (5,371)

Cash flows from financing activities:
  Proceeds from borrowings and
   increase in capital lease obligations                   -           5,350
  Reduction of indebtedness and
   capital lease obligations                           (1,192)        (1,136)
  Cash dividends paid                                    (932)          (930)
       Net cash (used in) provided by
        financing activities                           (2,124)         3,284
Increase (decrease) in cash and cash equivalents       (4,346)        (6,579)
Cash and cash equivalents:
  Beginning of period                                   5,944          8,070
  End of period                                      $  1,598       $  1,491

Supplemental disclosures of cash flow information:
  Interest paid                                      $    213       $    129
  Income taxes paid                                  $  1,547       $  1,356


                   See accompanying notes to consolidated financial statements

                                 FRED'S, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 1995 included in the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week and twenty-six week periods ended July 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE


Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


FINANCIAL CONDITION


Fred's operates 188 discount general merchandise stores in nine states in the southeastern United States. Eighty-five of the stores have full service pharmacies, and there are three Fred's
Xpress stand-alone pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year. As shown on the consolidated statement of cash flows, inventories increased $4,568,000 during the twenty-six week period ended July 29, 1995. In addition, cash was used to fund accounts receivable ($1,146,000), capital expenditures ($3,978,000) incurred primarily in connection with opening new stores and pharmacies and purchasing enhanced point-of-sale cash registers, and cash dividends ($932,000). The increased inventory levels and other cash outlays were financed from net income, increased accounts payable ($3,515,000) and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment and a $4,500,000 term loan. At July 29, 1995, there were no borrowings outstanding under the revolving credit agreement and there was $3,515,000 outstanding under the term loan.


RESULTS OF OPERATIONS


Thirteen Weeks Ended July 29, 1995 and July 30, 1994

Net sales increased from $88.1 million in 1994 to $93.3 million in 1995, an increase of $5.2 million or 5.9%. The increase was attributable to comparable store sales increases of 2.5% ($1.9 million) and sales by stores not yet included as comparable stores ($3.0 million). Wholesale sales to franchisees and independents increased $.3 million or 3.5% in 1995.

Gross profit decreased from 27.4% of sales in 1994 to 24.6% in 1995. The Company's merchandising strategy is in a state of transition as Fred's is simultaneously implementing an everyday competitive pricing strategy, introducing the new Fred's Super Dollar Store concept, and eliminating certain advertising circulars. Fred's has also added a new Executive Vice President of Merchandising. The everyday competitive pricing strategy implemented in December 1994 included an initial wave of price reductions primarily on highly recognizable items. The first quarter results reflected a 30 basis point decline in gross margins and only minimal sales increases. In an effort to stimulate customer traffic and meet intense price competition during the second quarter, Fred's initiated a substantial number of additional price reductions and was very assertive in applying its competitive pricing strategy to back-to-school supplies and apparel. In addition, more markdowns were taken during this year's second quarter due to an aggressive clearance of spring and summer merchandise and efforts to reduce the number of items in various departments that are being de-emphasized.

Selling, general and administrative expenses increased from $22.0 million in 1994 to $23.5 million in 1995 due primarily to expenses associated with new stores and pharmacies. As a percentage of sales, expenses increased from 25.0% to 25.2%.

Twenty-Six Weeks Ended July 29, 1995 and July 30, 1994

Net sales increased from $179.0 million in 1994 to $190.3 million in 1995, an increase of $11.3 million or 6.3%. The increase was attributable to comparable store sales increases of 2.7% ($4.2 million) and sales by stores not yet included as comparable stores ($6.6 million). Wholesale sales to franchisees and independents increased $.5 million or 2.6% in 1995.

Gross profit decreased from 27.0% of sales in 1994 to 25.5% in 1995 for the aforementioned reasons.

Selling, general and administrative expenses increased from $41.9 million in 1994 to $45.4 million in 1995 due primarily to expenses associated with new stores and pharmacies. As a percentage of sales, expenses increased from 23.4% to 23.8%.



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

              Not Applicable.

Item 3.     Defaults Upon Senior Securities

              Not Applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders

              The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 15, 1995. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of Price Waterhouse, LLP as independent public accountants for the fiscal year ending February 3, 1996.

              The results of the voting were as follows:

                                                         ABSTAIN
                                                         BROKER
                          FOR     AGAINST    WITHHELD   NON-VOTE

Election of Directors:
  Michael J. Hayes     7,450,012              86,392   1,798,963
  David A. Gardner     7,448,580              87,824   1,798,963
  John R. Eisenman     7,446,147              90,257   1,798,963
  Roger T. Knox        7,443,376              93,028   1,798,963

Appointment of Price
  Waterhouse, LLP      7,518,953  10,022       7,429   1,798,963


Item 5.     Other Information

              Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

              Exhibits:

                  Exhibit 10.21 -         Modification Agreement between
                                          Fred's, Inc. and Union Planters
                                          National Bank dated as of May
                                          31, 1995 (modifies the
                                          Revolving Loan and Credit
                                          Agreement included as Exhibit
                                          10.17)

                  Exhibit 10.22 -         Second Modification Agreement
                                          between Fred's, Inc. and Union
                                          Planters National Bank dated as
                                          of July 31, 1995 (modifies the
                                          Revolving Loan and Credit
                                          Agreement included as Exhibit
                                          10.17)

                  Exhibit 10.23 -         Seasonal Overline Revolving
                                          Credit Agreement between
                                          Fred's, Inc. and Union Planters
                                          National Bank dated as of July
                                          31, 1995

                  Exhibit 11 -            Computation of Net Income
                                          (Loss) Per Share

                  Exhibit 27 -            Financial Data Schedule


              Reports on Form 8-K:

                  Not Applicable.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRED'S, INC.

                                     /s/ Michael J. Hayes
                                    Michael J. Hayes
Date:  September 6, 1995            Chief Executive Officer


                                     /s/ Bruce D. Smith
                                    Bruce D. Smith
Date:  September 6, 1995            Chief Financial Officer