Form 10-Q
period 1995-10-28
FREDS INC
filed 1995-12-11
CIK 724571

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 1995.

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

The registrant had 9,335,256 shares of common stock outstanding as of October 28, 1995.


                          FRED'S, INC.

                              INDEX

                                                       Page No.

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     October 28, 1995 and January 28, 1995                 3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended and the
     Thirty-Nine Weeks Ended October 28, 1995
     and October 29, 1994                                  4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended October 28,
     1995 and October 29, 1994                             5

    Notes to Consolidated Financial Statements             6

  Item 2 - Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                      7 - 9

PART II - OTHER INFORMATION                               10

Signatures                                                11


                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                    (in thousands, except for number of shares)

                                                  OCTOBER 28,       JANUARY 28,
                                                     1995              1995
                                                  ----------        ----------
ASSETS
Current assets:
  Cash and cash equivalents                         $  1,417         $  5,944
  Receivables, less allowance for
    doubtful accounts                                  6,647            4,033
  Inventories                                        101,259           82,163
  Deferred income taxes                                1,470            1,590
  Other current assets                                 1,446              756
                                                    --------         --------
    Total current assets                             112,239           94,486

Property and equipment, at depreciated cost           51,252           49,550
Equipment under capital leases, less
 accumulated amortization                                620              951
Deferred income taxes                                  5,063            5,170
Other noncurrent assets                                1,726            1,428

                                                    --------         --------
                                                    $170,900         $151,585
                                                    ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 38,415         $ 24,324
  Current portion of indebtedness                      8,835            1,629
  Current portion of capital lease obligations           285              408
  Accrued liabilities                                  4,592            5,030
  Income taxes payable                                   300            1,042
                                                    --------         --------
    Total current liabilities                         52,427           32,433
                                                    --------         --------

Indebtedness                                           1,658            2,938
Capital lease obligations                                584              802
Other noncurrent liabilities                           1,081              955
                                                    --------         --------
    Total liabilities                                  3,323           37,128
                                                    --------         --------

Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no par value,
    9,335,256 shares and outstanding (9,307,373
    shares at January 28, 1995                        63,458          63,185
   Retained earnings                                  52,105          51,555
   Loan to ESOP                                         (140)           (283)
   Deferred compensation on
    restricted stock incentive plan                     (273)             -
                                                    --------        --------
      Total shareholders' equity                     115,150         114,457
                                                    --------        --------
                                                    $170,900        $151,585
                                                    ========        ========

           See accompanying notes to consolidated financial statements


                                  FRED'S, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)



                               THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                               --------------------     -----------------------
                                OCTOBER     OCTOBER        OCTOBER     OCTOBER
                               28, 1995    29, 1994       28, 1995    29, 1994
                               --------    --------       --------    --------

Net sales                      $ 95,598    $ 91,376       $285,943    $270,388
Cost of goods sold               70,687      66,466        212,552     197,142
                               --------    --------       --------    --------
  Gross profit                   24,911      24,910         73,391      73,246
Selling, general and
  administrative expenses        24,582      22,331         69,954      64,203
                               --------    --------       --------    --------
  Operating income                  329       2,579          3,437       9,043
Interest expense, net               137         154            353         216
Other expenses                       -           37             -           37
                               --------    --------       --------    --------
  Income before income taxes        192       2,388          3,084       8,790
Provision for income taxes           71         865          1,135       3,176
                               --------    --------       --------    --------
Net income                     $    121    $  1,523       $  1,949    $  5,614
                               ========    ========       ========    ========


Net income per shares          $    .01    $    .16       $    .21    $    .60
                               ========    ========       ========    ========

Weighted average number of
 common shares and common
 equivalent shares outstanding    9,335       9,307          9,332       9,307
                               ========    ========       ========    ========


           See accompanying notes to consolidated financial statements



                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                     THIRTY-NINE WEEKS ENDED
                                                    -------------------------
                                                    OCTOBER 28,    OCTOBER 29,
                                                       1995           1994
                                                    ----------     ----------

Cash flows from operating activities:
  Net income                                         $  1,949       $  5,614
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                       3,994          3,157
    Contribution to ESOP to reduce
     ESOP loan balance                                    143            142
    Deferred income taxes                                 227          1,354
    (Increase) decrease in assets:
      Receivables                                      (2,614)        (1,936)
      Inventories                                     (19,096)       (28,292)
      Other current assets                               (690)          (256)
      Other noncurrent assets                            (560)           (43)
    Increase (decrease) in liabilities:
      Accounts payable                                 14,091         12,059
      Accrued liabilities                                (438)          (443)
      Income taxes payable                               (742)           (34)
      Other noncurrent liabilities                        126            108
                                                     --------       --------
       Net cash (used in) provided by
        operating activities                           (3,610)        (8,570)
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases                      (5,103)        (7,787)
                                                     --------       --------
       Net cash (used in) provided by
        investing activities                           (5,103)        (7,787)
                                                     --------       --------

Cash flows from financing activities:
  Proceeds from borrowings and
   increase in capital lease obligations                7,200         30,800
  Reduction of indebtedness and
   capital lease obligations                           (1,615)       (20,447)
  Cash dividends paid                                  (1,399)        (1,396)
                                                     --------       --------
       Net cash (used in) provided by
        financing activities                            4,186          8,957
                                                     --------       --------
Increase (decrease) in cash and cash equivalents       (4,527)        (7,400)
  Beginning of period cash and cash equivalents         5,944          8,070
                                                     --------       --------
  End of period cash and cash equivalents            $  1,417       $    670
                                                     ========       ========

Supplemental disclosures of cash flow information:
  Interest paid                                      $    288       $    168
  Income taxes paid                                  $  1,650       $  1,856


           See accompanying notes to consolidated financial statements



                          FRED'S, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
------------------------------------------------------------------

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

The results of operations for the thirteen week and thirty-nine week periods ended October 28, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

------------------------------------------------------------------
NOTE 2:  NET INCOME PER SHARE
------------------------------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------
FINANCIAL CONDITION
------------------------------------------------------------------

Fred's operates 203 discount general merchandise stores in ten states in the southeastern United States, including 18 stores acquired from Southern Wholesale Company during the thirteen week period ended October 28, 1995. Eighty-seven of the stores have full service pharmacies, and there are four Fred's Xpress stand-alone pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year. As shown on the consolidated statement of cash flows, inventories increased $19,096,000 during the thirty-nine week period ended October 28, 1995. In addition, cash was used to fund accounts receivable ($2,614,000), capital expenditures incurred primarily in connection with opening/acquiring new stores and pharmacies and installing enhanced point-of-sale cash registers, ($5,103,000), and cash dividends ($1,399,000). The increased inventory levels and other cash outlays were financed from net income ($1,949,000), increased accounts payable ($14,091,000), seasonal bank borrowings ($7,200,000) and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment and a $4,500,000 line of credit commitment available from two banks. At October 28, 1995, $7,200,000 was outstanding under the revolving credit agreement and $3,151,000 was outstanding under the line of credit agreement.

------------------------------------------------------------------
RESULTS OF OPERATIONS
------------------------------------------------------------------

Thirteen Weeks Ended October 28, 1995 and October 29, 1994
----------------------------------------------------------

Net sales increased from $91.4 million in 1994 to $95.6 million in 1995, an increase of $4.2 million or 4.6%. The increase was attributable to comparable store sales increases of 1.4% ($1.0 million) and sales by stores not yet included as comparable stores ($3.3 million). Wholesale sales to franchisees and independents decreased $.1 million or 1.1% in 1995.

Gross profit decreased from 27.3% of sales in 1994 to 26.1% in 1995 primarily due to price reductions associated with the implementation of an everyday competitive pricing strategy. This strategy was implemented in December 1994 and included an initial wave of price reductions on highly recognizable items. Subsequently, additional price reductions have been taken on other items in an effort to stimulate sluggish sales.

Selling, general and administrative expenses increased from $22.3 million in 1994 to $24.6 million in 1995 due primarily to expenses associated with new stores and pharmacies. As a percentage of sales, expenses increased from 24.4% to 25.7%. Expenses as a percentage of sales increased due to several factors that included changes to the Company's distribution center operations to implement a more competitive wage program and convert from a four-day to a five-day work week. In addition, higher expenses were incurred in connection with the conversion to a new pharmacy management system that provides the centralized controls necessary to maximize the performance of a large chain of pharmacies. The implementation of this new system from PDX, and the related training, will be completed by the end of February 1996. Lastly, the relative increase in expenses reflected costs associated with the third quarter acquisition of 18 stores and the initial steps taken to conform these stores to the Fred's concept. These factors, combined with the lack of expense leverage caused by weak comparable store sales growth, resulted in a higher expense ratio.

Thirty-Nine Weeks Ended October 28, 1995 and October 29, 1994
-------------------------------------------------------------

Net sales increased from $270.4 million in 1994 to $285.9 million in 1995, an increase of $15.5 million or 5.7%. The increase was attributable to comparable store sales increases of 2.3% ($5.2 million) and sales by stores not yet included as comparable stores ($9.9 million). Wholesale sales to franchisees and independents increased $.4 million or 1.3% in 1995.

Gross profit decreased from 27.1% of sales in 1994 to 25.7% in 1995 primarily as a result of the everyday competitive price reductions discussed above and because of markdowns that were necessary in order to sell slow-moving inventory during the second quarter.

Selling, general and administrative expenses increased from $64.2 million in 1994 to $70.0 million in 1995 due primarily to expenses associated with new stores and pharmacies. As a percentage of sales, expenses increased from 23.7% to 24.5% primarily because of the reasons outlined in the third quarter discussion above.

------------------------------------------------------------------
EFFECT OF INFLATION
------------------------------------------------------------------

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

------------------------------------------------------------------
SEASONALITY
------------------------------------------------------------------

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

                              FRED'S, INC.

                              /s/Michael J. Hayes
                              ------------------------------
                              Michael J. Hayes
Date:  December 4, 1995       Chief Executive Officer


                              /s/Bruce D. Smith
                              ------------------------------
                              Bruce D. Smith
Date:  December 4, 1995       Chief Financial Officer