Form 10-K
period 1996-02-03
FREDS INC
filed 1996-05-03
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended February 3, 1996


Commission File Number 000-19288

                                   FRED'S, INC.
              (Exact Name of Registrant as Specified in its Charter)

              TENNESSEE                          62-0634010
    (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)       Identification Number)

                               4300 New Getwell Road
                             MEMPHIS, TENNESSEE  38118
                     (Address of Principal Executive Offices)

Registrant's telephone number, including area code (901) 365-8880

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Exchange on
                                        Which Registered
Class A Common Stock, no par value     NASDAQ Stock Market


Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes    X                         No ______

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [     ].


      As of April 10, 1996, there were 9,335,232 shares outstanding of the Registrant's Class A no par value voting common stock.
Based on the last reported sale price of $8.00 per share on the NASDAQ Stock Market on April 10, 1996, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $59,745,192.

      As of April 10, 1996, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended February 3, 1996 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

      Portions of the Proxy Statement for the annual shareholders' meeting (expected to be held during July 1996) are incorporated into Part III, Items 10, 11, 12 and 13.

      Portions of the Company's Registration Statement on Form S-1 (file no. 33-45637) are incorporated as exhibits into Part IV.

      With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.


                                      PART I

Item 1:      Business

General

      Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 201 discount general merchandise stores in ten states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). Eighty-seven of the Company's stores have full service pharmacies and there are five stand-alone Fred's Xpress pharmacies. The Company also markets goods and services to 34 franchised "Fred's" stores.

      Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, low opening price points in key product categories, consistent discount positions in health and beauty aids and paper and cleaning supplies and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 13,900 square feet and had average sales of $1,979,000 in 1995.

Business Strategy

      The Company's strategy is to meet the general merchandise needs of the small to medium sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:

      Wide variety of frequently purchased, basic merchandise. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products and the inclusion of pharmacies in 87 of its stores.

      Discount prices. The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy. As part of this strategy, Fred's maintains low opening price points on the basic items in each of its departments, maintains competitive prices on the entire stock in the health and beauty aids and paper and cleaning supplies departments, offers double value for manufacturers' coupons, and regularly offers seasonal specials and departmental promotions supported by strong tabloid, television and radio advertising. During December 1994, Fred's implemented a highly competitive pricing program that focuses on strong values day in and day out, while reducing the Company's reliance on promotional activities.

      Convenient shopper-friendly environment. Fred's stores are typically located in a convenient strip shopping center, which allows for easy access and shorter distances to the store entrance. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.


Expansion Strategy

      The Company expects that expansion of the Fred's concept will occur primarily within its present market area and will be focused in small to medium sized towns, although the Company may also enter urban markets where it already has a market presence.

Addition of Stores

      Fred's added a net of 17 new stores in 1995 and anticipates opening up to ten stores and closing ten stores in 1996. The Company's store prototype has from 10,000 to 15,000 square feet of selling space. Opening a new store currently costs between $350,000 and $450,000 for inventory, furniture, fixtures, equipment and leasehold improvements.

Addition of Pharmacies

      The addition of pharmacies to existing stores has increased comparable store sales by adding sales of pharmaceuticals while maintaining sales of non-pharmaceutical items. The Company acquired 19 pharmacies in 1995, of which ten were incremental to stores that already had a pharmacy, five were established as stand-alone Fred's Xpress pharmacies, and four were additions to stores that had not previously had a pharmacy. The Company plans to acquire at least 15 more pharmacies in 1996. In substantially all cases, Fred's intends to add pharmacies through the acquisition of established independent pharmacies (either by employment of formerly independent pharmacists or purchase of customer lists from retiring independent pharmacists).

Proposed Acquisition of Rose's

      On March 1, 1996, the Company signed a letter of intent to acquire all of the outstanding stock of Rose's Stores, Inc., a retailer that operates 105 stores in ten states in the southeastern United States (primarily North Carolina and Virginia). The merger is subject to satisfaction of the execution of a definitive merger agreement, approval by the shareholders of Fred's and Rose's, and certain other conditions.

Merchandising and Marketing

      Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-friendly than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in almost fifty years of operation by the Company and its predecessors, enables the Company to compete effectively in its region.

Purchasing

      The Company's buying activities are directed from the corporate office by the Executive Vice President-Merchandising who is supported by three Vice Presidents - Merchandising and a staff of 22 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for all of its categories of merchandise.

Sales Mix

      The Fred's store sales mix by major merchandise category during 1995 was as follows:

Household Goods........................................27.1%
Pharmaceuticals........................................17.7%
Apparel and Linens.....................................17.2%
Health and Beauty Aids.................................16.0%
Paper and Cleaning Supplies............................12.3%
Food and Tobacco Products...............................9.7%

      The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and a full-line of apparel. In 1995, the stores' average customer transaction size was approximately $11.25, and the number of customer transactions totaled approximately 33 million.

      The Company presently has 81 full-line stores (those stores with both pharmacy and apparel departments) that have been open longer than 12 months. The pharmacy department contributed 28% of the total sales by these full-line stores in 1995. Sales per selling square foot averaged $157 for full-line stores compared to $113 for non full-line stores. Average sales per store during 1995 were $2,585,000 for full-line stores compared to $1,434,000 for non full-line stores.

      Products sold under the "Fred's" private label program, including household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products, constituted approximately 4% of total sales in 1995. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

Highly Competitive Pricing Strategy

      The implementation of a new pricing strategy in December 1994 included price reductions for many key items and the elimination of four sale events for 1995. The price reductions and fewer sale events resulted in lower sales and negatively impacted gross margins. However, management expects that as customers begin to recognize Fred's as a store that offers good values everyday, they will shop Fred's stores more regularly, not just during sale events. The Company plans to eliminate an additional four sale events in 1996.

Advertising and Promotions

      Advertising and promotion costs represented 1.9% of sales in 1995. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and discount retail image. The Company's advertising is directed towards a typical Fred's customer, a female over the age of 25 in a rural location with household income averaging $25,000.

      The Company's buyers have discretion to mark down slow moving items, and the Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. The store managers, with corporate approval, are permitted to tailor the price structure at their particular stores to meet competitive conditions within each store's marketing area.

Store Operations

      All Fred's stores are open six days a week (Monday through Saturday), and many stores are open seven days a week. Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager. The Company's twelve district managers supervise the management and operation of Fred's stores.

      The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. Various factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. Management believes that this incentive compensation plan, together with the Company's store management training program, are instrumental in maximizing store performance.

      The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                                1991    1992    1993    1994    1995
                               ------  ------  ------  ------  ------
Stores open at beginning
  of period                       136     144     156     170     184
Stores opened/acquired
  during period                     9      13      18      20      31
Stores closed during period        (1)     (1)     (4)     (6)    (14)
                               ------  ------  ------  ------  ------
Stores open at end of
  period                          144     156     170     184     201
                               ======  ======  ======  ======  ======
Pharmacies open at
  beginning of period              40      45      60      75      83
Pharmacies opened/acquired
  during period                     6      15      16       8       9
Pharmacies closed during
  period                           (1)    -        (1)    -       -
                               ------  ------  ------  ------  ------
Pharmacies open at end of
  period                           45      60      75      83      92
                               ======  ======  ======  ======  ======
Square feet of selling
  space at end of period
  (in thousands)                1,877   2,071   2,311   2,625   2,797
                               ======  ======  ======  ======  ======
Average square feet of
  selling space per store      13,033  13,277  13,594  14,266  13,915
                               ======  ======  ======  ======  ======

Franchise stores at end
  of period                        43      39      37      35      34
                               ======  ======  ======  ======  ======

Pharmacy Operations

      Fred's operates 87 in-store pharmacies and five Fred's Xpress pharmacies, all of which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. Pharmacy sales have become an increasingly important segment of the Company's sales, increasing from 9.4% of retail sales in 1988 to 17.7% in 1995.

      The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies also increase customer traffic and repeat visits.

      The pharmacies in Fred's stores that are clustered together typically operate at a lower cost because three pharmacists are able to staff two Fred's stores (versus competitors' typical two pharmacists per store). This competitive advantage will accelerate because the Company is continuing to add pharmacies in clustered stores.

Inventory Control and Distribution

SWORD and POS Systems

      The Company's computerized central management information system (known as "SWORD," which stands for Store Warehouse Order Replenishment and Distribution) maintains a daily SKU level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers which capture SKU and other data at the time of sale for daily transmission to the Company's central computer. Data received from the stores is used to automatically replenish frequently purchased merchandise on a weekly basis and to assist the Company's buyers in their decision making process.

      Maintaining an "in-stock" supply of high-turn, low gross margin items, such as health and beauty aids and paper and cleaning supplies and frequently consumed items in other categories, preserves customer loyalty which leads to purchases of higher gross margin items in other product categories.

      Over the past three years, the Company has installed enhanced POS register systems in all of its stores. The new registers have improved labor productivity at the stores and continue to be the data gathering device for the SWORD system. The scanning and price look-up features included in the new system significantly reduce the amount of labor required to tag merchandise in connection with the Company's sale events and reduce the number of cashier errors.

Distribution

      Fred's has an 800,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). Excess capacity exists in the distribution center which will accommodate the Company's expansion plans for Fred's stores for the next two years. The Company is reviewing opportunities to enhance the logistics of the distribution center and to modernize the related sortation and handling equipment in order to increase the center's capacity and efficiencies. Approximately 78% of the merchandise received by Fred's stores in 1995 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by vendors. For distribution, the Company uses owned and leased trailers and leased tractors, as well as common carriers.

Wholesale and Franchise Sales

      The Company engages in wholesale sales to its 34 franchised "Fred's" stores and to certain other retailers. The franchised stores utilize the Company's SWORD system. Revenues from wholesale sales during the last three years were $40,300,000 in 1995, $39,000,000 in 1994 and $40,800,000 in 1993. In addition, franchise and other fees totaling approximately $2 million have been earned by Fred's in each of the three years (recorded as a reduction to the Company's operating expenses).

      Each of the Company's franchised stores operates under a franchise agreement whereby the Company is the primary provider of merchandise and the store is granted an exclusive market area. Franchisees purchase merchandise from the Company at wholesale prices and pay a franchise fee for the right to use the Fred's tradename. The fee is equal to 3% of the retail price of a franchisee's purchases. A franchisee may elect to have merchandise delivered by the Company for a fee ranging from 1.75% to 2.75% of the retail value of the merchandise delivered, varying with the distance between the Company's distribution center and the franchisee's store. Franchisees participate in advertising for "Fred's" stores in their marketing area by paying for the cost of advertising on television and distributing tabloid advertisements. At this time, the Company is not soliciting new franchisees.

Employees

      At February 3, 1996, the Company had approximately 4,800 full-time and part-time employees, comprising 500 corporate employees and 4,300 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement.

      Almost all of the Company's salaried employees not covered by the store or merchandising incentive compensation programs are covered by incentive compensation plans, under which compensation is payable based upon the Company meeting or exceeding profit targets.


Item 2:      Properties

      As of February 3, 1996, the geographical distribution of Fred's 201 Company-owned stores was as follows:

          State               Number of Stores
          -----               ----------------
          Mississippi               63
          Arkansas                  42
          Tennessee                 38
          Louisiana                 19
          Georgia                   16
          Alabama                   15
          North Carolina             3
          Missouri                   2
          Kentucky                   2
          Florida                    1


      The Company owns the real estate and the buildings for 61 store locations, of which five are subject to ground leases. The Company leases the remaining 140 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a few provide for additional rent based on sales). Fred's stores range in size from 5,000 square feet to 27,000 square feet. One hundred and forty-two of Fred's stores are in strip centers or adjoined with a downtown shopping district, with the remainder being free-standing.

      It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy the Company's present store growth intentions in the near term. It is management's intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company will thus have maximum flexibility in store relocation in the future, since continued availability of existing buildings is anticipated in the Company's market areas.

      The Company owns its distribution center and corporate headquarters situated on a 60 acre complex in Memphis, Tennessee. The distribution center contains approximately 800,000 square feet of space. The site also contains 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the complex; of the balance, approximately 75,000 square feet is leased to the U.S. Government. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology.


Item 3:      Legal Proceedings

      The Company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the results of operations or the financial condition of the Company.


Item 4:      Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 1996.


                                      PART II


Item 5:      Market for the Registrant's Common Stock and Related
             Stockholder Matters

      The information required by this item is furnished by incorporation by reference of Page 25 of the Annual Report to Shareholders for the year ended February 3, 1996.


Item 6:      Selected Financial Data

      The selected financial data for the five years ended February 3, 1996, which appears on page 8 of the Annual Report to Shareholders is incorporated herein by reference.


Item 7:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

      Management's Discussion and Analysis of financial condition and results of operations appearing on pages 9 through 11 of the Annual Report to Shareholders is incorporated herein by reference.


Item 8:      Financial Statements and Supplementary Data

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated March 8, 1996, appearing on pages 12 through 24 of the Annual Report to Shareholders are incorporated herein by reference.


Item 9:      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure

      None.


                                     PART III


Item 10:     Directors and Executive Officers of the Registrant

      Information regarding directors is incorporated herein by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders, expected to be held in July 1996 (the "Proxy Statement").

      The following information is furnished with respect to each of the executive officers of the Registrant:

Name                Age            Positions and Offices
- ----                ---            ---------------------
Michael J. Hayes    54      Director, Managing Director (1),
                             Chief Executive Officer and President
David A. Gardner    48      Director and Managing Director (1)
Michael K. Spear    51      Executive Vice President -
                             Merchandising
Bruce D. Smith      37      Executive Vice President and Chief
                             Financial Officer
Victor Saig         60      Senior Vice President - Store
                             Operations
Blanchard J. Box    57      Senior Vice President - Management
                             Information Systems
John A. Casey       49      Senior Vice President - Pharmacy
                             Operations
Charles S. Vail     52      Corporate Secretary, Vice President -
                            Legal Services and General Counsel

________________________________

(1)   According to the By-laws of the Company, the Managing
      Directors (Messrs. Hayes and Gardner) are the chief executive officers of the Company and have general supervisory responsibility for the business of the Company.


      Michael J. Hayes was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Hayes has been Chief Executive Officer since October 1989 and President since May 1991. Additionally, Mr. Hayes is a Managing Director of Hayes Financial Corp. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President - Corporate Finance and Financial Services.

      David A. Gardner was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Gardner has been President of Gardner Capital Corporation, a real estate and venture capital investment firm since April 1980. Additionally, Mr. Gardner is a director of Gulfstar Energy, Inc., Great American Management and Investment, Inc. and Joyce International, Inc.

      Michael K. Spear was hired in March 1995 as Executive Vice President - Merchandising. Mr. Spear had previously spent 21 years with Wal-Mart Stores, Inc., including 4 years in store operations, followed by 17 years in merchandising. Most recently he served Wal-Mart as Vice President, Divisional Merchandise Manager for the Sam's Clubs.

      Bruce D. Smith joined the Company in September 1991 as
Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Smith was employed by Price Waterhouse LLP for eleven years and attained the position of Senior Audit Manager.

      Victor Saig is the Senior Vice President - Store Operations, a position he has held since November 1989. Mr. Saig joined the Company in 1963. Prior to this appointment, Mr. Saig served as Vice President - Hard Lines Merchandising and in various other operational and merchandising positions.

      Blanchard J. Box is the Senior Vice President - Management Information Systems of the Company, a position he has held since May 1991. Mr. Box, who joined the Company in 1989, was previously Vice President - Management Information Systems. Prior thereto, Mr. Box was responsible for management information systems at OTASCO, Inc., an Oklahoma retailer, from 1984 until 1989.

      John A. Casey was promoted to Senior Vice President - Pharmacy Operations in January 1994. Mr. Casey joined the Company in 1979. Prior to this appointment, Mr. Casey was Vice President - Pharmacy Operations from 1990 to 1994 and Director of Pharmacy Operations from 1988 to 1990. Prior to 1988, Mr. Casey was a pharmacy district manager and a pharmacist.

      Charles S. Vail has served the Company for more than nine years as Corporate Secretary, Vice President - Legal Services and
General Counsel.  Mr. Vail joined the Company in 1973.


Item 11:     Executive Compensation

      Information regarding executive compensation is incorporated herein by reference from the information in the Company's Proxy
Statement.


Item 12:     Security Ownership of Certain Beneficial Owners and
             Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement.


Item 13:     Certain Relationships and Related Transactions

      This information is incorporated herein by reference from the information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.


                                      PART IV


Item 14:     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

(a)(1)       Consolidated Financial Statements

             The following consolidated financial statements are incorporated herein by reference from pages 12 through 24 of the Annual Report to Shareholders for the year ended February 3, 1996.

                   Consolidated Statements of Income for the years ended February 3, 1996, January 28, 1995 and
                   January 29, 1994.

                   Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995.

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended February 3, 1996, January 28, 1995 and January 29, 1994.

                   Consolidated Statements of Cash Flows for the years ended February 3, 1996, January 28, 1995 and
                   January 29, 1994.

                   Notes to Consolidated Financial Statements.

                   Report of Independent Accountants.

(a)(2)       Financial Statement Schedules:

             All schedules are omitted because they are not applicable or not required, or because the information is included in the financial statements or notes thereto.

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of
             Regulation S-K are as follows:

             3.1 Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit
                         3.1 to the Form S-1 as filed with the
                         Securities and Exchange Commission February
                         7, 1992 (SEC File No. 33-45637) (the  "Form
                         S-1")].
             3.2 By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-1].
             4.1         See Exhibits 3.1 and 3.2 hereto.
             4.2 Specimen Common Stock Certificate [incorporated herein by reference to Exhibit
                         4.2 to Pre-Effective Amendment No. 3 to the
                         Form S-1]
             9.1 Baddour, Inc. (Registrant changed its name to "Fred's, Inc." in 1991) Shareholders Agreement dated as of June 28, 1986 [incorporated herein by reference to Exhibit C, pages C-1 through C-42 to Baddour, Inc.'s Report on Form 8-K dated July 1, 1986]
             10.6 Lease Agreement dated November 12, 1991 with the U.S. Government [incorporated herein by reference to Exhibit 10.6 to the Form S-1].
             10.8 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit
                         10.8 to the Form S-1].
             10.9 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit
                         10.9 to the Form S-1].
             10.10 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].
             10.11* Incentive Stock Option Plan dated as of December 22, 1986 [incorporated herein by reference to Exhibit 10.11 to the Form S-1].
             10.15 Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit
                         10.15 to Pre-Effective Amendment No. 1 to the
                         Form S-1].
             10.17 Revolving Loan and Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 15, 1992 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended May 2, 1992].
             10.18 Note and Security Agreement between National Bank of Commerce as Trustee for the ESOP of Fred's, Inc., together with the Limited Guaranty of Fred's, Inc. dated as of May 29, 1992 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended August 1, 1992].

             10.19* 1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].



* Management Compensatory Plan

             10.20       Negative Pledge and Loan Agreement between
                         Fred's, Inc. and National Bank of Commerce
                         dated as of February 17, 1994 [incorporated
                         herein by reference to the Company's report
                         on Form 10-K for the year ended January 29,
                         1994].
             10.21       Modification Agreement between Fred's, Inc.
                         and Union Planters National Bank dated as of
                         May 31, 1995 (modifies the Revolving Loan and
                         Credit Agreement included as Exhibit 10.17)
                         [incorporated herein by reference to the
                         Company's report on Form 10-Q for the quarter
                         ended July 29, 1995].
             10.22       Second Modification Agreement between Fred's,
                         Inc. and Union Planters National Bank dated
                         as of July 31, 1995 (modifies the Revolving
                         Loan and Credit Agreement included as Exhibit
                         10.17) [incorporated herein by reference to
                         the Company's report on Form 10-Q for the
                         quarter ended July 29, 1995].
             10.23       Seasonal Overline Revolving Credit Agreement
                         between Fred's, Inc. and Union Planters
                         National Bank dated as of July 31, 1995
                         [incorporated herein by reference to the
                         Company's report on Form 10-Q for the quarter
                         ended July 29, 1995].
             10.24**     Employment Agreement between Fred's, Inc. and
                         Michael K. Spear dated as of March 6, 1995.
             11.1**      Computation of Net Income per Share
             13.1**      Annual report to shareholders for the year
                         ended February 3, 1996 (to the extent
                         incorporated herein by reference).
             21.1**      Subsidiaries of Registrant
             23.1**      Consent of Price Waterhouse LLP.
             27. **      Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report. However, a report on Form 8-K dated March 1, 1996 was filed subsequent to the fourth quarter regarding the proposed acquisition by merger of Rose's Stores, Inc. by Fred's.











  ** Filed herewith


                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 1996.

                         FRED'S, INC.


                         By: /s/ Michael J. Hayes
                            -----------------------------------------
                            Michael J. Hayes, Chief Executive
                            Officer and President


                         By: /s/ Bruce D. Smith
                            -----------------------------------------
                            Bruce D. Smith, Executive Vice President
                            and Chief Financial Officer (Principal
                            Accounting and Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of April, 1996.

    Signature                            Title
    ---------                            -----

/s/ Michael J. Hayes                Director, Managing Director,
Michael J. Hayes                    Chief Executive Officer and
                                    President

/s/ David A. Gardner                Director and Managing
David A. Gardner                    Director

/s/ Roger T. Knox                   Director
Roger T. Knox

/s/ John R. Eisenman                Director
John R. Eisenman