Form 10-K/A
period 1996-02-03
FREDS INC
filed 1996-06-03
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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
            Yes  X                       No
               -----                       -----

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

Sales Mix

      The Fred's store sales mix by major merchandise category during 1995 was as follows:

      Household Goods..................................27.1%
      Pharmaceuticals..................................17.7%
      Apparel and Linens...............................17.2%
      Health and Beauty Aids...........................16.0%
      Paper and Cleaning Supplies......................12.3%
      Food and Tobacco Products........................ 9.7%

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

      The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                              1991     1992     1993     1994     1995
Stores open at beginning
  of period                     136      144      156      170      184
Stores opened/acquired
  during period                   9       13       18       20       31
Stores closed during
  period                         (1)      (1)      (4)      (6)     (14)
                             ------   ------   ------   ------   ------
Stores open at end of
  period                        144      156      170      184      201
                             ======   ======   ======   ======   ======
Pharmacies open at beginning
  of period                      40       45       60       75       83
Pharmacies opened/acquired
  during period                   6       15       16        8        9
Pharmacies closed during
  period                         (1)     -         (1)     -        -
                             ------   ------   ------   ------   ------
Pharmacies open at end
  of period                      45       60       75       83       92
                             ======   ======   ======   ======   ======
Square feet of selling
  space at end of period
  (in thousands)              1,877    2,071    2,311    2,625    2,797
                             ======   ======   ======   ======   ======
Average square feet of
  selling space per store    13,033   13,277   13,594   14,266   13,915
                             ======   ======   ======   ======   ======
Franchise stores at end
  of period                      43       39       37       35       34
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


Item 9:     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure

      None.


                                   PART III


Item 10:    Directors and Executive Officers of the Registrant

      The following information is furnished with respect to each of the directors and executive officers of the Registrant:

      Name              Age         Positions and Offices
Michael J. Hayes(1)     54    Director, Managing Director (2), Chief
                               Executive Officer and President
David A. Gardner(1)     48    Director and Managing Director (2)
John R. Eisenman(1)     54    Director
Roger T. Knox(1)        58    Director
Michael K. Spear        51    Executive Vice President - Merchandising
Bruce D. Smith          37    Executive Vice President and Chief
                               Financial Officer
Victor Saig             60    Senior Vice President - Store Operations
Blanchard J. Box        57    Senior Vice President - Management
                               Information Systems
John A. Casey           49    Senior Vice President - Pharmacy
                               Operations
Charles S. Vail         52    Corporate Secretary, Vice President -
                               Legal Services and General Counsel


(1) Four directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.
(2)   According to the By-laws of the Company, the Managing
      Directors (Messrs. Hayes and Gardner) are the chief executive officers of the Company and have general supervisory responsibility for the business of the Company.


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

      David A. Gardner was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Gardner has been President of Gardner Capital Corporation, a real estate and venture capital investment firm since April 1980. Additionally, Mr. Gardner is a director of Gulfstar Energy, Inc. and Joyce International, Inc.

      John R. Eisenman is involved in real estate investment and development with REMAX Island Realty, Inc., located in Hilton Head Island, South Carolina. Mr. Eisenman has been engaged in commercial and industrial real estate brokerage and development since 1983. Previously, he founded and served as President of Sally's, a chain of fast food restaurants from 1976 to 1983, and prior thereto held various management positions in manufacturing and in securities brokerage.

      Roger T. Knox has served the Memphis Zoological Society as its President and Chief Executive Officer since January 1989. Mr. Knox was the President and Chief Operating Officer of Goldsmith's Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1989 and its Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley's Department Stores in Houston, Texas for 20 years.

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

      Based solely upon a review of reports of beneficial ownership of the Company's Common Stock and written representations furnished to the Company by its officers, directors and principal shareholders, the Company is not aware of any such reporting person who or which failed to file with the Securities and Exchange Commission on a timely basis any required reports of changes in beneficial ownership.


Item 11:    Executive Compensation

      The following table sets forth the cash compensation paid, as well as certain other compensation paid or accrued, to the Company's chief executive officer and to each of the other four most highly compensated executive officers whose aggregate salary and bonus cash compensation exceeded $100,000 during the indicated fiscal years (the "Named Executives").


                          SUMMARY COMPENSATION TABLE

                                                               Long Term
                               Annual Compensation            Compensation

 Name and                                                Restricted     Option
  All Other
 Principal                            Salary    Bonus   Stock Awards    Awards
 Compensation
 Position                    Year      ($)       ($)        ($)          (#)
   (1) ($)
Michael J. Hayes             1995    180,000      --          --          --
      946
Managing Director, Chief     1994    180,000      --          --          --
      940
Executive Officer and        1993    180,000      --          --          --
      270
President

David A. Gardner(2)          1995    120,000      --          --          --
       --
Managing Director            1994    120,000      --          --          --
       --
                             1993    120,000      --          --          --
       --

Michael K. Spear (3)         1995    145,962    30,730     195,000      20,000
       --
Executive Vice President-    1994       --        --          --          --
       --
Merchandising                1993       --        --          --          --
       --

Joe M. Carter (4)            1995     66,462      --          --          --
      544
Executive Vice President-    1994    108,000      --          --         8,500
    1,015
Strategic Development        1993    107,077    22,000        --          --
    1,042

Gary E. Hendren (5)          1995       --        --          --          --
       --
Executive Vice President-    1994    113,403      --          --         8,500
    1,169
Retail Operations            1993    156,000    14,000        --          --
    1,144

_________________________
(1) Company contributions to defined contribution plans (401-k and ESOP).
(2) Payments for Mr. Gardner's services are made to Gardner Capital Corporation under a contractual relationship between that company and Fred's.
(3)   Mr. Spear joined the Company on March 6, 1995.
(4)   Mr. Carter left the employ of the Company on August 25, 1995.
(5) Mr. Hendren left the employ of the Company on October 21, 1994.

      Option Grants, Exercises and Fiscal Year End Values

      During the last fiscal year, no stock options were exercised by any of the Named Executives.

      The following table sets forth information on stock option grants pursuant to the Fred's, Inc. 1993 Long-Term Incentive Plan during the last fiscal year for each of the Named Executives.


                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable

Value at Assumed

Annual Rates of

Stock Price

Appreciation for
                                               Individual Grants
Option Term

                     Number of
                     Securities
                     Underlying   % of Total
                      Options/   Options/SARs     Exercise
                       SARs       Granted to      or Base
                      Granted     Employees        Price     Expiration
Name                    (#)     in Fiscal Year    ($/Sh)        Date           5%
($)/10% ($)
Michael K. Spear(1)    40,000        56.1          9.75        3/6/00
107,750/238,099

___________________
(1) All options shown vested 25% at date of grant and vest 25% each year thereafter until fully vested three years after the date of grant.


      Shown below is information with respect to unexercised options to purchase Common Shares granted to the Named Executives and held by them at February 3, 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                            Number of
                            Securities           Value of
                            Underlying          Unexercised
                            Unexercised        In-the-Money(1)
                           Options/SARs         Options/SARs
                           at FY-End (#)       at FY-End ($)

                           Exercisable/        Exercisable/
        Name               Unexercisable       Unexercisable
Michael K. Spear           10,000/30,000            --

(1) At February 3, 1996, the unexercised options were not "in-the-money".


Compensation Committee

      The Compensation Committee reviews and approves the salaries and incentive compensation of officers and approves the grants of restricted stock and stock options under Fred's long-term incentive plans. The Compensation Committee, which is comprised of Messers. Eisenman, Gardner and Knox, met one time during the last fiscal year, and all Committee members were in attendance. The Compensation Subcommittee, comprised of Messers. Hayes and Gardner, approves the grant of stock options to Messers. Eisenman and Knox. The Subcommittee met one time during the last fiscal year, and both members were in attendance.

                            Executive Compensation

                         COMPENSATION COMMITTEE REPORT
                                      ON
                            EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors of Fred's, Inc. (the "Committee") is pleased to present its report on executive compensation. This Committee report documents the components of Fred's executive officer compensation programs and describes the basis on which 1995 compensation determinations were made by the Committee with respect to the executive officers of Fred's, including the executive officers that are named in the compensation tables (the "Named Executives").

Compensation Philosophy and Overall Objectives of Executive
Compensation Programs

      It is the philosophy of Fred's that executive compensation be linked to improvements in corporate performance and increases in shareholder value. The following objectives have been adopted by the Committee as guidelines for compensation decisions:

      - Provide a competitive total compensation package that enables Fred's to attract and retain key executives.

      - Integrate all pay programs with Fred's annual and long-term business objectives and strategy, and focus executive behavior on the fulfillment of those objectives.

      - Provide variable compensation opportunities that are linked with the performance of Fred's and that align executive remuneration with the interests of shareholders.

Compensation Program Components

      The Committee reviews Fred's compensation program annually to ensure that pay levels and incentive opportunities are competitive and reflect the performance of Fred's. The particular elements of the compensation program for executive officers are further explained below.

      Base Salary - Base pay levels are largely determined through comparisons with other retailing companies. Actual salaries are based on individual performance contributions within a salary structure that is established through job evaluation and job market considerations. Base pay levels for the executive officers are competitive within the middle of a range that the Committee considers to be reasonable and necessary. No increases in base salary were recommended by the Chief Executive Officer in fiscal 1995 for the Named Executives, based on performance and competitive considerations, and the Committee acted in accordance with the recommendation.

      Incentive Compensation - Fred's officers are eligible to participate in an annual incentive compensation plan with awards based primarily on the attainment of various specified levels of operating profits. The objective of this plan is to deliver competitive levels of compensation for the attainment of financial objectives that the Committee believes are primary determinants of earnings growth. Targeted awards for executive officers of Fred's under this plan are consistent with targeted awards of other retailing companies of similar size and complexity to Fred's. Actual awards are recommended by senior management and are subject to decrease or increase on the basis of Fred's performance and at the discretion of the Committee. No awards were made to the Named Executives of Fred's during 1995 due to the failure to achieve the targeted level of operating profit. In order to attract Mike Spear to Fred's, Mr. Spear was paid a signing bonus in accordance with his employment contract.

      Stock Option Program - The Committee strongly believes that by providing those persons who have substantial responsibility for the management and growth of Fred's with an opportunity to increase their ownership of Company stock, the best interests of shareholders and executives will be closely aligned. Therefore, executives are eligible to receive stock options from time to time, giving them the right to purchase shares of Common Stock of Fred's in the future at a specified price. The number of stock options granted to executive officers is based on competitive practices, with the value of such options estimated by using assumed annual rates of appreciation of 5% and 10% in Fred's's stock during the option term.

Discussion of 1995 Compensation for the Chief Executive Officer

      In considering the compensation for the Chief Executive Officer for fiscal year 1995, the Committee has reviewed his existing compensation level and both Company and individual performances. Based on this review, the Committee has made the following determinations regarding the compensation of Mr. Hayes:

      - Base salary remains unchanged. The Committee determined that Mr. Hayes' base salary continues to be at the desired competitive level relative to industry practices.

      - Mr. Hayes' high level of beneficial ownership of Fred's Common Stock is adequate incentive to link his performance to the interests of the other shareholders of Fred's.

Summary

      After its review of all existing programs, the Committee continues to believe that the total compensation program for executives of Fred's is competitive with the compensation programs provided by other companies with which Fred's competes. The Committee believes that any amounts paid under the incentive compensation plan will be appropriately related to corporate and individual performance, yielding awards that are linked to the annual financial and operational results of Fred's. The Committee also believes that the stock option program provides opportunities to participants that are consistent with the returns that are generated on behalf of Fred's shareholders.

                     Committee members: John R. Eisenman,
                      David A. Gardner and Roger T. Knox


                         STOCK PRICE PERFORMANCE GRAPH

      The following graph compares the cumulative total returns for Fred's, the NASDAQ Retail Trade Stocks Index and the NASDAQ Stock
Market (U.S.) Index.

                [Performance graph submitted supplementally to
            Branch Chief pursuant to Regulation S-T, Item 304(d).]


Total Return Analysis

                        3/18/92   1/30/93   1/29/94   1/28/95   2/3/96
                        -------   -------   -------   -------   ------
Fred's, Inc.            $100.00   $106.04   $ 95.80   $ 65.55   $ 51.62
Nasdaq Retail Trade     $100.00   $ 88.61   $ 95.39   $ 79.69   $ 95.18
Nasdaq Composite (US)   $100.00   $110.46   $126.45   $123.47   $176.92

                     Comparison of Cumulative Total Return

      The total cumulative return on investment assumes that $100 was invested in Fred's, the NASDAQ Retail Trade Stocks Index and the NASDAQ Stock Market (U.S.) Index on March 18, 1992 and that all dividends were reinvested. Fred's stock was not publicly traded before its public offering on March 18, 1992 at $14.50 per share.

          Compensation Committee Interlocks and Insider Participation

      Mr. Gardner, a managing director of Fred's, served as a member of the Compensation Committee for fiscal 1994. See "Ownership of Common Stock by Directors, Officers and Certain Beneficial Owners" and "Arrangements for the Election of Directors" for information concerning MRILP and the Shareholders Agreement, which provides that certain parties will vote for the election of certain persons as directors. Fred's does not currently intend to enter into material transactions involving its principal shareholders except for the continuing utilization of the services of Messrs. Hayes and Gardner as Managing Directors, which services management believes are on terms as favorable as those that could be obtained from independent third parties.


Item 12:    Security Ownership of Certain Beneficial Owners and
            Management

      To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Company's Common Stock as of April 30, 1996, by
(i) beneficial owners of more than five percent of the Company's Common Stock, (ii) each director, (iii) each nominee for director and (iv) all directors and officers of the Company as a group.

                              Shares of the Company's Common
                               Stock Beneficially Owned (1)
Beneficial Owner                  Shares     Percent(2)
Michael J. Hayes (3)              975,164      10.2

Memphis Retail Investors
  Limited Partnership (3)(5)      890,395       9.3

FMR Corp.(4)                      890,300       9.3

David A. Gardner (5)              840,188       8.8

Franklin Resources, Inc.          745,200       7.8

Electra Investment Trust, PLC     541,608       5.6

Roger T. Knox (6)                   7,125        *

John R. Eisenman (6)                6,625        *

All Directors and Officers as a
  Group (10 persons including
  the current directors named
  above)(7)                     1,929,382      20.1
*  Less than 1%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to dispose, or direct the disposition, of a security. Except as otherwise indicated, all persons listed above have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.
(2) Calculated as the number of shares beneficially owned, divided by 9,588,652 which consists of the total of the Company's outstanding shares of Common Stock (9,335,232) and vested options (253,420) as of April 30, 1996.
(3) Amounts included as beneficially owned by Mr. Hayes include 1,500 shares owned by his 3 children, 200 shares owned by his wife and 890,295 shares owned by Memphis Retail Investors Limited Partnership ("MRILP") which are attributable to Mr. Hayes, his wife and three children.
(4) Pursuant to FMR Corp.'s most recent filing with the Securities and Exchange Commission with respect to the Company's Common Stock, FMR Corp. does not participate in the power to vote the Company's shares.
(5) Amounts included as beneficially owned by Mr. Gardner include 100 shares owned by MRILP. Mr. Gardner disclaims beneficial ownership of the 94,402 shares of the Company's Common Stock owned by his wife, which are not included in the table.
(6) Includes the right to acquire 5,625 shares upon the exercise of vested options.
(7) Includes the right to acquire 62,300 shares upon the exercise of vested options.
(8) The address of MRILP and Mr. Hayes is 4300 New Getwell Road, Memphis, Tennessee 38118. Mr. Gardner's address is 445 Park Avenue, Suite 1600, New York, New York 10022. The address of Franklin Resources, Inc. is 777 Mariners Island Blvd., San Mateo, California 94404. The domestic address of Electra Investment Trust, PLC is 70 E. 55th Street, New York, New York 10022. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The addresses of Messrs. Eisenman and Knox, respectively, are 11 South Live Oak Road, Hilton Head Island, South Carolina 29928 and 360 Tara Lane, Memphis, Tennessee 38111.


Item 13:    Certain Relationships and Related Transactions

      In connection with the sale of the Company's Debentures in 1986, certain parties that were holders of shares of Common Stock and Debentures (which Debentures were converted into Common Stock in 1989) entered into an agreement (the "Shareholders Agreement"). The Shareholders Agreement provides that the parties will vote for the election of Mr. Michael J. Hayes as a director. The number of shares subject to the Shareholders Agreement represent an aggregate of 32.8% of the Common Stock.


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

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of
            Regulation S-K are as follows:

       3.1              Certificate of Incorporation, as amended
                        [incorporated herein by reference to Exhibit
                        3.1 to the Form S-1 as filed with the
                        Securities and Exchange Commission February 7,
                        1992 (SEC File No. 33-45637) (the "Form S-
                        1")].
       3.2              By-laws, as amended [incorporated herein by
                        reference to Exhibit 3.2 to the Form S-1].
       4.1              See Exhibits 3.1 and 3.2 hereto.
       4.2              Specimen Common Stock Certificate
                        [incorporated herein by reference to Exhibit
                        4.2 to Pre-Effective Amendment No. 3 to the
                        Form S-1]
       9.1              Baddour, Inc. (Registrant changed its name to
                        "Fred's, Inc." in 1991) Shareholders Agreement
                        dated as of June 28, 1986 [incorporated herein
                        by reference to Exhibit C, pages C-1 through
                        C-42 to Baddour, Inc.'s Report on Form 8-K
                        dated July 1, 1986]
      10.6              Lease Agreement dated November 12, 1991 with
                        the U.S. Government [incorporated herein by
                        reference to Exhibit 10.6 to the Form S-1].
      10.8              Form of Fred's, Inc. Franchise Agreement
                        [incorporated herein by reference to Exhibit
                        10.8 to the Form S-1].
      10.9              401(k) Plan dated as of May 13, 1991
                        [incorporated herein by reference to Exhibit
                        10.9 to the Form S-1].
      10.10             Employee Stock Ownership Plan (ESOP) dated as
                        of January 1, 1987 [incorporated herein by
                        reference to Exhibit 10.10 to the Form S-1].
      10.11*            Incentive Stock Option Plan dated as of
                        December 22, 1986 [incorporated herein by
                        reference to Exhibit 10.11 to the Form S-1].
      10.15             Lease Agreement by and between Hogan Motor
                        Leasing, Inc. and Fred's, Inc. dated February
                        5, 1992 for the lease of truck tractors to
                        Fred's, Inc. and the servicing of those
                        vehicles and other equipment of Fred's, Inc.
                        [incorporated herein by reference to Exhibit
                        10.15 to Pre-Effective Amendment No. 1 to the
                        Form S-1].
      10.17             Revolving Loan and Credit Agreement between
                        Fred's, Inc. and Union Planters National Bank
                        dated as of May 15, 1992 [incorporated herein
                        by reference to the Company's report on Form
                        10-Q for the quarter ended May 2, 1992].
      10.18             Note and Security Agreement between National
                        Bank of Commerce as Trustee for the ESOP of
                        Fred's, Inc., together with the Limited
                        Guaranty of Fred's, Inc. dated as of May 29,
                        1992 [incorporated herein by reference to the
                        Company's report on Form 10-Q for the quarter
                        ended August 1, 1992].
      10.19*            1993 Long Term Incentive Plan dated as of
                        January 21, 1993 [incorporated herein by
                        reference to the Company's report on Form 10-Q
                        for the quarter ended July 31, 1993].
      10.20             Negative Pledge and Loan Agreement between
                        Fred's, Inc. and National Bank of Commerce
                        dated as of February 17, 1994 [incorporated
                        herein by reference to the Company's report on
                        Form 10-K for the year ended January 29,
                        1994].
      10.21             Modification Agreement between Fred's, Inc.
                        and Union Planters National Bank dated as of
                        May 31, 1995 (modifies the Revolving Loan and
                        Credit Agreement included as Exhibit 10.17)
                        [incorporated herein by reference to the
                        Company's report on Form 10-Q for the quarter
                        ended July 29, 1995].
      10.22             Second Modification Agreement between Fred's,
                        Inc. and Union Planters National Bank dated as
                        of July 31, 1995 (modifies the Revolving Loan
                        and Credit Agreement included as Exhibit
                        10.17) [incorporated herein by reference to
                        the Company's report on Form 10-Q for the
                        quarter ended July 29, 1995].
      10.23             Seasonal Overline Revolving Credit Agreement
                        between Fred's, Inc. and Union Planters
                        National Bank dated as of July 31, 1995
                        [incorporated herein by reference to the
                        Company's report on Form 10-Q for the quarter
                        ended July 29, 1995].
      10.24**           Employment Agreement between Fred's, Inc. and
                        Michael K. Spear dated as of March 6, 1995.
      11.1**            Computation of Net Income per Share
      13.1**            Annual report to shareholders for the year
                        ended February 3, 1996 (to the extent
                        incorporated herein by reference).
      21.1**            Subsidiaries of Registrant
      23.1**            Consent of Price Waterhouse LLP.
      27. **            Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report. However, a report on Form 8-K dated March 1, 1996 was filed subsequent to the fourth quarter regarding the proposed acquisition by merger of Rose's Stores, Inc. by Fred's.


      *     Management Compensatory Plan
      **    Filed herewith

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of May, 1996.

                              FRED'S, INC.

                              By: /s/ Michael J. Hayes
                                 --------------------------------------
                                 Michael J. Hayes, Chief Executive
                                 Officer and President


                              By: /s/ Bruce D. Smith
                                 --------------------------------------
                                 Bruce D. Smith, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Accounting and Financial
                                 Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of May, 1996.

    Signature                                   Title

/s/ Michael J. Hayes                      Director, Managing Director,
Michael J. Hayes                          Executive Officer and President
Chief

/s/ David A. Gardner                      Director and Managing Director
David A. Gardner

/s/ Roger T. Knox                         Director
Roger T. Knox

/s/ John R. Eisenman                      Director
John R. Eisenman