Form 10-Q
period 1996-05-04
FREDS INC
filed 1996-06-14
CIK 724571

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 1996.

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
                          ------------     ------------

The registrant had 9,335,232 shares of Class A voting, no par value common stock outstanding as of May 4, 1996.




                           FRED'S, INC.

                              INDEX

                                                       Page No.
                                                       --------
Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 4, 1996 and February 3, 1996                       3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 4, 1996
     and April 29, 1995                                     4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 4, 1996
     and April 29, 1995                                     5

    Notes to Consolidated Financial Statements              6

  Item 2 - Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                         7 - 8

Part II - Other Information                                 9

Signatures                                                  10

                              - 1 -




                           FRED'S, INC.

                   CONSOLIDATED BALANCE SHEETS

                           (unaudited)

           (in thousands, except for number of shares)

                                           May 4,     February 3,
                                            1996         1996
                                         -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents               $  1,011     $  5,496
  Receivables, less allowance for
    doubtful accounts                        4,969        5,115
  Inventories                               93,566       85,211
  Deferred income taxes                      1,500        2,125
  Other current assets                         869          956
                                           -------      -------
     Total current assets                  101,915       98,903

Property and equipment, at
  depreciated cost                          51,126       51,681
Equipment under capital leases, less
  accumulated amortization                     500          560
Deferred income taxes                        5,258        4,986
Other noncurrent assets                      1,890        1,893
                                           -------      -------
                                          $160,689     $158,023
                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 27,512     $ 29,793
  Current portion of indebtedness            5,585        1,660
  Current portion of capital lease
    obligations                                316          301
  Accrued liabilities                        5,988        6,987
  Income taxes payable                       1,636          813
                                           -------      -------
     Total current liabilities              41,037       39,554

Indebtedness                                   882        1,278
Capital lease obligations                      416          501
Other noncurrent liabilities                 1,169        1,120
                                           -------      -------
     Total liabilities                      43,504       42,453
                                           -------      -------
Commitments and contingencies

Shareholders' equity:
  Common stock, Class A voting, no
    par value, 9,335,232 shares issued
    and outstanding (9,335,239 shares
    at February 3, 1996)                    63,458       63,458
  Retained earnings                         54,009       52,424
  Deferred compensation on restricted
    stock incentive plan                      (139)        (169)
  Loan to ESOP                                (143)        (143)
                                           -------      -------
     Total shareholders' equity            117,185      115,570
                                           -------      -------
                                          $160,689     $158,023
                                           =======      =======

   See accompanying notes to consolidated financial statements

                           FRED'S, INC.

                CONSOLIDATED STATEMENTS OF INCOME

                           (unaudited)

             (in thousands, except per share amounts)

                                         Thirteen Weeks Ended
                                       ------------------------
                                         May 4,     April 29,
                                          1996         1995
                                       ------------------------
Net sales                               $101,758      $97,050
Cost of goods sold                        73,976       71,512
                                         -------       ------
  Gross profit                            27,782       25,538
Selling, general and administrative
 expenses                                 24,467       21,852
                                         -------       ------
  Operating income                         3,315        3,686
Interest expense, net                         94          118
                                         -------       ------
  Income before income taxes               3,221        3,568
Provision for income taxes                 1,169        1,313
                                         -------       ------
Net income                              $  2,052      $ 2,255
                                         =======       ======

Net income per share                    $    .22      $   .24
                                         =======       ======

Weighted average number of common
 shares and common equivalent
 shares outstanding                        9,326        9,307
                                         =======       ======



   See accompanying notes to consolidated financial statements

                           FRED'S, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited)

                          (in thousands)

                                            Thirteen Weeks Ended
                                            --------------------
                                             May 4,    April 29,
                                              1996       1995
                                            ---------  ---------
Cash flows from operating activities:
  Net income                                 $ 2,052    $ 2,255
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization              1,470      1,254
    Deferred income taxes                        353        277
    Amortization of deferred compensation on
     restricted stock incentive plan              30
    (Increase) decrease in assets:
      Receivables                                146     (1,266)
      Inventories                             (8,355)    (5,787)
      Other current assets                        87         85
    Increase (decrease) in liabilities:
      Accounts payable                        (2,281)     3,208
      Accrued liabilities                       (999)       (57)
      Income taxes payable                       823        977
      Other noncurrent liabilities                49         42
                                              ------     ------
       Net cash (used in) provided by
        operating activities                  (6,625)       988
                                              ------     ------
Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases               (736)    (2,196)
  Additions to intangible assets                (116)       (73)
                                              ------     ------
       Net cash (used in) provided by
        investing activities                    (852)    (2,269)
                                              ------     ------
Cash flows from financing activities:
  Proceeds from borrowings and
   increase in capital lease obligations       3,900
  Reduction of indebtedness and
   capital lease obligations                    (441)      (495)
  Cash dividends paid                           (467)      (465)
                                              ------     ------
       Net cash (used in) provided by
        financing activities                   2,992       (960)
                                              ------     ------
Increase (decrease) in cash and cash
  equivalents                                 (4,485)    (2,241)
  Beginning of period cash and cash
   equivalents                                 5,496      5,944
                                              ------     ------
  End of period cash and cash equivalents    $ 1,011    $ 3,703
                                              ======     ======

Supplemental disclosures of cash
 flow information:
  Interest paid                              $    70    $    51
  Income taxes paid                          $    -     $    60


   See accompanying notes to consolidated financial statements

                           FRED'S, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 1996 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May
4,
1996 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE


Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


FINANCIAL CONDITION


Fred's operates 205 discount general merchandise stores in ten states in the southeastern United States. Eighty-seven of the stores have full service pharmacies, and six of Fred's stores are stand-alone Fred's Xpress pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year. As shown on the consolidated statement of cash flows, inventories increased $8,355,000 during the thirteen week period ended May 4, 1996. In addition, cash was used to reduce balances with trade vendors ($2,281,000), and fund capital expenditures ($736,000) and cash dividends ($467,000). The increased inventory levels and other cash outlays were financed from net income ($2,052,000), seasonal bank borrowings ($3,900,000)
and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment and a $4,500,000 line of credit commitment available from two banks.
At
May 4, 1996, $3,900,000 was outstanding under the revolving credit agreement and $2,425,000 was outstanding under the line of credit agreement.


RESULTS OF OPERATIONS


Thirteen Weeks Ended May 4, 1996 and April 29, 1995

Net sales increased from $97.1 million in 1995 to $101.8 million in
1996, an increase of $4.7 million or 4.8%. The increase was attributable to comparable store sales increases of 1.2% ($1.0 million) and sales by stores not yet included as comparable stores
($4.6 million). Wholesale sales to franchisees and independents decreased $.9 million in 1996.

Gross profit increased from 26.3% of sales in 1995 to 27.3% in
1996
primarily due to a reduction in the Company's reliance on sale events to drive sales growth. With fewer promotional incentives, Fred's sales growth has moderated somewhat, but sales are now more profitable. Another factor in the higher gross margin was an increase in the proportion of retail sales, which carry higher margins than wholesale sales.

Selling, general and administrative expenses increased from $21.9 million in 1995 to $24.5 million in 1996. As a percentage of sales, expenses increased from 22.5% to 24.0% because normal expense inflation outpaced the 1.2% increase in comparable store sales. In addition, competitive increases in the Company's compensation program for its distribution center, implemented last summer, and the final costs of phasing in a new pharmacy management system, which was completed in April 1996, continued to impact expenses. Lastly, expenses increased with the greater proportion of retail sales, which carry higher expense percentages than wholesale sales.



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

            Not Applicable.

Item 5.   Other Information

            Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

               Exhibits:

                    Exhibit 10.25 - Agreement and Plan of Merger
                    Dated as of May 7, 1996 By and Among Fred's,
                    Inc., FR Acquisition Corp. and Rose's Stores,
                    Inc.

                    Exhibit 11 - Computation of Net Income Per
                    Share

                    Exhibit 27 - Financial Data Schedules

               Reports on Form 8-K:

                    A report on Form 8-K was filed on March 1, 1996 regarding the proposed acquisition by merger of Rose's Stores, Inc. by Fred's.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRED'S, INC.

                                   /s/ Michael J. Hayes
                                   ------------------------------
                                   Michael J. Hayes
Date:  June 17, 1996               Chief Executive Officer
- --------------------


                                   /s/ Bruce D. Smith
                                   ------------------------------
                                   Bruce D. Smith
Date:  June 17, 1996               Chief Financial Officer
- --------------------