Form 10-Q
period 1996-08-03
FREDS INC
filed 1996-09-17
CIK 724571

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 1996.

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________.


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
                           -----------      -----------

The registrant had 9,326,732 shares of common stock outstanding as of August 3, 1996.








                          FRED'S, INC.
                          ------------

                              INDEX
                              -----

                                                           Page No.
                                                           -------

Part I - Financial Information
- ------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 3, 1996 and February 3, 1996                    3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Twenty-Six Weeks Ended August 3, 1996
     and July 29, 1995                                      4

    Consolidated Statements of Cash Flows
     for the Twenty-Six Weeks Ended August 3, 1996
     and July 29, 1995                                      5

    Notes to Consolidated Financial Statements              6

  Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations           7 - 9

Part II - Other Information                              10 - 11

Signatures
- ----------                                                 12





                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                   (in thousands, except for number of shares)


                                                August 3,          February 3,
                                                  1996               1996
                                                ---------          -----------


ASSETS
- ------
Current assets:
  Cash and cash equivalents                    $  2,666            $  5,496
  Receivables, less allowance for doubtful
   accounts                                       3,917               5,115
  Inventories                                    93,273              85,211
  Deferred income taxes                           1,300               2,125
  Other current assets                              967                 956
                                                -------             -------
    Total current assets                        102,123              98,903

Property and equipment, at depreciated cost      50,715              51,681
Equipment under capital leases, less
 accumulated amortization                           440                 560
Deferred income taxes                             5,377               4,986
Other noncurrent assets                           2,383               1,893
                                                -------             -------

                                               $161,038            $158,023
                                                =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                             $ 22,194            $ 29,793
  Current portion of indebtedness                10,570               1,660
  Current portion of capital lease obligations      330                 301
  Accrued liabilities                             7,435               6,987
  Income taxes payable                            1,302                 813
                                                -------             -------
    Total current liabilities                    41,831              39,554

Indebtedness                                        479               1,278
Capital lease obligations                           328                 501
Other noncurrent liabilities                      1,229               1,120
                                                -------             -------
    Total liabilities                            43,867              42,453
                                                -------             -------

Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no par value,
    9,326,732 shares issued and outstanding
    (9,335,239 shares at February 3, 1996)       63,348              63,458
   Retained earnings                             53,956              52,424
   Deferred compensation on restricted
    stock incentive plan                           (133)               (169)
   Loan to ESOP                                      -                 (143)
                                                -------             -------
    Total shareholders' equity                  117,171             115,570
                                                -------             -------
                                               $161,038            $158,023
                                                =======             =======


           See accompanying notes to consolidated financial statements





                          FRED'S, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)

            (in thousands, except per share amounts)


                                           Thirteen Weeks      Twenty-Six Weeks
                                           --------------      ----------------
                                               Ended                  Ended
                                         August 3, July 29,  August 3, July 29,
                                         --------  -------   --------  -------
                                          1996      1995       1996       1995
                                          ----      ----       ----       ----


Net sales                               $99,028   $93,295    $200,786   $190,345
Cost of goods sold                       72,583    70,353     146,559    141,865
                                         ------    ------     -------    -------
  Gross profit                           26,445    22,942      54,227     48,480
Selling, general and administrative
 expenses                                25,636    23,520      50,103     45,372
                                         ------    ------     -------    -------
  Operating income (loss)                   809      (578)      4,124      3,108
Interest expense, net                       117        98         211        216
                                         ------    ------     -------    -------
  Income (loss) before taxes                692      (676)      3,913      2,892
Provision (benefit) for income taxes        278      (249)      1,447      1,064
                                         ------    ------     -------    -------
Net income (loss)                       $   414   $  (427)   $  2,466   $  1,828
                                         ======    ======     =======    =======

Net income (loss) per share             $   .04   $  (.05)   $    .26   $    .20
                                         ======    ======     =======    =======

Weighted average number of common shares
 and common equivalent shares
 outstanding                              9,330     9,335       9,330      9,330
                                         ======    ======     =======    =======



           See accompanying notes to consolidated financial statements





                          FRED'S, INC.
                          -----------

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

                           (unaudited)

                         (in thousands)


                                                   Twenty-Six Weeks Ended
                                                   ----------------------
                                                   August 3,    July 29,
                                                     1996         1995
                                                   --------     -------
Cash flows from operating activities:
  Net income                                       $  2,466     $  1,828
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                     2,995        2,611
    Contribution to ESOP to reduce
      ESOP loan balance                                 143          141
    Amortization of deferred compensation on
     restricted stock incentive plan                    (74)          -
    Deferred income taxes                               434          220
    (Increase) decrease in assets:
      Receivables                                     1,198       (1,146)
      Inventories                                    (8,062)      (4,568)
     Other current assets                               (11)        (126)
      Other noncurrent assets                             -           29
    Increase (decrease) in liabilities:
      Accounts payable                               (7,599)       3,515
      Accrued liabilities                               448         (129)
      Income taxes payable                              489         (703)
      Other noncurrent liabilities                      109           84
                                                    -------      -------
 Net cash (used in) provided by operating
   activities                                        (7,464)       1,756
                                                    -------      -------

Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases                    (1,662)      (3,978)
  Additions to intangible assets                       (737)          -
                                                    -------      -------
       Net cash (used in) provided by
        investing activities                         (2,399)      (3,978)
                                                    -------      -------

Cash flows from financing activities:
  Net borrowings under revolving credit agreements    9,000           -
  Reduction of indebtedness and
   capital lease obligations                         (1,033)      (1,192)
  Cash dividends paid                                  (934)        (932)
                                                    -------      -------
       Net cash (used in) provided by
        financing activities                          7,033       (2,124)
                                                    -------      -------
Increase (decrease) in cash and
  cash equivalents                                   (2,830)      (4,346)
Cash and cash equivalents:
  Beginning of period                                 5,496        5,944
                                                    -------      -------
  End of period                                    $  2,666     $  1,598
                                                    =======      =======

Supplemental disclosures of cash flow information:
  Interest paid                                    $    142     $    213
  Income taxes paid                                $    524     $  1,547



           See accompanying notes to consolidated financial statements






                          FRED'S, INC.
                          -----------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------


- -----------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
- ----------------------------------------------------------------


The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 1996 included in the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week and twenty-six week periods ended August 3, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

- -----------------------------------------------------------------
NOTE 2:  NET INCOME PER SHARE
- -----------------------------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.





        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

- -----------------------------------------------------------------
FINANCIAL CONDITION
- ----------------------------------------------------------------


Fred's operates 207 discount general merchandise stores in ten states in the southeastern United States. Eighty-six of the stores have full service pharmacies, and ten of Fred's stores are stand-alone Fred's Xpress pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year. As shown on the consolidated statement of cash flows, inventories increased $8,062,000 during the twenty-six week period ended August 3, 1996. In addition, cash was used to reduce balances with trade vendors ($7,599,000), fund capital expenditures ($1,662,000),reduce indebtedness ($1,033,000) and pay cash dividends ($934,000). The increased inventory levels and other cash outlays were financed primarily from net income ($2,466,000), revolving bank borrowings ($9,000,000), lower receivables ($1,198,000) and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment available from a bank. In addition, a seasonal revolving credit commitment ranging from $5,000,000 to $9,000,000 is available from July 1996 through December 1996. At August 3, 1996, $9,000,000 was outstanding under the revolving credit agreement, and no borrowings have been made under the seasonal facility.

- -------------------------------------------------------------------
RESULTS OF OPERATIONS
- -------------------------------------------------------------------


Thirteen Weeks Ended August 3, 1996 and July 29, 1995
- -----------------------------------------------------

Net sales increased from $93.3 million in 1995 to $99.0 million in 1996, an increase of $5.7 million or 6.1%. The increase was attributable to comparable store sales increases of 3.4% ($2.7 million) and sales by stores not yet included as comparable stores ($4.1 million). Wholesale sales to franchisees and independents decreased $1.1 million or 11.2% in 1996.

Gross profit increased from 24.6% of sales in 1995 to 26.7% in 1996 primarily due to a reduction in the Company's reliance on sale events to drive sales growth. With fewer promotional incentives, Fred's sales growth has moderated somewhat, but sales are now more profitable.

Selling, general and administrative expenses increased from $23.5 million in 1995 to $25.6 million in 1996. As a percentage of sales, expenses increased from 25.2% to 25.9%. Approximately .4% of the .7% increase in the expense percentage was attributable to a greater proportion of retail sales, which carry higher expense ratios than wholesale sales. Competitive increases in the Company's compensation program for its distribution center, implemented last summer, caused most of the remaining increase in the expense percentage.

Twenty-Six Weeks Ended August 3, 1996 and July 29, 1995
- -------------------------------------------------------

Net sales increased from $190.3 million in 1995 to $200.8 million in 1996, an increase of $10.5 million or 5.5%. The increase was attributable to comparable store sales increases of 2.3% ($3.7 million) and sales by stores not yet included as comparable stores ($8.7 million). Wholesale sales to franchisees and independents decreased $1.9 million or 9.5% in 1996.

Gross profit increased from 25.5% of sales in 1995 to 27.0% in 1996 for the aforementioned reason.

Selling, general and administrative expenses increased from $45.4 million in 1995 to $50.1 million in 1996. As a percentage of sales, expenses increased from 23.8% to 25.0%. The 1.2% increase in the expense percentage was due to a greater proportion of retail sales, which carry higher expense ratios than wholesale sales (.4%), competitive increases in the Company's compensation program for its distribution center (.3%), the costs of phasing in a new pharmacy management system (.2%), and other normal inflationary factors throughout the Company that exceeded the 2.3% comparable store sales increase.

- -------------------------------------------------------------------
EFFECT OF INFLATION
- -------------------------------------------------------------------


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

- -----------------------------------------------------------------
SEASONALITY
- ------------------------------------------------------------------

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

          Not Applicable.

Item 3.  Defaults Upon Senior Securities

          Not Applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of the Shareholders of Fred's, Inc. was held on August 20, 1996. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of Price Waterhouse, LLP as independent public accountants for the fiscal year ending February 1, 1997.

          The results of the voting were as follows:

                                                                  Abstain/
                                   For     Against   Withheld  Broker Non-Vote
                                 ------    -------   --------  ---------------

     Election of Directors:
       Michael J. Hayes         7,240,642              13,593     2,072,497
       David A. Gardner         7,238,558              15,677     2,072,497
       John R. Eisenman         7,240,679              13,556     2,072,497
       Roger T. Knox            7,240,747              13,488     2,072,497

     Appointment of Price
       Waterhouse, LLP          7,240,707      4,829    8,699     2,072,497

     Amendment to Fred's 1993
       Long Term Incentive      5,029,988  1,553,627   15,478     2,727,639
         Plan

Item 5.  Other Information

          On August 20, 1996, Fred's, Inc. and Rose's Stores, Inc. announced that the previously announced merger agreement, providing for the acquisition of Rose's Stores, Inc. by Fred's, Inc. had been terminated.

Item 6.  Exhibits and Reports on Form 8-K

          Exhibits:

            Exhibit 10.23 -   Seasonal Overline Revolving Credit
                              Agreement between Fred's, Inc. and
                              Union Planters National Bank dated
                              as of July 23, 1996

            Exhibit 11 -      Computation of Net Income (Loss) Per
                              Share

          Reports on Form 8-K:

            Not Applicable.









                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRED'S, INC.

                                     /s/ Michael J. Hayes
                                   ------------------------------
                                   Michael J. Hayes
Date:  September 6, 1996           Chief Executive Officer
- ------------------------


                                     /s/ Bruce D. Smith
                                   ------------------------------
                                   Bruce D. Smith
Date:  September 6, 1996           Chief Financial Officer
- ------------------------