Form 10-Q
period 1996-11-02
FREDS INC
filed 1996-12-16
CIK 724571

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 1996.

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.


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

The registrant had 9,328,822 shares of common stock outstanding as of December 1, 1996.







                          FRED'S, INC.

                              INDEX

                                                         Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
      November 2, 1996 and February 3, 1996                  3

    Consolidated Statements of Operations
      for the Thirteen Weeks Ended and the
      Thirty-Nine Weeks Ended November 2, 1996
      and October 28, 1995                                   4

    Consolidated Statements of Cash Flows
      for the Thirty-Nine Weeks Ended November 2,
      1996 and October 28, 1995                              5

    Notes to Consolidated Financial Statements               6

  Item 2 - Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                     7 - 9

Part II - Other Information                                 10

Signatures                                                  11







                          FRED'S, INC.

                   CONSOLIDATED BALANCE SHEETS

                           (unaudited)

           (in thousands, except for number of shares)

                                       November 2,   February 3,
                                          1996          1996
                                       -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents             $  1,401      $  5,496
  Receivables, less allowance
    for doubtful accounts                  5,497         5,115
  Inventories                            101,628        85,211
  Deferred income taxes                    1,200         2,125
  Other current assets                     1,316           956
                                         -------       -------
      Total current assets               111,042        98,903

Property and equipment, at
  depreciated cost                        50,481        51,681
Equipment under capital leases,
  less accumulated amortization              380           560
Deferred income taxes                      5,255         4,986
Other noncurrent assets                    1,940         1,893
                                         -------       -------
                                        $169,098      $158,023
                                         =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 34,208      $ 29,793
  Current portion of indebtedness          4,594         1,660
  Current portion of capital lease
    obligations                              346           301
  Accrued liabilities                      8,531         6,987
  Income taxes payable                     1,791           813
                                         -------       -------
      Total current liabilities           49,470        39,554

Indebtedness                                 173         1,278
Capital lease obligations                    236           501
Other noncurrent liabilities               1,286         1,120
                                         -------       -------
      Total liabilities                   51,165        42,453
                                         -------       -------

Commitments and contingencies

Shareholders' equity:
  Common stock, Class A voting,
    no par value, 9,329,072 shares
    issued and outstanding (9,335,239
    shares at February 3, 1996)           63,370        63,458
  Retained earnings                       54,750        52,424
  Deferred compensation on
    restricted stock incentive plan         (187)         (169)
  Loan to ESOP                                -           (143)
                                         -------       -------
      Total shareholders' equity         117,933       115,570
                                         -------       -------
                                        $169,098      $158,023
                                         =======       =======


   See accompanying notes to consolidated financial statements







                          FRED'S, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)

            (in thousands, except per share amounts)


                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                        ------------------------    ------------------------
                        November 2,  October 28,    November 2,  October 28,
                           1996         1995           1996         1995
                        -----------  -----------    -----------  -----------

Net sales                 $99,283      $95,598       $300,069     $285,943
Cost of goods sold         71,100       70,687        217,659      212,552
                           ------       ------        -------      -------
  Gross profit             28,183       24,911         82,410       73,391
Selling, general and
 administrative expenses   25,648       24,582         75,751       69,954
                           ------       ------        -------      -------
  Operating income          2,535          329          6,659        3,437
Interest expense, net         104          137            315          353
Other expenses                429           -             429           -
                           ------       ------        -------      -------
  Income before taxes       2,002          192          5,915        3,084
Provision for income
 taxes                        741           71          2,188        1,135
                           ------       ------        -------      -------
Net income                $ 1,261      $   121       $  3,727     $  1,949
                           ======       ======        =======      =======

Net income per share      $   .14      $   .01       $    .40     $    .21
                           ======       ======        =======      =======

Weighted average number
 of common shares and
 common equivalent
 shares outstanding         9,322        9,335         9,331         9,332
                           ======       ======        =======      =======



   See accompanying notes to consolidated financial statements






                          FRED'S, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited)

                         (in thousands)


                                        Thirty-Nine Weeks Ended
                                       ------------------------
                                       November 2,  October 28,
                                          1996         1995
                                       -----------  -----------

Cash flows from operating activities:
  Net income                            $  3,727     $  1,949
  Adjustments to reconcile net
   income to net cash flows from
   operating activities:
    Depreciation and amortization          4,396        3,994
    Contribution to ESOP to reduce
     ESOP loan balance                       143          143
    Amortization of deferred
     compensation on restricted stock
     incentive plan                         (106)          -
    Deferred income taxes                    656          227
    (Increase) decrease in assets:
      Receivables                           (382)      (2,614)
      Inventories                        (16,417)     (19,096)
      Other current assets                  (360)        (690)
      Other noncurrent assets                 -          (560)
    Increase (decrease) in liabilities:
      Accounts payable                     4,415       14,091
      Accrued liabilities                  1,544         (438)
      Income taxes payable                   978         (742)
      Other noncurrent liabilities           165          126
                                         -------      -------
        Net cash (used in) provided
          by operating activities         (1,241)      (3,610)
                                         -------      -------

Cash flows from investing activities:
  Additions to property, equipment
    and equipment under capital leases    (2,634)      (5,103)
  Additions to intangible assets            (429)          -
                                         -------      -------
        Net cash (used in) provided
         by investing activities          (3,063)      (5,103)
                                         -------      -------

Cash flows from financing activities:
  Net borrowings under revolving
   credit agreements                       3,100        7,200
  Reduction of indebtedness and
   capital lease obligations              (1,491)      (1,615)
  Cash dividends paid                     (1,400)      (1,399)
                                         -------      -------
        Net cash (used in) provided
         by financing activities             209        4,186
                                         -------      -------
Increase (decrease) in cash and
 cash equivalents                         (4,095)      (4,527)
Cash and cash equivalents:
  Beginning of period                      5,496        5,944
                                         -------      -------
  End of period                         $  1,401     $  1,417
                                         =======      =======

Supplemental disclosures of cash
 flow information:
  Interest paid                         $    240     $    288
  Income taxes paid                     $    555     $  1,650


   See accompanying notes to consolidated financial statements








                          FRED'S, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


----------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
----------------------------------------------------------------

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

The results of operations for the thirteen week and thirty-nine week periods ended November 2, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

----------------------------------------------------------------
NOTE 2:  NET INCOME PER SHARE
----------------------------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.







        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

----------------------------------------------------------------
FINANCIAL CONDITION
----------------------------------------------------------------

Fred's operates 209 discount general merchandise stores in ten states in the southeastern United States. Eighty-seven of the stores have full service pharmacies, and twelve of Fred's stores are stand-alone Fred's Xpress pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year. As shown on the consolidated statement of cash flows, inventories increased $16,417,000 during the thirty-nine week period ended November 2, 1996. In addition, cash was used to fund capital expenditures ($2,634,000),reduce indebtedness ($1,491,000) and pay cash dividends ($1,400,000). The increased inventory levels and other cash outlays were financed primarily from net income ($3,727,000), revolving bank borrowings ($3,100,000), trade vendors ($4,415,000), accrued liabilities ($1,544,000) and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment available from a bank. In addition, a seasonal revolving credit commitment of $9,000,000 is available through December 1996. At November 2, 1996, $3,100,000 was outstanding under the revolving credit agreement, and no borrowings have been made under the seasonal facility.

----------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------------------------------------------------

Thirteen Weeks Ended November 2, 1996 and October 28, 1995

Net sales increased from $95.6 million in 1995 to $99.3 million in 1996, an increase of $3.7 million or 3.9%. The increase was attributable to comparable store sales increases of 0.1% ($0.6 million) and sales by stores not yet included as comparable stores ($3.5 million). Wholesale sales to franchisees and independents decreased $0.4 million or 4.2% in 1996.

Gross profit increased from 26.1% of sales in 1995 to 28.4% in 1996 primarily due to a reduction in the Company's reliance on sale events to drive sales growth. With fewer promotional incentives, Fred's sales growth has moderated somewhat, but sales are now more profitable. Gross profit was also favorably impacted by improved import merchandising strategies implemented earlier this year, and by continued favorable inventory shrinkage compared to 1995.

Selling, general and administrative expenses increased from $24.6 million in 1995 to $25.6 million in 1996. As a percentage of sales, expenses increased from 25.7% to 25.8%. Competitive increases in the Company's compensation program for its distribution center, implemented last summer, coupled with the most recent minimum wage increase implemented in October 1996 caused the increase in the expense percentage.

During the third quarter of 1996, the Company terminated discussions relating to a previously announced merger agreement with Rose's Stores, Inc. Other expenses includes $0.4 million in non-recurring expenses related to this transaction.

Net income increased from $0.1 million in 1995 to $1.3 million in 1996 primarily resulting from the gross profit improvement described.

Thirty-Nine Weeks Ended November 2, 1996 and October 28, 1995

Net sales increased from $285.9 million in 1995 to $300.1 million in 1996, an increase of $14.2 million or 4.9%. The increase was attributable to comparable store sales increases of 1.5% ($3.8 million) and sales by stores not yet included as comparable stores ($12.8 million). Wholesale sales to franchisees and independents decreased $2.4 million or 7.9% in 1996.

Gross profit increased from 25.7% of sales in 1995 to 27.5% in 1996 for the aforementioned reason.

Selling, general and administrative expenses increased from $70.0 million in 1995 to $75.8 million in 1996. As a percentage of sales, these expenses increased from 24.5% to 25.3%. The 0.8% increase in the expense percentage was due to a greater proportion of retail sales, which carry higher expense ratios than wholesale sales (0.2%), competitive increases in the Company's compensation program for its distribution center (0.2%), the costs of phasing in a new pharmacy management system, and other normal inflationary factors throughout the Company that exceeded the 1.5% comparable store sales increase.

Other expenses of $0.4 million represents non-recurring expenses as mentioned above.

Net income increased from $1.9 million in 1995 to $3.7 million in 1996 primarily due to the gross profit improvements described earlier.

----------------------------------------------------------------
EFFECT OF INFLATION
----------------------------------------------------------------

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

----------------------------------------------------------------
SEASONALITY
----------------------------------------------------------------

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

----------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
----------------------------------------------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes in customer demand, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, general economic conditions and other risk factors discussed in documents filed by the Company with the Securities and Exchange Commission.






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

                              FRED'S, INC.


                                /s/ Michael J. Hayes
                              ----------------------------------
Date:  December 9, 1996       Michael J. Hayes
-----------------------       Chief Executive Officer


                                /s/ Richard B. Witaszak
                              ----------------------------------
Date:  December 9, 1996       Richard B. Witaszak
-----------------------       Chief Financial Officer