Form 10-K405
period 1997-02-01
FREDS INC
filed 1997-05-05
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended February 1, 1997


Commission File Number 000-19288

                          FRED'S, INC.
                          ------------
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

Securities Registered Pursuant to Section 12(b) of the Act:  None


Securities Registered Pursuant to Section 12(g) of the Act:

                       Title of Each Class
                       -------------------
               Class A Common Stock, no par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     As of April 25, 1997, there were 9,384,741 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $9.8125 per share on the NASDAQ Stock Market on April 25, 1996, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $92,087,771.

     As of April 25, 1997, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     Portions of the Annual Report to Shareholders for the year ended February 1, 1997 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

     Portions of the Company's Proxy Statement are incorporated by reference into Part III, Items 11, 12 and 13.

     Portions of the Company's Registration Statement on Form S-1
(file no. 33-45637) are incorporated as exhibits into Part IV.

     With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.





                             PART I
                             ------


Item 1:   Business

General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 213 discount general merchandise stores in ten states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). One hundred and one of the Company's stores have full service pharmacies. The Company also markets goods and services to 32 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, low opening price points in key product categories, everyday low prices on certain health and beauty aids and paper and cleaning supplies and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 13,277 square feet and had average sales of $2,051,000 in fiscal 1996.

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

     Wide variety of frequently purchased, basic merchandise. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, the inclusion of pharmacies in 101 of its stores, and Lawn and Garden centers in 89 of its stores.

     Discount prices. The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy. As part of this strategy, Fred's maintains low opening price points on the basic items in each of its departments, maintains competitive prices on the entire stock in the health and beauty aids and paper and cleaning supplies departments, offers double value for manufacturers' coupons, and regularly offers seasonal specials and departmental promotions supported by strong tabloid, television and radio advertising. During December 1994, Fred's implemented an everyday low pricing program that focuses on strong values day in and day out, while reducing the Company's reliance on promotional activities.

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

Addition of Stores

     Fred's opened a net of 7 stores in 1996 and anticipates opening up to a net twenty stores in 1997. The Company's store prototype has from 13,000 to 16,000 square feet of space. Opening a new store currently costs between $350,000 and $450,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 13 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $150,000. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate.

Addition of Pharmacies

     The addition of pharmacies to existing stores has increased comparable store sales by adding sales of pharmaceuticals while maintaining sales of non-pharmaceutical items. The Company acquired 15 pharmacies in 1996, of which four were incremental to stores that already had a pharmacy and eleven were additions to stores that had not previously had a pharmacy. The Company anticipates acquiring up to 30 more pharmacies in 1997. In substantially all cases, Fred's intends to add pharmacies through the acquisition of established independent pharmacies (either by employment of formerly independent pharmacists or purchase of customer lists from retiring independent pharmacists).

Merchandising and Marketing

     Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in almost fifty years of operation by the Company and its predecessors, enables the Company to compete effectively in its region.

Purchasing

     The Company's buying activities are directed from the corporate office by two Senior Vice Presidents-Merchandising who are supported by a staff of 19 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for all of its categories of merchandise.

Sales Mix

     The Fred's store sales mix by major merchandise category during 1996 was as follows:

          Household Goods                       27.0%
          Pharmaceuticals                       19.5%
          Apparel and Linens                    15.9%
          Health and Beauty Aids                15.5%
          Paper and Cleaning Supplies           11.3%
          Food and Tobacco Products             10.8%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and a full-line of apparel. In 1996, the stores' average customer transaction size was approximately $11.15, and the number of customer transactions totaled approximately 34 million.

     The Company presently has 81 full-line stores (those stores with both pharmacy and apparel departments) that have been open longer than 12 months. The pharmacy department contributed 30% of the total sales by these full-line stores in 1996. Sales per selling square foot averaged $162 for full-line stores compared to $112 for non full-line stores. Average sales per store during 1996 were $2,677,000 for full-line stores compared to $1,454,000 for non full-line stores.

     Products sold under the "Fred's" private label program, including household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products, constituted approximately 4% of total sales in 1996. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

Highly Competitive Pricing Strategy

     The implementation of an everyday low pricing strategy (EDLP) in December 1994 included price reductions for many key items and the elimination of four sale events for 1995 and two for 1996. During 1996, the Company began to realize the benefits of the EDLP strategy as customers recognized Fred's as a store that offers good values everyday, and began to shop Fred's stores more regularly, not just during sale events.

Advertising and Promotions

     Advertising and promotion costs represented 1.5% of sales in 1996. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and discount retail image. The Company's advertising is directed towards a typical Fred's customer, a female over the age of 25 in a rural location with household income averaging $25,000.

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

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                              1992      1993      1994      1995      1996
                             ------    ------    ------    ------    ------

Stores open at beginning
 of period                      144       156       170       184       206
Stores opened/acquired
 during period                   13        18        20        36        13
Stores closed during
 period                          (1)       (4)       (6)      (14)       (6)
                             ------    ------    ------    ------    ------
Stores open at end of
 period                         156       170       184       206       213
                             ======    ======    ======    ======    ======

Pharmacies open at
 beginning of period             45        60        75        83        92
Pharmacies opened/acquired
 during period                   15        16         8         9        11
Pharmacies closed during
 period                         -          (1)      -         -          (2)
                             ------    ------    ------    ------    ------
Pharmacies open at end
 of period                       60        72        83        92       101
                             ======    ======    ======    ======    ======

Square feet of selling
 space at end of period
 (in thousands)               2,071     2,311     2,625     2,797     2,828
                             ======    ======    ======    ======    ======

Average square feet of
 selling space per store     13,277    13,594    14,266    13,915    13,277
                             ======    ======    ======    ======    ======

Franchise stores at end
 of period                       39        37        35        34        32
                             ======    ======    ======    ======    ======

Pharmacy Operations

     Fred's operates 101 in-store pharmacies which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. Pharmacy sales have become an increasingly important segment of the Company's sales, increasing from 9.4% of retail sales in 1988 to 19.5% in 1996.

     The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies also increase customer traffic and repeat visits.

     The pharmacies in Fred's stores that are clustered together typically operate at a lower cost because three pharmacists are able to staff two Fred's stores.

Inventory Control and Distribution

SWORD and POS Systems

     The Company's computerized central management information system (known as "SWORD," which stands for Store Warehouse Order Replenishment and Distribution) maintains a daily SKU level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers which capture SKU and other data at the time of sale for daily transmission to the Company's central data processing center. Data received from the stores is used to automatically replenish frequently purchased merchandise on a weekly basis and to assist the Company's buyers in their decision making process.

     Maintaining an "in-stock" supply of high-turn, low gross margin items, such as health and beauty aids and paper and cleaning supplies and frequently consumed items in other categories, preserves customer loyalty which leads to purchases of higher gross margin items in other product categories.

     Over the past four years, the Company has installed enhanced POS register systems in all of its stores. The new registers have improved labor productivity at the stores and continue to be the data gathering device for the SWORD system. The scanning and price look-up features included in the new system significantly reduce the amount of labor required to tag merchandise in connection with the Company's sale events and reduce the number of cashier errors.

     During 1996, the Company performed an extensive evaluation of the impact of the year 2000 as it relates to its information systems, and determined that a substantial number of the Company's software programs will be affected by the millennium change. Various alternatives are currently being reviewed to address the issues, including the potential replacement of certain systems. The Company anticipates completing its plan of action and assessment of the financial impact of the required changes by the end of 1997.

Distribution

     Fred's has an 800,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). Excess capacity exists in the distribution center which will accommodate the Company's expansion plans for Fred's stores over the next several years. The Company has recently purchased a new warehouse management computer system and will be upgrading the automation of its distribution center in 1997 in order to increase the center's capacity and efficiencies. Significant opportunities exist to reduce operating costs by upgrading the distribution center's technology and improving its processes. It is anticipated that realization of these changes will begin in early 1998. Approximately 76% of the merchandise received by Fred's stores in 1996 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by vendors. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

Wholesale and Franchise Sales

     The Company engages in wholesale sales to its franchised "Fred's" stores and to certain other retailers. The franchised stores utilize the Company's SWORD system. Revenues from wholesale sales during the last three years were $36,600,000 in 1996, $40,300,000 in 1995 and $39,000,000 in 1994. In addition, franchise and other fees totaling approximately $2 million have been earned by Fred's in each of the three years (recorded as a reduction to the Company's operating expenses). The Company has not expanded it's wholesale and franchise network over the past few years, nor has the Company any intention to do so in the immediate future.

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

Employees

     At February 1, 1997, the Company had approximately 4,200 full-time and part-time employees, comprising 450 corporate employees and 3,750 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. The Company maintains very open and strong employee relations, as evidenced by the labor force's rejection, by a wide margin, of a 1996 unionization attempt at the Company's Memphis distribution center.

Forward-Looking Statements

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


Item 2:   Properties

     As of February 1, 1997, the geographical distribution of Fred's 213 Company-owned locations was as follows:

          State                    Number of Stores
          -----                    ----------------

          Mississippi                     68
          Tennessee                       46
          Arkansas                        43
          Louisiana                       18
          Georgia                         15
          Alabama                         15
          North Carolina                   3
          Missouri                         2
          Kentucky                         2
          Florida                          1


     The Company owns the real estate and the buildings for 59 locations, of which five are subject to ground leases. The Company leases the remaining 154 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a few provide for additional rent based on sales). Fred's locations range in size from 1,000 square feet to 27,000 square feet. One hundred and forty-eight of Fred's locations are in strip centers or adjoined with a downtown shopping district, with the remainder being free-standing.

     It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy the Company's present growth intentions in the near term. It is management's intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company will thus have maximum flexibility in relocation in the future, since continued availability of existing buildings is anticipated in the Company's market areas.

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


Item 4:   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 1997.






                             PART II
                             -------


Item 5:   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     The information required by this item is furnished by incorporation by reference of Page 25 of the Annual Report to Shareholders for the year ended February 1, 1997.


Item 6:   Selected Financial Data

     The selected financial data for the five years ended February 1, 1997, which appears on page 8 of the Annual Report to Shareholders is incorporated herein by reference.


Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations appearing on pages 9 through 11 of the Annual Report to Shareholders is incorporated herein by reference.


Item 8:   Financial Statements and Supplementary Data

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated March 7, 1997, appearing on pages 12 through 24 of the Annual Report to Shareholders are incorporated herein by reference.


Item 9:   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.





                            PART III
                            --------


Item 10:  Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

      Name           Age           Positions and Offices
      ----           ---           ---------------------
Michael J. Hayes(1)   55    Director, Managing Director (2),
                             Chief Executive Officer and President
David A. Gardner(1)   49    Director and Managing Director (2)
John R. Eisenman(1)   55    Director
Roger T. Knox(1)      59    Director
Richard B. Witaszak   36    Executive Vice President and Chief
                             Financial Officer
Edwin C. Boothe       39    Executive Vice President - Store/
                             Pharmacy Operations
John A. Casey         50    Executive Vice President - Store/
                             Pharmacy Operations
D. Keith Curtis       37    Senior Vice President - Merchandising
Brett W. Little       43    Senior Vice President - Merchandising
Charles S. Vail       54    Corporate Secretary, Vice President -
                             Legal Services and General Counsel

--------------------
(1) Four directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.
(2)  According to the By-laws of the Company, the Managing
     Directors (Messrs. Hayes and Gardner) are the chief executive officers of the Company and have general supervisory responsibility for the business of the Company.


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

     Richard B. Witaszak joined the Company in October 1996 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Witaszak was employed by AE Clevite, Inc., a Distributor of Engine Parts as Executive Vice President of Finance and Operations from 1989 to 1996, and in various capacities with Coopers & Lybrand from 1985 to 1989.

     Edwin C. Boothe is Executive Vice President - Store/Pharmacy
Operations. Mr. Boothe joined the Company in 1975 and has served in various positions in Store Operations and Loss Prevention.

     John A. Casey is Executive Vice President - Store/Pharmacy
Operations. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.

     D. Keith Curtis is Senior Vice President - Merchandising. Mr. Curtis joined the Company in 1980 and has served in various positions in Merchandising and Store Operations.

     Brett W. Little is Senior Vice President - Merchandising. Mr. Little joined the Company in August of 1996 and was with Dollar General Stores from 1993 to 1996 as the General Merchandise Manager of their Softlines Division. Prior thereto, Mr. Little was with Big Bear/Hart's stores in Columbus, Ohio for 18 years.

     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice
President - Legal since 1984.  Mr. Vail joined the Company in 1968.

Compliance with Section 16(a) of the Exchange Act

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


Item 11:  Executive Compensation

     Information regarding executive compensation is incorporated herein by reference from the information on pages 4 through 7 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.


Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from pages 1 and 2 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.


Item 13:  Certain Relationships and Related Transactions

     This information is incorporated herein by reference from the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 8 of the Company's Proxy
Statement, which will be filed within 120 days of the Registrant's fiscal year end.






                             PART IV
                             -------


Item 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)(1)    Consolidated Financial Statements

     The following consolidated financial statements are incorporated herein by reference from pages 12 through 24 of the Annual Report to Shareholders for the year ended February 1, 1997.

          Consolidated Statements of Income for the years ended February 1, 1997, February 3, 1996 and
          January 28, 1995.

          Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996.

          Consolidated Statements of Changes in Shareholders'
          Equity for the years ended February 1, 1997, February 3, 1996 and January 28, 1995.

          Consolidated Statements of Cash Flows for the years ended February 1, 1997, February 3, 1996 and
          January 28, 1995.

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

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of
          Regulation S-K are as follows:

      3.1      Certificate of Incorporation, as amended
               [incorporated herein by reference to Exhibit 3.1 to
               the Form S-1 as filed with the Securities and
               Exchange Commission February 7, 1992 (SEC File No.
               33-45637) (the "Form S-1")].
      3.2      By-laws, as amended [incorporated herein by
               reference to Exhibit 3.2 to the Form S-1].
      4.1      Specimen Common Stock Certificate [incorporated
               herein by reference to Exhibit 4.2 to Pre-Effective
               Amendment No. 3 to the Form S-1]
      9.1      Baddour, Inc. (Registrant changed its name to
               "Fred's, Inc." in 1991) Shareholders Agreement
               dated as of June 28, 1986 [incorporated herein by
               reference to Exhibit C, pages C-1 through C-42 to
               Baddour, Inc.'s Report on Form 8-K dated July 1,
               1986]
     10.1      Lease Agreement dated November 12, 1991 with the
               U.S. Government [incorporated herein by reference
               to Exhibit 10.6 to the Form S-1].
     10.2      Form of Fred's, Inc. Franchise Agreement
               [incorporated herein by reference to Exhibit 10.8
               to the Form S-1].
     10.3      401(k) Plan dated as of May 13, 1991 [incorporated
               herein by reference to Exhibit 10.9 to the Form S-
               1].
     10.4      Employee Stock Ownership Plan (ESOP) dated as of
               January 1, 1987 [incorporated herein by reference
               to Exhibit 10.10 to the Form S-1].
     10.5*     Incentive Stock Option Plan dated as of December
               22, 1986 [incorporated herein by reference to
               Exhibit 10.11 to the Form S-1].
     10.6      Lease Agreement by and between Hogan Motor Leasing,
               Inc. and Fred's, Inc. dated February 5, 1992 for
               the lease of truck tractors to Fred's, Inc. and the
               servicing of those vehicles and other equipment of
               Fred's, Inc. [incorporated herein by reference to
               Exhibit 10.15 to Pre-Effective Amendment No. 1 to
               the Form S-1].
     10.7      Revolving Loan and Credit Agreement between Fred's,
               Inc. and Union Planters National Bank dated as of
               May 15, 1992 [incorporated herein by reference to
               the Company's report on Form 10-Q for the quarter
               ended May 2, 1992].
     10.8      Note and Security Agreement between National Bank
               of Commerce as Trustee for the ESOP of Fred's,
               Inc., together with the Limited Guaranty of Fred's,
               Inc. dated as of May 29, 1992 [incorporated herein
               by reference to the Company's report on Form 10-Q
               for the quarter ended August 1, 1992].
     10.9*     1993 Long Term Incentive Plan dated as of January
               21, 1993 [incorporated herein by reference to the
               Company's report on Form 10-Q for the quarter ended
               July 31, 1993].
     10.10     Negative Pledge and Loan Agreement between Fred's,
               Inc. and National Bank of Commerce dated as of
               February 17, 1994 [incorporated herein by reference
               to the Company's report on Form 10-K for the year
               ended January 29, 1994].
     10.11     Modification Agreement between Fred's, Inc. and
               Union Planters National Bank dated as of May 31,
               1995 (modifies the Revolving Loan and Credit
               Agreement included as Exhibit 10.7) [incorporated
               herein by reference to the Company's report on Form
               10-Q for the quarter ended July 29, 1995].
     10.12     Second Modification Agreement between Fred's, Inc.
               and Union Planters National Bank dated as of July
               31, 1995 (modifies the Revolving Loan and Credit
               Agreement included as Exhibit 10.7) [incorporated
               herein by reference to the Company's report on Form
               10-Q for the quarter ended July 29, 1995].
     10.13     Seasonal Overline Revolving Credit Agreement
               between Fred's, Inc. and Union Planters National
               Bank dated as of July 23, 1996 [incorporated herein
               by reference to the Company's report on Form 10-Q
               for the quarter ended August 3, 1996].
     10.14**   Addendum to Leasing Agreement and form of schedules
               2 through 6 of Schedule A by and between Hogan
               Motor Leasing, Inc. and Fred's, Inc. dated December
               19, 1996 (modifies the Lease Agreement included as
               Exhibit 10.6).
     10.15**   Third Modification Agreement between Fred's, Inc.
               and Union Planters National Bank dated as of
               February 28, 1997 (modifies the Revolving Loan and
               Credit Agreement included as Exhibit 10.7).
     11.1**    Computation of Net Income per Share
     13.1**    Annual report to shareholders for the year ended
               February 1, 1997 (to the extent incorporated herein
               by reference).
     21.1**    Subsidiaries of Registrant
     23.1**    Consent of Price Waterhouse LLP.
     27. **    Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.




     *    Management Compensatory Plan
     **   Filed herewith





                           SIGNATURES
                           ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 1997.

                         FRED'S, INC.

                         By:  /s/ Michael J. Hayes
                            ------------------------------------
                            Michael J. Hayes, Chief Executive
                            Officer and President


                         By:  /s/ Richard B. Witaszak
                            ------------------------------------
                            Richard B. Witaszak, Executive Vice
                            President and Chief Financial Officer
                            (Principal Accounting and Financial
                            Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of April, 1997.

     Signature                             Title
     ---------                             -----

  /s/ Michael J. Hayes
------------------------------     Director, Managing Director,
Michael J. Hayes                   Chief Executive Officer and
                                   President

  /s/ David A. Gardner
------------------------------     Director and Managing Director
David A. Gardner


  /s/ Roger T. Knox
------------------------------     Director
Roger T. Knox


  /s/ John R. Eisenman
------------------------------     Director
John R. Eisenman
