Form 10-Q
period 1997-05-03
FREDS INC
filed 1997-06-17
CIK 724571

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 1997.

                               OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________.


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
                           --------         --------

The registrant had 9,384,741 shares of Class A voting, no par value common stock outstanding as of May 3, 1997.

                          FRED'S, INC.

                              INDEX

                                                           Page No.
                                                           --------
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 3, 1997 and February 1, 1997                          3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 3, 1997
     and May 4, 1996                                           4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 3, 1997
     and May 4, 1996                                           5

    Notes to Consolidated Financial Statements                 6

  Item 2 - Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                            7 - 8

Part II - Other Information                                    9
---------------------------

Signatures                                                    10
----------

                          FRED'S, INC.

                   CONSOLIDATED BALANCE SHEETS

                           (unaudited)

           (in thousands, except for number of shares)

                                              May 3,   February 1,
                                               1997       1997
                                             -------   -----------
ASSETS
------
Current assets:
  Cash and cash equivalents                 $  7,541   $  8,569
  Receivables, less allowance for doubtful
   accounts                                    5,005      4,493
  Inventories                                 92,914     88,505
  Deferred income taxes                        4,152      4,152
  Other current assets                         1,386        895
                                            --------   --------
    Total current assets                     110,998    106,614

Property and equipment, at
  depreciated cost                            48,355     48,379
Equipment under capital leases, less
 accumulated amortization                      1,548        320
Deferred income taxes                          3,439      3,921
Other noncurrent assets                        2,048      1,914
                                            --------   --------
                                            $166,388   $161,148
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $ 27,353   $ 27,862
  Current portion of indebtedness                882      1,278
  Current portion of capital lease
    obligations                                  189        363
  Accrued liabilities                         11,024      8,935
  Income taxes payable                         2,139      1,648
                                            --------   --------
    Total current liabilities                 41,587     40,086

Indebtedness                                      -          -
Capital lease obligations                      1,532        138
Other noncurrent liabilities                   1,402      1,345
                                            --------   --------
    Total liabilities                         44,521     41,569
                                            --------   --------
Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no
    par value, 9,384,741 shares issued
    and outstanding (9,328,822 shares
    at February 1, 1997)                      63,962     63,369
   Retained earnings                          58,587     56,364
   Deferred compensation on restricted
    stock incentive plan                        (682)      (154)
                                            --------  ---------
      Total shareholders' equity             121,867    119,579
                                            --------  ---------
                                            $166,388   $161,148
                                            ========  =========

See accompanying notes to consolidated financial statements

                                FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (unaudited)

                  (in thousands, except per share amounts)



                                                       Thirteen Weeks Ended
                                                       --------------------
                                                         May 3,     May 4,
                                                         1997       1996
                                                       --------------------
Net sales                                              $112,668    $101,758
Cost of goods sold                                       81,594      73,976
                                                       --------    --------
  Gross profit                                           31,074      27,782
Selling, general and administrative
 expenses                                                26,807      24,467
                                                       --------    --------
  Operating income                                        4,267       3,315
Interest expense (Income), net                              (21)         94
                                                       --------    --------
  Income before income taxes                              4,288       3,221
Provision for income taxes                                1,608       1,169
                                                       --------    --------
Net income                                             $  2,680     $ 2,052
                                                       ========    ========

Net income per share                                   $    .29     $   .22
                                                       ========    ========

Weighted average number of common shares
 and common equivalent shares
 outstanding                                              9,330       9,326
                                                       ========    ========


         See accompanying notes to consolidated financial statements

                                FRED'S, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)

                               (in thousands)

                                                     Thirteen Weeks Ended
                                                ------------------------------
                                                     May 3,        May 4,
                                                     1997          1996
                                                   ---------      --------
Cash flows from operating activities:
  Net income                                       $  2,680       $  2,052
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                     1,600          1,470
    Deferred income taxes                               482            353
    Amortization of deferred compensation on
     restricted stock incentive plan                     60             30
    (Increase) decrease in assets:
      Receivables                                      (512)           146
      Inventories                                    (4,409)        (8,355)
      Other current assets                             (491)            87
    Increase (decrease) in liabilities:
      Accounts payable                                 (509)        (2,281)
      Accrued liabilities                             2,089           (999)
      Income taxes payable                              491            823
      Other noncurrent liabilities                       57             49
                                                   ---------       --------
       Net cash provided by (used in)
        operating activities                          1,538         (6,625)
                                                   ---------       --------
Cash flows from investing activities:
  Additions to property, equipment and
   equipment under capital leases                    (1,385)          (736)
  Additions to intangible assets                       (257)          (116)
                                                   ---------       --------
       Net cash (used in) provided by
        investing activities                         (1,642)          (852)
                                                   ---------       --------
Cash flows from financing activities:
  Proceeds from borrowings and
   increase in capital lease obligations                 -           3,900
  Reduction of indebtedness and
   capital lease obligations                           (458)          (441)
  Cash dividends paid                                  (466)          (467)
                                                   ---------       --------

       Net cash provided by (used in)
        financing activities                           (924)         2,992
                                                   ---------       --------

Increase (decrease) in cash and cash equivalents     (1,028)        (4,485)
  Beginning of period cash and cash equivalents       8,569          5,496
                                                   ---------       --------
  End of period cash and cash equivalents          $  7,541       $  1,011
                                                   =========       ========
Supplemental disclosures of cash
  flow information:
  Interest paid (earned)                           $   (36)       $     70
  Income taxes paid                                $     -        $      -


         See accompanying notes to consolidated financial statements

                          FRED'S, INC.
                          ------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 1997 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May
3, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE
-----------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three months ending May 3, 1997, and May 4, 1996, the Company's proforma basic earnings per share would have been $.29 and $.22, respectively and its proforma diluted earnings per share would have been $.29 and $.22, respectively.

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations



FINANCIAL CONDITION
-------------------

Fred's operates 217 discount general merchandise stores in ten states in the southeastern United States. One hundred and five of the stores have full service pharmacies.

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year. As shown on the consolidated statement of cash flows, inventories increased $4,408,000 during the thirteen week period ended May 3, 1997. In addition, cash was used to reduce balances with trade vendors ($507,000), and fund capital expenditures ($1,392,000) and cash dividends ($466,000). The increased inventory levels and other cash outlays were financed from net income ($2,680,000) and existing cash. The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

The Company has a $12,000,000 revolving credit commitment available from a bank. At May 3, 1997, no borrowings have been made under the revolving credit agreement.

During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. As of the end of the thirteen weeks ended May 3, 1997, there have been no material changes in the Company's restructuring plan or in the estimates of charges accrued with respect to the restructuring plan as of the end of fiscal 1996.


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended May 3, 1997 and May 4, 1996
------------------------------------------------

Net sales increased from $101.8 million in 1996 to $112.7 million in 1997, an increase of $10.9 million or 10.7%. The increase was attributable to comparable store sales increases of 8.6% ($7.9 million) and sales by stores not yet included as comparable stores ($3.0 million). Wholesale sales to franchisees and independents increased $.1 million in 1997.

Gross profit increased from 27.3% of sales in 1996 to 27.6% in 1997, primarily due to strong quarterly sales in certain seasonal categories such as lawn and garden which finished with a solid double-digit increase over the first quarter of 1996. This combined with the higher margins in the pharmacy segment, contributed to the overall improved margins. Another factor in the higher gross margin was an increase in the proportion of retail sales, which carry higher margins than wholesale sales.

Selling, general and administrative expenses increased from $24.5 million in 1996 to $26.8 million in 1997. As a percentage of sales, expenses decreased from 24.0% to 23.8%. The improvement in comparable store sales for the quarter contributed to a higher leveraging of expenses and, therefore, an improved expense ratio. This leveraging more than offset the adverse impact of the recent minimum wage increase and higher-than-expected health insurance costs compared with the first quarter of 1996.

EFFECT OF INFLATION
-------------------

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

SEASONALITY
-----------

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

           Not Applicable.

Item 5.  Other Information

           Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

           Exhibits:

             Exhibit 11 - Computation of Net Income Per Share
             Exhibit 27 - Financial Data Schedule (EDGAR Filing
                          Only)

           Reports on Form 8-K:

             Not Applicable.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FRED'S, INC.

                                          /s/ Michael J. Hayes
                                          -----------------------
                                          Michael J. Hayes
Date:  June 16, 1997                      Chief Executive Officer
--------------------

                                          /s/ Richard B. Witaszak
                                          -----------------------
                                          Richard B. Witaszak
Date:  June 16, 1997                      Chief Financial Officer
--------------------