Form 10-Q
period 1997-08-02
FREDS INC
filed 1997-09-17
CIK 724571

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 1997.

                                OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to                .
                               -----------    ---------------

Commission file number 000-19288


                           FRED'S, INC.
      (Exact name of registrant as specified in its charter)


         Tennessee                                   62-0634010
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

4300 New Getwell Rd., Memphis, Tennessee              38118
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
                           ------        -------

The registrant had 9,428,813 shares of common stock outstanding as of September 12, 1997.

                           FRED'S, INC.

                              INDEX

                                                       Page No.

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 2, 1997 and February 1, 1997                             3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Twenty-Six Weeks Ended August 2, 1997
     and August 3, 1996                                              4

    Consolidated Statements of Cash Flows
     for the Twenty-Six Weeks Ended August 2, 1997
     and August 3, 1996                                              5

    Notes to Consolidated Financial Statements                       6

  Item 2 - Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                        7 - 9

Part II - Other Information                                         10
---------------------------

Signatures                                                          11
----------

                           FRED'S, INC.

                   CONSOLIDATED BALANCE SHEETS

                           (unaudited)

           (in thousands, except for number of shares)

                                            August 2,          February 1,
                                               1997                1997
                                             ----------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                $  6,000       $  8,569
  Receivables, less allowance
    for doubtful accounts                     4,392          4,493
  Inventories                                     89,620              88,505
  Deferred income taxes                            4,557               4,152
  Other current assets                          776            895
                                            ----------           --------
    Total current assets                         105,345             106,614

Property and equipment,
 at depreciated cost                         49,175         48,379
Equipment under capital leases, less
 accumulated amortization                     1,483            320
Deferred income taxes                         3,729          3,921
Other noncurrent assets,
 net of accumulated
 amortization                                      1,954               1,914
                                            ---------            --------
                                           $161,686       $161,148
                                            =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 22,747            $ 27,862
  Current portion of indebtedness                    479               1,278
  Current portion of capital
     lease obligations                          198            363
  Accrued liabilities                        12,171          8,935
  Income taxes payable                          460          1,648
                                             --------            --------
    Total current liabilities                     36,055              40,086

Capital lease obligations                     1,479            138
Other noncurrent liabilities                       1,459               1,345
                                             --------            --------
    Total liabilities                        38,993         41,569
                                             --------            --------
Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting,
 no par value, 9,387,291 shares
 issued and outstanding(9,328,822
 shares at February 1, 1997)                      63,890              63,369
   Retained earnings                         59,358         56,364
   Deferred compensation on restricted
    stock incentive plan                            (555)               (154)
                                             ---------           ---------
      Total shareholders' equity            122,693        119,579
                                             ---------           ---------
                                           $161,686       $161,148
                                             =========           =========










   See accompanying notes to consolidated financial statements

                              FRED'S, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (unaudited)

                (in thousands, except per share amounts)



                         Thirteen Weeks Ended           Twenty-Six Weeks Ended
                       August 2,       August 3,       August 2,        August 3,
                         1997            1996             1997           1996
                       ---------       ---------       ---------       ---------
Net sales               $ 110,196        $  99,028      $ 222,864       $ 200,786
Cost of goods sold         80,017           72,583        161,611         146,559
                        ---------        ---------      ---------        --------
  Gross profit             30,179           26,445         61,253          54,227
Selling, general
  and administrative
  expenses                 28,233           25,636         55,040          50,103
                        ---------        ---------      ---------        --------
  Operating income          1,946              809          6,213           4,124
Interest (income)
  expense, net               (55)              117           (76)             211
                        ---------        ---------      ---------        --------
  Income before
    income taxes            2,001              692          6,289           3,913
Provision for
    income taxes              750              278          2,358           1,447
                        ---------        ---------      ---------        --------
Net income               $  1,251          $   414       $  3,931        $  2,466
                        =========        =========      =========        ========

Net income per share   $    .13         $   .04       $    .42         $    .26
                       ========         =======       ========         ========

Weighted average number
 of common shares and
 common equivalent
 shares outstanding         9,456            9,330          9,396           9,330
                            =====            =====          =====           =====





   See accompanying notes to consolidated financial statements

                           FRED'S, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited)

                          (in thousands)

                                                  Twenty-Six Weeks Ended
                                              August 2,           August 3,
                                                1997                1996
                                              ---------           ---------
Cash flows from operating activities:
  Net income                                  $  3,931            $  2,466
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                3,250               2,995
    Contribution to ESOP to reduce
       ESOP loan balance                             -             143
    Amortization of deferred compensation on
     restricted stock incentive plan           108                 (74)
    Deferred income taxes                     (212)               434
    (Increase) decrease in assets:
      Receivables                              101                   1,198
      Inventories                               (1,114)             (8,062)
      Other current assets                     119                 (11)
      Other noncurrent assets                   -                    -
    Increase (decrease) in liabilities:
      Accounts payable                          (5,114)             (7,599)
      Accrued liabilities                        3,236             448
      Income taxes payable                      (1,188)            489
      Other noncurrent liabilities             114                 109
                                               --------            --------
       Net cash (used in) provided by
        operating activities                     3,231              (7,464)
                                               --------            --------
Cash flows from investing activities:
  Additions to property and equipment           (3,674)             (1,662)
  Additions to intangible assets              (286)              (737)
                                               --------            --------
       Net cash (used in) provided by
        investing activities                    (3,960)             (2,399)
                                               --------            --------
Cash flows from financing activities:
  Proceeds from borrowings                      -                    9,000
  Reduction of indebtedness and
   capital lease obligations                  (904)            (1,033)
  Cash dividends paid                         (936)              (934)
                                               --------            --------
       Net cash (used in) provided by
        financing activities                    (1,840)              7,033
                                               --------            --------

Increase (decrease) in cash
  and cash equivalents                          (2,569)             (2,830)
Cash and cash equivalents:
  Beginning of period                            8,569               5,496
                                             ---------            ---------
  End of period                              $   6,000            $  2,666
                                             =========            =========

Supplemental disclosures
  of cash flow information:
  Interest paid (received)                   $     (90)           $    102
  Income taxes paid                          $   2,985            $    524








   See accompanying notes to consolidated financial statements

                           FRED'S, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 1997 incorporated in the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week and twenty-six week periods ended August 2, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE
-----------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See
Exhibit 11.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the thirteen and twenty-six weeks ended August 2, 1997, and August 3, 1996, respectively the Company's proforma earnings per share would have been as follows:


                          Thirteen Weeks Ended    Twenty-Six Weeks Ended
                            --------------------    ----------------------
                         August 2,    August 3,   August 2,    August 3,
                         1997           1996      1997      1996
                           ---------    ---------   ---------    ---------
Basic earnings per share        .13          .04         .42            .26
Diluted earnings per share   .13        .04     .42       .26


                              - 6 -


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


GENERAL
-------

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Fred's operates 224 discount general merchandise stores in ten states in the southeastern United States. One hundred and ten of the stores have full service pharmacies.

Fred's business is subject to seasonal influences, but the Company has tended to experience less seasonal fluctuation than many other retailers due to the Company's mix of everyday basic merchandise and pharmacy business. The fourth quarter is typically the most profitable quarter because it includes the Christmas selling season. The overall strength of the fourth quarter is partially mitigated, however, by the inclusion of the month of January, which is generally the least profitable month of the year.

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

RESULTS OF OPERATIONS
---------------------

In August 1996, the federal minimum wage law was changed to increase the minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company estimates that these changes will result in an increase in wage expense during fiscal
1998 of approximately $1.4 million. In anticipation of the impacts of minimum wage on the Company's profitability, a consulting firm was engaged to review the business processes and productivity within the Company's retail operations. The improvements implemented as a result of this retail efficiency project will be significant in offsetting the financial impacts of the minimum wage increase.

During 1996, the Company performed an evaluation of the impact of the year 2000 as it relates to its Information Systems. Based upon the current plan of action, management of the Company is of the opinion the required changes will not have a material effect on the results of operation or the financial condition of the Company.

Thirteen Weeks Ended August 2, 1997 and August 3, 1996
------------------------------------------------------

Net sales increased from $99.0 million in 1996 to $110.2 million in 1997, an increase of $11.2 million or 11.3%. The increase was attributable to comparable store sales increases of 8.1% ($7.3 million) and sales by stores not yet included as comparable stores ($3.6 million). Wholesale sales to franchisees and independents increased $.3 million or 3.0% in 1997.

Gross profit increased from 26.7% of sales in 1996 to 27.4% in 1997 primarily due to strong quarterly sales without the need for markdown levels experienced in prior years. This combined with a slightly higher initial purchase margin resulting from improved sourcing and opportunistic purchases, contributed to the overall improved margins.

Selling, general and administrative expenses increased from $25.6 million in 1996 to $28.2 million in 1997. As a percentage of sales, these expenses decreased from 25.9% to 25.6%. The improvement in comparable store sales for the quarter contributed to a higher leveraging of expenses and, therefore, an improved expense ratio. Included in selling, general and administrative expenses in the quarter were 33 additional store and pharmacy locations added since the same quarter of 1996.

Twenty-Six Weeks Ended August 2, 1997 and August 3, 1996
--------------------------------------------------------

Net sales increased from $200.8 million in 1996 to $222.9 million in 1997, an increase of $22.1 million or 11.0%. The increase was attributable to comparable store sales increases of 8.3% ($15.1 million) and sales by stores not yet included as comparable stores ($6.6 million). Wholesale sales to franchisees and independents increased $.4 million or 2.1% in 1997.

Gross profit increased from 27.0% of sales in 1996 to 27.5% in 1997 for the aforementioned reasons.

Selling, general and administrative expenses increased from $50.1 million in 1996 to $55.0 million in 1997. As a percentage of sales, these expenses decreased from 25.0% to 24.7%. The improvement in comparable store sales for the first half of 1997 contributed to higher leveraging of expenses and, therefore, an improved expense ratio. This leveraging more than offset the adverse impact of the recent minimum wage increase and the higher-than-expected property, health, and workers compensation insurance costs compared with the first half of 1997. Selling, general and administrative expenses for the first half of 1997 also included an additional 33 store and pharmacy locations than in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $3,231,000 during the twenty-six week period ended August 2, 1997. Cash was primarily used to increase inventories $1,114,000, and reduce trade vendors by $5,114,000. These cash outlays were financed primarily from net income $3,931,000 and higher levels of accrued liabilities of $3,236,000.

Cash flows used by investing activities totaled ($3,960,000) which was primarily used to fund upgrades to the distribution center management system and new store and pharmacy capital expenditures
($3,674,000).

Cash flows used by financing activities totaled ($1,840,000) which was used to pay cash dividends ($936,000) and reduce indebtedness
($904,000).

The Company has a $12,000,000 revolving credit commitment available from a bank. At August 2, 1997, no borrowings have been made under the revolving credit agreement.

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

            Not Applicable.

Item 3.   Defaults Upon Senior Securities

            Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

           The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 18, 1997. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of Price Waterhouse LLP as independent public accountants for the fiscal year ending January 31, 1998.

           The results of the voting were as follows:

                                                            Abstain/
                           For       Against  Withheld   Broker Non-Vote
                           ---       -------  --------   ---------------
Election of Directors:
  Michael J. Hayes       8,437,503                 6,027        941,211
  David A. Gardner       8,437,567               5,963        941,211
  John R. Eisenman       8,437,033               6,497        941,211
  Roger T. Knox      8,437,333               6,197        941,211

Appointment of Price
  Waterhouse LLP     8,436,978      565      5,987        941,211


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

                                   FRED'S, INC.

                                   /s/ Michael J. Hayes
                                   ----------------------------
                                   Michael J. Hayes
Date:  September 15, 1997          Chief Executive Officer


                                   /s/ Richard B. Witaszak
                                   ----------------------------
                                   Richard B. Witaszak
Date:  September 15, 1997          Chief Financial Officer