Form 10-Q
period 1997-11-01
FREDS INC
filed 1997-12-16
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 1997.

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

The registrant had 9,464,657 shares of common stock outstanding as of December 5, 1997, which shares have not been adjusted for December stock split.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     November 1, 1997 and February 1, 1997                                     3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Thirty-Nine Weeks Ended November 1, 1997
     and November 2, 1996                                                      4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended November 1, 1997
     and November 2, 1996                                                      5

    Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                      7 - 9

Part II - Other Information                                                   11
---------------------------

Signatures                                                                    13

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                   November 1,                        February 1,
                                                                                       1997                               1997
ASSETS
Current assets:
  Cash and cash equivalents                                                             $  3,531                        $  8,569
  Receivables, less allowance for doubtful
   accounts                                                                                5,752                           4,493
  Inventories                                                                            106,347                          88,505
  Deferred income taxes                                                                    4,181                           4,152
  Other current assets                                                                       994                             895
                                                                                        --------                        --------
    Total current assets                                                                 120,805                         106,614

Property and equipment, at depreciated cost                                               50,104                          48,379
Equipment under capital leases, less
 accumulated amortization                                                                  1,418                             320
Deferred income taxes                                                                      3,340                           3,921
Other noncurrent assets, net of accumulated
 amortization                                                                              2,318                           1,914
                                                                                        --------                        --------
                                                                                        $177,985                        $161,148
                                                                                        ========                        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $ 34,888                        $ 27,862
  Current portion of indebtedness                                                            173                           1,278
  Current portion of capital lease obligations                                               208                             363
  Accrued liabilities                                                                     13,435                           8,935
  Income taxes payable                                                                       734                           1,648
                                                                                        --------                        --------
    Total current liabilities                                                             49,438                          40,086

Capital lease obligations                                                                  1,425                             138
Other noncurrent liabilities                                                               1,516                           1,345
                                                                                        --------                        --------
    Total liabilities                                                                     52,379                          41,569
                                                                                        --------                        --------

Commitments and contingencies

Shareholders' equity:
   Common stock, Class A voting, no par value,
    9,448,299 shares issued and outstanding
    (9,328,822 shares at February 1, 1997)                                               64,878                           63,369
   Retained earnings                                                                     61,254                           56,364
   Deferred compensation on restricted
    stock incentive plan                                                                  (526)                            (154)
                                                                                         -------                         -------
      Total shareholders' equity                                                        125,606                          119,579
                                                                                        --------                        --------

                                                                                        $177,985                        $161,148

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                    (in thousands, except per share amounts)




                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                          November 1,  November 2,  November 1, November 2,
                                              1997       1996         1997         1996
                                           ---------   ---------   ---------    ---------

Net sales ..............................   $ 114,021   $  99,283   $ 336,885   $ 300,069
Cost of goods sold .....................      80,659      71,100     242,270     217,659
                                            ---------   ---------   ---------    ---------
  Gross profit .........................      33,362      28,183      94,615      82,410
Selling, general and administrative
 expenses ..............................      29,623      25,648      84,663      75,751
                                            --------   ---------   ---------    ---------
Other expenses .........................        --           429        --           429
  Operating income .....................       3,739       2,535       9,952       6,659
Interest (income) expense, net .........        (49)         104       (125)         315
                                           ---------   ---------   ---------    ---------
  Income before income taxes ...........       3,788       2,002      10,077       5,915
Provision for income taxes .............       1,420         741       3,778       2,188
                                           ---------   ---------   ---------    ---------
Net income .............................   $   2,368   $   1,261   $   6,299   $   3,727
                                           =========   =========   =========    =========


Net income per share ...................  $     .25   $     .14   $     .67    $     .40
                                           =========   =========   =========    =========


Weighted average number of common shares
 and common equivalent shares
 outstanding ...........................       9,569       9,322       9,456       9,331
                                             =========   =========   =========    =========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                                                    Thirty-Nine Weeks Ended
                                                                                November 1,           November 2,
                                                                                   1997                  1996
                                                                                -----------             ------

     Cash flows from operating activities:
  Net income                                                                    $ 6,299                 $  3,727
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                                                 5,081                    4,396
    Contribution to ESOP to reduce ESOP loan balance                                -                        143
    Amortization of deferred compensation on
     restricted stock incentive plan                                                135                    (106)
    Deferred income taxes                                                           553                      656
    (Increase) decrease in assets:
      Receivables                                                                (1,258)                   (382)
      Inventories                                                               (17,542)                (16,417)
      Other current assets                                                          (10)                   (360)
    Increase (decrease) in liabilities:
      Accounts payable                                                             7,025                   4,415
      Accrued liabilities                                                          4,500                   1,544
      Income taxes payable                                                         (914)                     978
      Other noncurrent liabilities                                                   170                     165
                                                                                --------                --------
       Net cash (used in) provided by
        operating activities                                                       3,949                 (1,241)
                                                                                --------                --------

Cash flows from investing activities:
  Additions to property and equipment                                            (6,129)                 (2,634)
  Additions to intangible assets                                                   (889)                   (429)
       Net cash (used in) provided by
        investing activities                                                     (7,018)                 (3,063)
                                                                                --------                --------

Cash flows from financing activities:
  Proceeds from borrowings                                                          -                      3,100
  Reduction of indebtedness and
   capital lease obligations                                                     (1,264)                 (1,491)
  Proceeds and tax effect from exercise of
   stock options                                                                     702                     -
  Cash dividends paid                                                            (1,407)                 (1,400)
                                                                                 --------               --------
       Net cash (used in) provided by
        financing activities                                                     (1,969)                     209
                                                                                --------                --------
Increase (decrease) in cash and cash equivalents                                 (5,038)                 (4,095)
Cash and cash equivalents:
  Beginning of period                                                              8,569                   5,496
                                                                                --------                --------
  End of period                                                                 $  3,531                $  1,401
                                                                                ========                ========

Supplemental disclosures of cash flow information:
  Interest paid (received)                                                      $  (123)                $    240
  Income taxes paid                                                             $  3,200                $    555


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

The results of operations for the thirteen week and thirty-nine week periods ended November 1, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See Exhibit 11.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings
(loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the thirteen and thirty-nine weeks ended November 1, 1997, and November 2, 1996, respectively the Company's proforma earnings per share would have been as follows:


                               Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                             November 1,       November 2,         November 1,      November 2,
                                1997             1996                1997               1996
                             -----------       -----------        -----------        -------

Basic earnings per share        .25                .14               .67               .40
Diluted earnings per share      .25                .14               .67               .40


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL


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

Fred's operates 261 discount general merchandise stores and Xpress units in ten states in the southeastern United States. One hundred and thirty-nine of the stores have full service pharmacies.

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


Thirteen Weeks Ended November 1, 1997 and November 2, 1996

Net sales increased from $99.3 million in 1996 to $114.0 million in 1997, an increase of $14.7 million or 14.8%. The increase was attributable to comparable store sales increases of 7.4% ($6.6 million) and sales by stores not yet included as comparable stores ($8.2 million). Wholesale sales to franchisees and independents decreased $.1 million or 0.7% in 1997.

Gross profit increased from 28.4% of sales in 1996 to 29.3% in 1997 primarily due to strong quarterly sales in several higher margin departments, along with an excellent sell through in seasonal and softline categories without the need for markdown levels experienced in prior years.

Selling, general and administrative expenses increased from $25.6 million in 1996 to $29.6 million in 1997. As a percentage of sales, these expenses increased from 25.8% to 26.0%. The improvement in comparable store sales for the quarter contributed to a higher leveraging of expenses, however, the benefit was offset by start-up costs associated with the 8% increase in our store base during the third quarter, the impact from the minimum wage increase in September, and non-recurring consulting fees associated with the development of a new warehouse management system.

Thirty-Nine Weeks Ended November 1, 1997 and November 2, 1996

Net sales increased from $300.0 million in 1996 to $336.9 million in 1997, an increase of $36.9 million or 12.3%. The increase was attributable to comparable store sales increases of 8.0% ($21.7 million) and sales by stores not yet included as comparable stores ($14.9 million). Wholesale sales to franchisees and independents increased $.3 million or 1.1% in 1997.

Gross profit increased from 27.5% of sales in 1996 to 28.1% in 1997 for the aforementioned reasons due to lower levels of markdowns experienced in prior years combined with a slightly higher initial purchase margin resulting from improved sourcing and higher volumes of opportunistic purchases.

Selling, general and administrative expenses increased from $75.8 million in 1996 to $84.7 million in 1997. As a percentage of sales, these expenses decreased from 25.2% to 25.1%. The improvement in comparable store sales for the first nine months of 1997 contributed to higher leveraging of expenses and, therefore, an improved expense ratio. This leveraging more than offset the adverse impact of the recent minimum wage increase and the higher- than-expected property, health, and workers compensation insurance costs compared with the first nine months of 1997. Selling, general and administrative expenses for the first nine months of 1997 also included an additional 50 store and pharmacy locations than in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $3,949,000 during the thirty-nine week period ended November 1, 1997. Cash was primarily used to increase inventories $17,542,000. These cash outlays were financed primarily from net income $6,299,000, higher levels of accrued liabilities of $4,500,000 and an increase in trade vendors by $7,025,000.

Cash flows used by investing activities totaled ($7,018,000) which was primarily used to fund upgrades to the distribution center management system and new store and pharmacy capital expenditures ($6,129,000).

Cash flows used by financing activities totaled ($1,969,000) which was used to pay cash dividends ($1,407,000) and reduce indebtedness ($1,264,000).

The Company has a $12,000,000 revolving credit commitment available from a bank. At November 1, 1997, no borrowings have been made under the revolving credit agreement.

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

                    Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                      Exhibits:

                         Exhibit 11 -       Computation of Net Income Per Share

                         Exhibit 2.1 -      Asset Purchase Agreement between CVS
                                            Revco D.S., Inc., Fred's Stores of
                                            Tennessee, Inc., CVS corporation and
                                            Fred's, Inc., dated as of October
                                            10, 1997 (incorporated herein by
                                            reference to Exhibit 2.1 to the
                                            Company's Current Report on Form 8-K
                                            dated December 1, 1997)*

                         Exhibit 2.2 -      Letter Agreement between CVS Revco
                                            D.S., Inc. Fred's Stores of
                                            Tennessee, Inc., CVS Corporation and
                                            Fred's, Inc. dated as of November 1,
                                            1997 (incorporated herein by
                                            reference to Exhibit 2.2 to the
                                            Company's Current Report on Form 8-K
                                            dated December 1, 1997)

                        Exhibit 27 -        Financial Data Schedule (Edgar
                                            Filing only)

                         Exhibit 99.1 -     Press Release dated October 14, 1997
                                            announcing the asset purchase
                                            (incorporated herein by reference to
                                            Exhibit 99.1 to the Company's
                                            Current Report on Form 8-K dated
                                            December 1, 1997)
                                     - 11 -

                         Exhibit 99.2 -     Press Release dated November 24,
                                            1997, announcing the completion of
                                            the asset purchase and the Fred's
                                            stock split and dividend
                                            (incorporated herein by reference to
                                            Exhibit 99.2 to the Company's
                                            Current Report on Form 8-K dated
                                            December 1, 1997)

                  *The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon its request.

                      Reports on Form 8-K:

                         Current Report on Form 8-K dated December 1, 1997 (filed December 2, 1997) reporting under Item 5, Other Events, information related to the Company's acquisition of 17 stores from CVS Revco, D.S., Inc., and announcement Board of Director approval of five-for-four stock split and declaration of a quarterly cash dividend of $.05 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FRED'S, INC.


                                                Michael J. Hayes
Date:  December 12, 1997                        Chief Executive Officer
------------------------



                                                Richard B. Witaszak
Date:  December 12, 1997                        Chief Financial Officer
------------------------