Form 10-Q/A
period 1997-11-01
FREDS INC
filed 1997-12-18
CIK 724571

FORM 10-Q/A


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
                                             =========   =========   =========    =========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                                                    Thirty-Nine Weeks Ended
                                                                                November 1,           November 2,
                                                                                   1997                  1996
                                                                                -----------             ------

     Cash flows from operating activities:
  Net income                                                                    $ 6,299                 $  3,727
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                                                 5,081                    4,396
    Contribution to ESOP to reduce ESOP loan balance                                -                        143
    Amortization of deferred compensation on
     restricted stock incentive plan                                                135                    (106)
    Deferred income taxes                                                           553                      656
    (Increase) decrease in assets:
      Receivables                                                                (1,258)                   (382)
      Inventories                                                               (17,542)                (16,417)
      Other current assets                                                         (100)                   (360)
    Increase (decrease) in liabilities:
      Accounts payable                                                             7,025                   4,415
      Accrued liabilities                                                          4,500                   1,544
      Income taxes payable                                                         (914)                     978
      Other noncurrent liabilities                                                   170                     165
                                                                                --------                --------
       Net cash (used in) provided by
        operating activities                                                       3,949                 (1,241)
                                                                                    --------                --------

Cash flows from investing activities:
  Additions to property and equipment                                            (6,129)                 (2,634)
  Additions to intangible assets                                                   (889)                   (429)
       Net cash (used in) provided by
        investing activities                                                     (7,018)                 (3,063)
                                                                                --------                --------

Cash flows from financing activities:
  Proceeds from borrowings                                                          -                      3,100
  Reduction of indebtedness and
   capital lease obligations                                                     (1,264)                 (1,491)
  Proceeds and tax effect from exercise of
   stock options                                                                     702                     -
  Cash dividends paid                                                            (1,407)                 (1,400)
                                                                                 --------               --------
       Net cash (used in) provided by
        financing activities                                                     (1,969)                     209
                                                                                --------                --------
Increase (decrease) in cash and cash equivalents                                 (5,038)                 (4,095)
Cash and cash equivalents:
  Beginning of period                                                              8,569                   5,496
                                                                                --------                --------
  End of period                                                                 $  3,531                $  1,401
                                                                                ========                ========

Supplemental disclosures of cash flow information:
  Interest paid (received)                                                      $  (123)                $    240
  Income taxes paid                                                             $  3,200                $    555


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

                                                FRED'S, INC.

                                                /s/ Richard B. Witaszak


                                                Richard B. Witaszak
Date:  December 18, 1997                        (Duly authorized representative)
------------------------