Form 10-K405
period 1998-01-31
FREDS INC
filed 1998-05-01
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 1998


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

                               Title of Each Class
                       Class A Common Stock, no par value

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of April 30, 1998, there were 11,891,432 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $25.00 per share on the NASDAQ Stock Market on April 30, 1998, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $297,285,800.

     As of April 30, 1998, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended January 31, 1998 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

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

                                     PART I

Item 1:  Business

General

         Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 261 discount general merchandise stores in ten states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). One hundred and forty-one of the Company's stores have full service pharmacies. The Company also markets goods and services to 31 franchised "Fred's" stores.

         Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 13,875 square feet and had average sales of $2,022,000 in fiscal 1997. No single store accounted for more than 1.3% of sales during fiscal 1997.

Business Strategy

         The Company's strategy is to meet the general merchandise and pharmacy needs of the small to medium sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:

         Wide variety of frequently purchased, basic merchandise. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, the inclusion of pharmacies in 141 of its stores, and Lawn and Garden centers in 123 of its stores.

         Discount prices. The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy and an Everyday Low Pricing program that focuses on strong values day in and day out, while minimizing the Company's reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by strong tabloid, television and radio advertising.

         Convenient shopper-friendly environment. Fred's stores are typically located in a convenient strip shopping center, which allows for easy access and shorter distances to the store entrance. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.


Expansion Strategy

         The Company expects that expansion will occur primarily within its present geographic area and will be focused in small to medium sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's added a net 48 stores in 1997, of which seventeen were acquired via an acquisition, and the remaining 31 represented new store openings. The Company anticipates opening up to a net of thirty stores in 1998. The Company's store prototype has from 14,000 to 17,000 square feet of space. Opening a new store currently costs between $325,000 and $450,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 26 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate.

Merchandising and Marketing

         The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates.

         Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in over fifty years of operation by the Company and its predecessors, enables the Company to compete effectively in its region.

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

Sales Mix

         Sales of merchandise through stores which include company-owned and franchised Fred's locations is the only significant industry segment of which the Company is a part.

         The Fred's store sales mix by major merchandise category during 1997 was as follows:

Household Goods...........................................................26.1%
Pharmaceuticals...........................................................22.8%
Health and Beauty Aids....................................................15.2%
Apparel and Linens........................................................14.1%
Paper and Cleaning Supplies...............................................10.9%
Food and Tobacco Products.................................................10.9%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 1997, the stores' average customer transaction size was approximately $11.78, and the number of customer transactions totaled approximately 35 million.

         Products sold under the "Fred's" private label program, including household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products, constituted approximately 5% of total sales in 1997. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

     In addition to the above, the Company engages in wholesale sales to its franchised "Fred's" stores and to certain other retailers. Wholesale sales during the last three years were $37,700,000 in 1997, $36,600,000 in 1996 and $40,300,000 in 1995, representing 7.7%, 8.7% and 9.8% of total revenue, respectively. Franchise and other fees totaling approximately $2 million have been earned by Fred's in each of these three years (recorded as a reduction to the Company's operating expenses). The Company has not expanded it's wholesale and franchise network over the past few years, nor has the Company any intention to do so in the immediate future.

Highly Competitive Pricing Strategy

     The implementation of an everyday low pricing strategy (EDLP) in December 1994 included price reductions for many key items, and has proven to be a successful element of the Company's sales strategy. In January 1998, the Company implemented additional price reductions on over 1,200 key items in appreciation of our customers' recognition of Fred's as a store that offers good values everyday.

Advertising and Promotions

     Advertising and promotion costs represented 1.5% of sales in 1997. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and a discount retail image.

     The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. The store managers, with corporate approval, are permitted to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area.

Store and Pharmacy Operations

     All Fred's stores and pharmacies are open six days a week (Monday through Saturday), and many stores are open seven days a week. Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy are also managed by a full-time pharmacist. The Company's fifteen district managers supervise the management and operation of Fred's stores and pharmacies.

     The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:


                                                                   1993       1994     1995   1996      1997
                                                                   ----       ----     ----   ----      ----


Stores open at beginning of period ...........................      156      170      184      206      213
Stores opened/acquired during period .........................       18       20       36       13       49
Stores closed during period ..................................       (4)      (6)      (4)      (6)      (1)
                                                                    ----     ----     ----     ----     ----
Stores open at end of period .................................      170      184      206      213      261
                                                                    ===      ===      ===      ===      ===

Number of stores with Pharmacies at end
 of period ...................................................       72       83       92      101      141
                                                                    ===      ===      ===      ===      ===

Square feet of selling space at end of
 period (in thousands) .......................................    2,311    2,625    2,797    2,828    3,362
                                                                  =====    =====    =====    =====    =====

Average square feet of selling space
  per store ..................................................   13,594   14,266   13,915   13,277   13,875
                                                                 ======   ======   =====    ======   ======

Franchise stores at end of period ............................       37       35       34       32       31
                                                                 ======   ======   ======   ======   ======




Inventory Control and Distribution

Inventory Control

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

Distribution

     The Company has an 800,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). The Company has recently purchased a new warehouse management computer system and will be modernizing and automating its distribution center during 1998 in order to increase the center's capacity and its workers' efficiency to accommodate the Company's store expansion plans for the next several years. Significant opportunities exist to reduce operating costs by upgrading the distribution center's technology and improving its processes. It is anticipated that realization of these changes will begin in late 1998. Approximately 77% of the merchandise received by Fred's stores in 1997 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by vendors. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

Seasonality

     The Company's business is seasonal to a certain extent. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

Employees

     At January 31, 1998, the Company had approximately 5,400 full-time and part-time employees, comprising 575 corporate employees and 4,825 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. The Company maintains very open and strong employee relations, as evidenced by the labor force's rejection, by a wide margin, of a 1996 unionization attempt at the Company's Memphis distribution center.

Item 2:  Properties

     As of January 31, 1998, the geographical distribution of the Company's 261 locations was as follows:

                  State                              Number of Stores
                  -----                              ----------------
                  Mississippi                                 82
                  Tennessee                                   56
                  Arkansas                                    44
                  Louisiana                                   20
                  Georgia                                     23
                  Alabama                                     26
                  Kentucky                                     4
                  North Carolina                               3
                  Missouri                                     2
                  Florida                                      1

     The Company owns the real estate and the buildings for 56 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 200 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. One hundred and ninety-one of the locations are in strip centers or adjoined with a downtown shopping district, with the remainder being free-standing.

     It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy the Company's expansion program in the near term. It is management's intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company will thus have maximum relocation flexibility in the future, since continued availability of existing buildings is anticipated in the Company's market areas.

     The Company owns its distribution center and corporate headquarters situated on a 60 acre site in Memphis, Tennessee. The site contains the distribution center with approximately 800,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology.

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


Item 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.



                                     PART II


Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The information required by this item is incorporated herein by reference to Page 28 of the Annual Report to Shareholders for the year ended January 31, 1998 (the "Annual Report to Shareholders").


Item 6:  Selected Financial Data

         The selected financial data for the five years ended January 31, 1998, which appears on page 8 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations appearing on pages 9 through 12 of the Annual Report to Shareholders is incorporated herein by reference.


Item 7A: Quantitative and Qualitative Disclosure About Market Risk

     Not Applicable.


Item 8:  Financial Statements and Supplementary Data

         The consolidated financial statements appearing on pages 13 through 26 of the Annual Report to Shareholders are incorporated herein by reference.


Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10:          Directors and Executive Officers of the Registrant

         The following information is furnished with respect to each of the directors and executive officers of the Registrant:

Name                       Age     Positions and Offices
----                       ---     ---------------------

Michael J. Hayes(1)        56      Director, Managing Director (2),
                                   Chief Executive Officer and President
David A. Gardner(1)        50      Director and Managing Director (2)
John R. Eisenman(1)        56      Director
Roger T. Knox(1)           60      Director
Edwin C. Boothe            40      Executive Vice President and
                                   Chief Operating Officer
John A. Casey              51      Executive Vice President -
                                   Store/Pharmacy Operations
Richard B. Witaszak        37      Executive Vice President and
                                   Chief Financial Officer
D. Keith Curtis            38      Senior Vice President - Merchandising
Brett W. Little            44      Senior Vice President - Merchandising
Charles S. Vail            55      Corporate Secretary, Vice President
                                   Legal Services and General Counsel

-------------------
(1) Four directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.
(2) According to the By-laws of the Company, the Managing Directors (Messrs. Hayes and Gardner) are the chief executive officers of the Company and have general supervisory responsibility for the business of the Company.


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

     David A. Gardner was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Gardner has been President of Gardner Capital Corporation, a real estate and venture capital investment firm since April 1980. Additionally, Mr. Gardner is a director of NumeriX, LLC and Joyce International, Inc.

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

     Edwin C. Boothe is Executive Vice President and Chief Operating Officer. Mr. Boothe joined the Company in 1975 and has served in various positions in Store Operations and Loss Prevention, and was elected to Chief Operating Officer in January 1998.

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

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Consolidated Financial Statements

         The following consolidated financial statements are incorporated herein by reference from pages 13 through 26 of the Annual Report to Shareholders for the year ended January 31, 1998.

                  Consolidated Statements of Income for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                  Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                  Consolidated Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

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

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

          2.1 Asset Purchase Agreement between CVS Revco D.S., Inc., Fred's Stores of Tennessee, Inc., CVS Corporation and Fred's, Inc., dated as of October 10, 1997 [incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1997].
          2.2 Letter Agreement between CVS Revco D.S., Inc. Fred's Stores of Tennessee, Inc., CVS Corporation and Fred's, Inc. dated as of November 1, 1997 [incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 1, 1997].
          3.1 Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the Form S-1 as filed with the Securities and Exchange Commission February 7, 1992 (SEC File No. 33-45637) (the "Form S-1")].
          3.2         By-laws, as amended [incorporated herein by reference to
                      Exhibit 3.2 to the Form S-1].
          4.1 Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Form S-1]
          9.1 Baddour, Inc. (Registrant changed its name to "Fred's, Inc." in 1991) Shareholders Agreement dated as of June 28, 1986 [incorporated herein by reference to Exhibit C, pages C-1 through C-42 to Baddour, Inc.'s Report on Form 8-K dated July 1, 1986]
         10.1         Lease  Agreement  dated  November  12,  1991 with the U.S.
                      Government  [incorporated  herein by  reference to Exhibit
                      10.6 to the Form S-1].
         10.2 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].
         10.3         401(k) Plan dated as of May 13, 1991 [incorporated  herein by reference to Exhibit 10.9 to the Form S-1].
         10.4         Employee  Stock  Ownership Plan (ESOP) dated as of January
                      1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].
         10.5* Incentive Stock Option Plan dated as of December 22, 1986 [incorporated herein by reference to Exhibit 10.11 to the Form S-1].
         10.6         Lease Agreement by and between Hogan Motor Leasing, Inc.
                      and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc.[incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].



         * Management Compensatory Plan

         10.7          Revolving Loan and Credit Agreement between Fred's,  Inc.
                       and Union Planters National Bank dated as of May 15, 1992
                       [incorporated herein by reference to the Company's report
                       on Form 10-Q for the quarter ended May 2, 1992].
         10.8          Note and  Security  Agreement  between  National  Bank of
                       Commerce  as  Trustee  for  the  ESOP  of  Fred's,  Inc.,
                       together with the Limited Guaranty of Fred's,  Inc. dated
                       as of May 29, 1992  [incorporated  herein by reference to
                       the  Company's  report on Form 10-Q for the quarter ended
                       August 1, 1992].
         10.9*         1993 Long Term  Incentive  Plan dated as of  January  21,
                       1993  [incorporated  herein by reference to the Company's
                       report on Form 10-Q for the quarter ended July 31, 1993].
         10.10         Negative Pledge and Loan Agreement  between Fred's,  Inc.
                       and  National  Bank of Commerce  dated as of February 17,
                       1994  [incorporated  herein by reference to the Company's
                       report on Form 10-K for the year ended January 29, 1994].
         10.11         Modification  Agreement  between  Fred's,  Inc. and Union
                       Planters National Bank dated as of May 31, 1995 (modifies
                       the  Revolving  Loan and  Credit  Agreement  included  as
                       Exhibit  10.7)  [incorporated  herein by reference to the
                       Company's  report on Form 10-Q for the quarter ended July
                       29, 1995].
         10.12         Second  Modification  Agreement between Fred's,  Inc. and
                       Union  Planters  National  Bank dated as of July 31, 1995
                       (modifies  the  Revolving   Loan  and  Credit   Agreement
                       included  as  Exhibit  10.7)   [incorporated   herein  by
                       reference  to the  Company's  report on Form 10-Q for the
                       quarter ended July 29, 1995].
         10.13         Seasonal  Overline  Revolving  Credit  Agreement  between
                       Fred's, Inc. and Union Planters National Bank dated as of
                       July 23, 1996  [incorporated  herein by  reference to the
                       Company's  report  on Form  10-Q  for the  quarter  ended
                       August 3, 1996].
         10.14         Addendum  to Leasing  Agreement  and form of  schedules 2
                       through  6 of  Schedule  A by  and  between  Hogan  Motor
                       Leasing,  Inc. and Fred's,  Inc.  dated December 19, 1996
                       (modifies the Lease  Agreement  included as Exhibit 10.6)
                       [incorporated herein by reference to the Company's report
                       on Form 10-K for the year ended February 1, 1997].
         10.15         Third  Modification  Agreement  between Fred's,  Inc. and
                       Union  Planters  National  Bank dated as of February  28,
                       1997  (modifies the Revolving  Loan and Credit  Agreement
                       included  as  Exhibit  10.7)   [incorporated   herein  by
                       reference  to the  Company's  report on Form 10-K for the
                       year ended February 1, 1997].
         11.1**        Computation of Net Income per Share
         13.1**        Annual report to shareholders  for the year ended January
                       31,   1998  (to  the   extent   incorporated   herein  by
                       reference).
         21.1**        Subsidiaries of Registrant
         23.1**        Consent of Price Waterhouse LLP.
         27. **        Financial Data Schedule (EGAR Filing Only)

         *             Management Compensatory Plan
         **            Filed herewith

(b)      Reports on Form 8-K

         Current  report on Form 8-K dated  December 1, 1997 (filed  December 2,
         1997) reporting under Item 5 of Form 8-K, Other Events, information related to the Company's acquisition of 17 stores from CVS Revco, D.S., Inc., and announcement of Board of Director approval of five-for-four stock split and declaration of a quarterly cash dividend of $.05 per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 1998.

                                            FRED'S, INC.

                            By: /s/ Michael J. Hayes
                                --------------------
                                Michael J. Hayes, Chief Executive Officer
                                and President


                           By: /s/ Richard B. Witaszak
                               -----------------------
                               Richard B. Witaszak, Executive Vice President
                               and Chief Financial Officer (Principal Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of April, 1998.

    Signature                                                          Title
    ---------                                                          -----

/s/ Michael J. Hayes
--------------------                          Director, Managing Director, Chief
Michael J. Hayes                              Executive Officer and President

/s/ David A. Gardner
--------------------                          Director and Managing Director
David A. Gardner

/s/ Roger T. Knox
-----------------                             Director
Roger T. Knox

/s/ John R. Eisenman
--------------------                          Director
John R. Eisenman