Form 10-Q
period 1998-05-02
FREDS INC
filed 1998-06-16
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 2, 1998.

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

The registrant had 11,909,006 shares of Class A voting, no par value common stock outstanding as of June 8, 1998.

                                  FRED'S, INC.

                                      INDEX
                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

   Consolidated Balance Sheets as of
     May 2, 1998 and January 31, 1998                                          3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 2, 1998
     and May 3, 1997                                                           4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 2, 1998
     and May 3, 1997                                                           5

    Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                      7 - 9

Part II - Other Information                                                   10
---------------------------

Signatures                                                                    11

Item 1.  Financial Statements (unaudited)

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                            May 2,   January 31,
                                                             1998        1998
                                                            ------   -----------
ASSETS
Current assets:
  Cash and cash equivalents ..........................     $    159     $  5,303
  Receivables, less allowance for doubtful
   accounts ..........................................        6,772        7,086
  Inventories ........................................      117,134      115,021
  Deferred income taxes ..............................        5,026        5,441
  Other current assets ...............................        1,085        1,005
                                                           --------     --------
    Total current assets .............................      130,176      133,856

Property and equipment, at depreciated cost ..........       56,288       53,099
Equipment under capital leases, less
 accumulated amortization ............................        1,287        1,352
Deferred income taxes ................................        3,038        3,284
Other noncurrent assets ..............................        3,925        3,816
                                                           --------     --------
                                                           $194,714     $195,407
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................     $ 42,696     $ 49,438
  Current portion of capital lease obligations .......          222          214
  Accrued liabilities ................................       12,939       11,817
  Income taxes payable ...............................        3,193        1,716
                                                           --------     --------
    Total current liabilities ........................       59,050       63,185

Capital lease obligations ............................        1,309        1,368
Other noncurrent liabilities .........................        1,553        1,495
                                                           --------     --------
    Total liabilities ................................       61,912       66,048
                                                           --------     --------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,899,514 shares issued and outstanding
    (11,866,789 shares at January 31, 1998) ..........       66,143       65,700
   Retained earnings .................................       67,311       64,147
   Deferred compensation on restricted
    stock incentive plan .............................         (652)       (488)
                                                            --------    --------
      Total shareholders' equity .....................      132,802      129,359
                                                            --------    --------
                                                           $194,714     $195,407
                                                           ========     ========
















           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)


                                                         Thirteen Weeks Ended
                                                        May 2,           May 3,
                                                         1998             1997
                                                      -----------     ----------

Net sales .....................................       $ 144,156       $ 112,668

Cost of goods sold ............................         103,989          81,594
                                                      ---------       ---------

  Gross profit ................................          40,167          31,074

Selling, general and administrative
 expenses .....................................          34,165          26,807
                                                      ---------       ---------

  Operating income ............................           6,002           4,267

Interest expense (income), net ................              46             (21)
                                                      ---------       ---------

  Income before income taxes ..................           5,956           4,288

Provision for income taxes ....................           2,204           1,608
                                                      ---------       ---------

Net income ....................................       $   3,752       $   2,680
                                                      =========       =========



Net income per share:

  Basic .......................................       $     .32       $     .23
                                                      =========       =========

  Diluted .....................................       $     .31       $     .23
                                                      =========       =========


Weighted average shares outstanding:

  Basic .......................................          11,778          11,634
                                                      =========       =========

  Diluted .....................................          12,104          11,662
                                                      =========       =========






           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                                 Thirteen Weeks Ended
                                                              May 2,              May 3,
                                                                1998                1997
                                                              ------              ------

Cash flows from operating activities:
  Net income                                                $  3,752              $  2,680
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                              2,318                 1,600
    Deferred income taxes                                        661                   482
    Amortization of deferred compensation on
     restricted stock incentive plan                              60                    60
    (Increase) decrease in assets:
      Receivables                                                314                  (512)
      Inventories                                             (2,113)               (4,409)
      Other current assets                                       (80)                 (491)
    Increase (decrease) in liabilities:
      Accounts payable                                        (6,742)                 (509)
      Accrued liabilities                                      1,122                 2,089
      Income taxes payable                                     1,477                   491
      Other noncurrent liabilities                                58                    57
                                                            --------              --------
       Net cash provided by operating activities                 827                 1,538
                                                            --------              --------

Cash flows from investing activities:
  Additions to property and equipment                         (5,178)               (1,385)
  Additions to intangible assets                                (373)                 (257)
                                                              -------                ------
       Net cash used in investing activities                  (5,551)               (1,642)
                                                              -------               -------

Cash flows from financing activities:
  Reduction of capital lease
   obligations                                                   (51)                 (458)
  Proceeds from exercise of options                              224                     -
  Cash dividends paid                                           (593)                 (466)
                                                                -----                 -----
       Net cash used in financing activities                    (420)                 (924)
                                                                -----                 -----
Increase (decrease) in cash and cash equivalents              (5,144)               (1,028)
  Beginning of period cash and cash equivalents                5,303                 8,569
                                                            --------              --------
  End of period cash and cash equivalents                   $    159              $  7,541
                                                            ========              ========

Supplemental disclosures of cash flow information
  Interest paid (earned)                                    $     61              $    (36)
                                                            ========              ========
  Income taxes paid                                         $    315              $     -
                                                            ========               =======






           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 1998 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May 2, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE


Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See Exhibit 11.

Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


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

Fred's operates 268 discount general merchandise stores and Xpress units in ten states in the southeastern United States. One hundred and fifty-two of the stores have full service pharmacies.

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

RESULTS OF OPERATIONS


Thirteen Weeks Ended May 2, 1998 and May 3, 1997
------------------------------------------------
Net sales  increased from $112.7 million in 1997 to $144.2 million in 1998, an increase of $31.5 million or 27.9%. The increase was attributable to comparable store sales increases of 6.9% ($7.1 million) and sales by stores not yet included as comparable stores ($24.3 million). Wholesale sales to franchisees and independents increased $.1 million in 1998.

Gross profit increased from 27.6% of sales in 1997 to 27.9% in 1998, primarily due to strong quarterly sales performances in our pharmacy and softlines categories. Another factor in the higher gross margin was an increase in the proportion of retail sales, which carry higher margins than wholesale sales.

Selling, general and administrative expenses increased from $26.8 million in 1997 to $34.2 million in 1998. As a percentage of sales, expenses decreased from 23.8% to 23.7%. The improvement in comparable store sales for the quarter contributed to a higher leveraging of expenses and, therefore, an improved expense ratio. Additional labor and supply costs associated with seven new store openings and the remodeling and upgrading of 29 other locations offset most of the first quarter expense ratio improvement.


LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flow provided by operating activities netted $827,000 during the thirteen week period ended May 2, 1998. Cash was primarily used to increase inventories $2,113,000 and to decrease trade vendors by $6,742,000. These cash outlays were financed primarily from net income $3,752,000 and higher levels of accrued liabilities of $1,122,000.

Cash used in investing activities totaled ($5,551,000), and was primarily used for progress payments related to automation and modernization of the Company's distribution center ($1,900,000), and for store and pharmacy upgrades, remodels and openings completed in the first quarter of 1998 ($3,278,000).

Cash used in financing activities totaled ($420,000) which was primarily used to pay cash dividends and reduce indebtedness.

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 revises the current requirements for reporting business segments by redefining such segments as the way management desegregates the business for purposes of making operating decisions and allocating internal resources. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and although management believes that SFAS No. 131 will not impact the Company's presentation, the Company has adopted SFAS No. 131 in fiscal 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. The statement is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company in fiscal 1998.

The Company has a $12,000,000 revolving credit commitment available from a bank. At May 2, 1998, no borrowings have been made under the revolving credit agreement, and the renewal term of the agreement has been extended to August 1, 1998.

On May 5, 1998, the Company finalized a $12,000,000 term loan agreement with a bank. The agreement provides the Company with up to $12,000,000 to finance the automation and modernization of the Company's distribution center and corporate facilities. The loan bears interest at 6.82% and requires interest only payments during the initial six-month draw period and then monthly payments sufficient to amortize the loan over 84 months. There were no borrowings outstanding under the agreement at May 2, 1998.

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

                    Not Applicable.

Item 5.           Other Information

           Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                      Exhibits:

                        Exhibit 10.16 - Term Loan Agreement between Fred's Inc.
                           and Union Planters National Bank dated as of May 5, 1998.

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

                                  FRED'S, INC.

                                  /s/ Michael J. Hayes
                                  -------------------------------------
                                   Michael J. Hayes
Date:  June 10, 1998               Chief Executive Officer
--------------------


                                  /s/ Richard B. Witaszak
                                  -------------------------------------
                                   Richard B. Witaszak
Date:  June 10, 1998               Chief Financial Officer
--------------------