Form 10-Q
period 1998-08-01
FREDS INC
filed 1998-09-14
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 1998.

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

The registrant had 11,916,540 shares of common stock outstanding as of September 11, 1998.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 1, 1998 and January 31, 1998                                       3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Twenty-Six Weeks Ended August 1, 1998
     and August 2, 1997                                                        4

    Consolidated Statements of Cash Flows
     for the Twenty-Six Weeks Ended August 1, 1998
     and August 2, 1997                                                        5

    Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                       7-10

Part II - Other Information                                                   11
---------------------------
Signatures                                                                    12

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                              August 1,   January 31,
                                                1998           1998
ASSETS
Current assets:
  Cash and cash equivalents ..................   $    339   $  5,303
  Receivables, less allowance for doubtful
   accounts ..................................      5,767      7,086
  Inventories ................................    117,804    115,021
  Deferred income taxes ......................      4,581      5,441
  Other current assets .......................      1,463      1,005
                                                 --------   --------
    Total current assets .....................    129,954    133,856

Property and equipment, at depreciated cost .. 62,174 53,099 Equipment under capital leases, less
 accumulated amortization ....................      1,221      1,352
Deferred income taxes ........................      2,769      3,284
Other noncurrent assets ......................      4,463      3,816
                                                 --------   --------
                                                 $200,581   $195,407
                                                 ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................   $ 38,767   $ 49,438
  Current portion of indebtedness ............      4,215
  Current portion of capital lease obligations        231        214
  Accrued liabilities ........................     12,906     11,817
  Income taxes payable .......................        440      1,716
                                                 --------   --------
    Total current liabilities ................     56,559     63,185

Indebtedness .................................      6,810
Capital lease obligations ....................      1,245      1,368
Other noncurrent liabilities .................      1,591      1,495
                                                 --------   --------
    Total liabilities ........................     66,205     66,048
                                                 --------   --------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,915,916 shares issued and outstanding
    (11,866,789 shares at January 31, 1998) ..     66,577     65,700
   Retained earnings .........................     68,491     64,147
   Deferred compensation on restricted
    stock incentive plan .....................       (692)      (488)
                                                  --------   --------
      Total shareholders' equity .............    134,376    129,359
                                                  --------   --------
                                                 $200,581   $195,407
                                                  ========   ========

See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                    (in thousands, except per share amounts)




                                   Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                      August 1,  August 2,   August 1, August 2,
                                        1998      1997         1998       1997
                                     ----------  ---------   --------   -------

Net sales .........................   $141,635   $110,196   $285,791   $222,864
Cost of goods sold ................    102,488     80,017    206,477    161,611
                                      --------   --------   --------   --------
  Gross profit ....................     39,147     30,179     79,314     61,253
Selling, general and administrative
 expenses .........................     36,154     28,233     70,319     55,040
                                      --------   --------   --------   --------
  Operating income ................      2,993      1,946      8,995      6,213
Interest (income) expense, net ....        170        (55)       216        (76)
                                      --------   --------   --------   --------
  Income before income taxes ......      2,823      2,001      8,779      6,289
Provision for income taxes ........      1,044        750      3,248      2,358
                                      --------   --------   --------   --------
Net income ........................   $  1,779   $  1,251   $  5,531   $  3,931
                                      ========   ========   ========   ========


Net income per share
  Basic ...........................   $    .15   $    .11   $    .47   $    .34
                                      ========   ========   ========   ========
  Diluted .........................   $    .15   $    .11   $    .46   $    .34
                                      ========   ========   ========   ========


Weighted average shares outstanding
  Basic ...........................     11,799     11,636     11,784     11,635
                                      ========   ========   ========   ========
  Diluted .........................     12,109     11,820     12,097     11,730
                                      ========   ========   ========   ========


See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                        Twenty-Six Weeks Ended
                                                     August 1,        August 2,
                                                      1998               1997
                                                   ----------         --------

Cash flows from operating activities:
  Net income                                        $  5,531           $  3,931
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                      4,096              3,250
    Amortization of deferred compensation on
     restricted stock incentive plan                     148                108
    Deferred income taxes                              1,375               (212)
    (Increase) decrease in assets:
      Receivables                                      1,319                101
      Inventories                                     (2,783)            (1,114)
      Other current assets                               (45)               119
    Increase (decrease) in liabilities:
      Accounts payable                               (10,671)            (5,114)
      Accrued liabilities                              1,089              3,236
      Income taxes payable                            (1,070)            (1,188)
      Other noncurrent liabilities                        96                114
                                                      --------          --------
       Net cash (used in) provided by
        operating activities                           (1,328)            3,231
                                                       --------         --------

Cash flows from investing activities:
  Additions to property and equipment                  (12,486)          (3,674)
  Additions to intangible assets                        (1,201)            (286)
       Net cash (used in) provided by
        investing activities                           (13,687)          (3,960)
                                                       --------         --------

Cash flows from financing activities:
  Proceeds from borrowings                              11,025               -
  Reduction of indebtedness and
   capital lease obligations                              (106)            (904)
  Proceeds and tax effect from exercise
   of stock options                                        320                -
  Cash dividends paid                                   (1,188)            (936)
                                                        --------         -------
       Net cash (used in) provided by
        financing activities                            10,051           (1,840)
                                                        --------       --------
Increase (decrease) in cash and cash equivalents         4,964           (2,569)
Cash and cash equivalents:
  Beginning of period                                    5,303            8,569
                                                        --------        --------
  End of period                                        $   339         $  6,000
                                                        ========       ========
Supplemental disclosures of cash flow information:
  Interest paid (received)                             $   203              (90)
  Income taxes paid                                    $ 2,933         $  2,985

See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 1998 incorporated in the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week and twenty-six week periods ended August 1, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL


The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Fred's operates 306 discount general merchandise stores, including 30 franchised Fred's stores, in ten states in the southeastern United States. One hundred and sixty of the stores have full service pharmacies.

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

Year 2000
In fiscal 1997, the Company completed its plan of action and assessment of the impact of the Year 2000 as it relates to its information systems (processing concerns created by the changes in the century and the traditional two-digit year fields embedded in most data processing systems commonly referred to as the "Year 2000" concern).

The Company operates its Merchandising and Inventory Replenishment/ Distribution Systems with software that is not Year 2000 compliant. However, the Company has started a rewrite of this software to be Year 2000 compliant. The Company has critically evaluated the time frame for completion of the rewrite and is 75% complete with plans for the modified system to be fully operational by the end of 1998. The Company's financial information systems are heavily dependent on date fields and are also in the process of being rewritten. The expected completion date for this system to be Year 2000 complaint is October 1999.

Costs of addressing Year 2000 issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

The Company depends heavily on its major vendors to meet the purchasing requirements dictated by the Company's business needs, and therefore, has explored the impact Year 2000 issues will have on their ability to source products for the Company and process purchase orders with the delivery requirements and terms involving the Year 2000. Each of these vendors has likewise taken measures to address the risks imposed by the Year 2000 and adequately prepare their own processing systems so that their businesses will not be interrupted as a result of this issue. Accordingly, the Company believes there will be no significant interruption of its ability to source its product needs from significant vendors. As an ongoing measure, the Company will continue to address this risk with each new significant vendor to ensure similar safeguards.

     Finally, the Company recognizes the potential impact the Year 2000 issue may have relative to its customers, creditors, and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and believes that any risks previously identified will be resolved before the end of fiscal 1999 and that, as of today, is not aware of any other risk of material adverse consequences.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 1, 1998 and August 2, 1997

Net sales increased from $110.2 million in 1997 to $141.6 million in 1998, an increase of $31.4 million or 28.5%. The increase was attributable to comparable store sales increases of 6.2% ($6.2 million) and sales by stores not yet included as comparable stores ($25.2 million). Franchise sales remained the same as last year due to the conversion of one franchise store to a company store.

Gross profit increased from 27.4% of sales in 1997 to 27.6% in 1998 primarily due to strong quarterly sales in certain higher-margin departments, combined with a decrease in lower-margin franchise sales as a percentage of total sales.

Selling, general and administrative expenses increased from $28.2 million in 1997 to $36.1 million in 1998. As a percentage of sales, these expenses decreased from 25.6% to 25.5%. The improvement in comparable store sales for the quarter contributed to a higher leveraging of expenses. Additional labor and supply cost associated with eight new store openings offset most of the second quarter expense ratio improvement.

Twenty-Six Weeks Ended August 1, 1998 and August 2, 1997

Net sales increased from $222.9 million in 1997 to $285.8 million in 1998, an increase of $62.9 million or 28.2%. The increase was attributable to comparable store sales increases of 6.5% ($13.2 million) and sales by stores not yet included as comparable stores ($49.6 million). Franchise sales increased $.1 million or .5% in 1998.

Gross profit increased from 27.5% of sales in 1997 to 27.8% in 1998 for the aforementioned reasons.

Selling, general and administrative expenses increased from $55.0 million in 1997 to $70.3 million in 1998. As a percentage of sales, these expenses decreased from 24.7% to 24.6%. The improvement in comparable store sales for the first half of 1998 contributed to higher leveraging of expenses and, therefore, an improved expense ratio. However, higher distribution expenses related to the modernization and automation of the Company's distribution, along with the decreased percentage of franchise sales which carry a lower expense percentage than retail sales mostly offset any expense benefit. Selling, general and administrative expenses for the first half of 1998 also included an additional 52 store and pharmacy locations than in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows used by operating activities totaled ($1,328,000) during the twenty-six week period ended August 1, 1998. Cash was primarily used to increase inventories $2,783,000, and reduce trade vendors by $10,671,000. These cash outlays were financed primarily from earnings before depreciation and amortization of $9,627,000 and higher levels of accrued liabilities.

     Cash flows used by investing activities totaled ($13,687,000), and was primarily used to fund $7,525,000 of progress payments on the modernization and automation of the Company's distribution center and the Company's store and pharmacy expansion program.

     Cash flows provided by financing activities totaled $10,051,000 and reflect $3,500,000 of borrowings under the Company's revolver for seasonal inventory needs, and $7,525,000 of borrowings under the Company's term loan agreement to fund progress payments on the modernization and automation of the Company's distribution center.

The Company has a $15,000,000 revolving credit commitment available from a bank through June 1, 2003. At August 1, 1998, $3,500,000 in borrowings have been made under the revolving credit agreement.

The Company has a $12,000,000 term loan Agreement with a bank. The Agreement provides the Company with up to $12,000,000 to finance the automation and modernization of the Company's distribution center and corporate facilities. The loan bears interest at 6.82% and requires interest only payments during the initial six-month draw period and then monthly payments sufficient to amortize the loan over 84 months. At August 1, 1998, $7,525,000 in borrowings have been drawn against the term loan agreement.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.


IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 revises the current requirements for reporting business segments by redefining such segments as the way management desegregates the business for purposes of making operating decisions and allocating internal resources. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and, although management believes that SFAS No. 131 will not impact the Company's presentation, the Company has adopted SFAS No.
131 in fiscal 1998.

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

                    Not Applicable.

Item 3.           Defaults Upon Senior Securities

                    Not Applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders

                    The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 17, 1998. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of Price Waterhouse LLP as independent public accountants for the fiscal year ending January 30, 1999.

                    The results of the voting were as follows:

                                                   Abstain/
                           For        Against      Withheld     Broker Non-Vote

Election of Directors:
  Michael J. Hayes ...   9,479,864                 230,165          2,181,403
  David A. Gardner ...   9,479,695                 230,334          2,181,403
  John R. Eisenman ...   9,534,121                 175,908          2,181,403
  Roger T. Knox ......   9,533,941                 176,088          2,181,403

Appointment of Price
  Waterhouse LLP .....   9,684,047         163      25,819          2,181,403

Item 5.           Other Information

           Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                      Exhibits:

                        Exhibit 10.17 - Fourth Modification Agreement between
                                        Fred's, Inc. and Union Planters National
                                        Bank dated  as of  September  1,1998.

                        Exhibit 11 -    Computation of Net Income Per Share

                        Exhibit 27 -    Financial Data Schedule (Edgar
                                        Filing only)

                      Reports on Form 8-K:

                         Not Applicable.
                                     - 11 -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRED'S, INC.


                                                     /s/Michael J. Hayes
                                                     --------------------
                                                     Michael J. Hayes
Date:  September 11, 1998                            Chief Executive Officer
-------------------------



                                                     /s/ Richard B. Witaszak
                                                     -----------------------
                                                     Richard B. Witaszak
Date:  September 11, 1998                            Chief Financial Officer
-------------------------