Form 10-Q/A
period 1998-08-01
FREDS INC
filed 1998-09-17
CIK 724571

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
                                      ========   ========   ========   ========


See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                        Twenty-Six Weeks Ended
                                                     August 1,        August 2,
                                                      1998               1997
                                                   ----------         --------

Cash flows from operating activities:
  Net income                                        $  5,531           $  3,931
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                      4,096              3,250
    Amortization of deferred compensation on
     restricted stock incentive plan                     148                108
    Deferred income taxes                              1,375               (212)
    (Increase) decrease in assets:
      Receivables                                      1,319                101
      Inventories                                     (2,783)            (1,114)
      Other current assets                              (458)               119
    Increase (decrease) in liabilities:
      Accounts payable                               (10,671)            (5,114)
      Accrued liabilities                              1,089              3,236
      Income taxes payable                            (1,070)            (1,188)
      Other noncurrent liabilities                        96                114
                                                      --------          --------
       Net cash (used in) provided by
        operating activities                           (1,328)            3,231
                                                       --------         --------

Cash flows from investing activities:
  Additions to property and equipment                  (12,486)          (3,674)
  Additions to intangible assets                        (1,201)            (286)
       Net cash (used in) provided by
        investing activities                           (13,687)          (3,960)
                                                       --------         --------

Cash flows from financing activities:
  Proceeds from borrowings                              11,025               -
  Reduction of indebtedness and
   capital lease obligations                              (106)            (904)
  Proceeds and tax effect from exercise
   of stock options                                        320                -
  Cash dividends paid                                   (1,188)            (936)
                                                        --------         -------
       Net cash (used in) provided by
        financing activities                            10,051           (1,840)
                                                        --------       --------
Increase (decrease) in cash and cash equivalents        (4,964)          (2,569)
Cash and cash equivalents:
  Beginning of period                                    5,303            8,569
                                                        --------        --------
  End of period                                        $   339         $  6,000
                                                        ========       ========
Supplemental disclosures of cash flow information:
  Interest paid (received)                             $   203              (90)
  Income taxes paid                                    $ 2,933         $  2,985

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

     The Company operates its Merchandising and Inventory Replenishment/ Distribution Systems with software that is not Year 2000 compliant. However, the Company has started a rewrite of this software to be Year 2000 compliant, and is 75% complete with the process. The Company's financial information systems are heavily dependent on date fields and are also in the process of being rewritten. The expected completion date for this system to be Year 2000 complaint is October 1999.

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