Form 10-Q
period 1998-10-31
FREDS INC
filed 1998-12-15
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 1998.

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

The registrant had 11,946,316 shares of common stock outstanding as of December 4, 1998.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     October 31, 1998 and January 31, 1998 ....................................3

    Consolidated Statements of Operations for the Thirteen Weeks Ended and the
     Thirty-Nine Weeks Ended October 31, 1998 and November 1, 1997 ........... 4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended October 31, 1998
     and November 1, 1997 .....................................................5

    Notes to Consolidated Financial Statements ................................6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations ....................................7 - 10

Part II - Other Information ..................................................11
---------------------------

Signatures ...................................................................12

Item 1.  Financial Statements

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                         October 31, January 31,
                                                            1998         1998
                                                         ----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                $    499     $  5,303
  Receivables, less allowance for doubtful
   accounts                                                   8,366        7,086
  Inventories                                               137,133      115,021
  Deferred income taxes                                       4,138        5,441
  Other current assets                                        2,249        1,005
                                                           --------     --------
    Total current assets                                    152,385      133,856

Property and equipment, at depreciated cost                  66,886       53,099
Equipment under capital leases, less
 accumulated amortization                                     1,156        1,352
Deferred income taxes                                         2,758        3,284
Other noncurrent assets                                       4,601        3,816
                                                           --------     --------
Total assets                                               $227,786     $195,407
                                                           ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 49,086    $ 49,438
  Current portion of indebtedness                            14,725         --
  Current portion of capital lease obligations                  241         214
  Accrued liabilities                                        12,013      11,817
  Income taxes payable                                        1,162       1,716
                                                           --------     --------
    Total current liabilities                                77,227      63,185

Indebtedness                                                 11,000         --
Capital lease obligations                                     1,181       1,368
Other noncurrent liabilities                                  1,631       1,495
                                                           --------     --------
    Total liabilities                                        91,039      66,048
                                                           --------     --------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,946,191 shares issued and outstanding
    (11,866,789 shares at January 31, 1998)                  66,945      65,700
   Retained earnings                                         70,442      64,147
   Deferred compensation on restricted
    stock incentive plan                                       (640)       (488)
                                                            ---------   --------

      Total shareholders' equity                            136,747     129,359
                                                            ---------   --------
                                                           $227,786    $195,407
                                                           ========     ========



See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                    (in thousands, except per share amounts)




                                               Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                             October 31,   November 1,     October 31,    November 1,
                                                1998          1997            1998           1997
                                             -----------   -----------     -----------     ---------

Net sales                                     $ 142,339      $ 114,021      $ 428,130      $ 336,885
Cost of goods sold                              100,955         80,659        307,432        242,270
                                              ---------      ---------      ---------      ---------
Gross profit                                     41,384         33,362        120,698         94,615
Selling, general and administrative
 expenses                                        36,936         29,623        107,255         84,663
                                              ---------      ---------      ---------      ---------
Operating income                                  4,448          3,739         13,443          9,952
Interest (income) expense, net                      404            (49)           620           (125)
                                              ---------      ---------      ---------      ---------
Income before income taxes                        4,044          3,788         12,823         10,077
Provision for income taxes                        1,496          1,420          4,744          3,778
                                              ---------      ---------      ---------      ---------
Net income                                    $   2,548      $   2,368      $   8,079      $   6,299
                                              =========      =========      =========      =========


Net income per share:
  Basic                                       $     .22      $     .20      $     .68      $     .54
                                              =========      =========      =========      =========
  Diluted                                     $     .21      $     .20      $     .67      $     .53
                                              =========      =========      =========      =========

Weighted average number of common shares
 and common equivalent shares
 outstanding
  Basic                                          11,808         11,677         11,795         11,649
                                              =========      =========      =========      =========
  Diluted                                        12,044         11,961         12,087         11,820
                                              =========      =========      =========      =========





See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)
                                                        Thirty-Nine Weeks Ended
                                                       October 31,   November 1,
                                                          1998          1997
                                                       -----------    ----------

Cash flows from operating activities:
  Net income                                            $  8,079       $  6,299
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                          6,291          5,081
    Amortization of deferred compensation on
     restricted stock incentive plan                         173            135
    Deferred income taxes                                  1,829            553
    (Increase) decrease in assets:
      Receivables                                         (1,280)        (1,258)
      Inventories                                        (22,112)       (17,542)
      Other current assets                                (1,244)          (100)
    Increase (decrease) in liabilities:
      Accounts payable                                      (352)         7,025
      Accrued liabilities                                    585          4,500
      Income taxes payable                                  (348)          (914)
      Other noncurrent liabilities                           136            170
                                                        --------       --------
       Net cash (used in) provided by
        operating activities                              (8,243)          3,949
                                                        --------       --------

Cash flows from investing activities:
  Additions to property and equipment                    (19,003)        (6,129)
  Additions to intangible assets                          (1,664)          (889)
                                                        ---------       -------
       Net cash (used in) provided by
        investing activities                             (20,667)        (7,018)
                                                        ----------      -------
Cash flows from financing activities:
  Proceeds from borrowings                                25,725           --
  Reduction of indebtedness and
   capital lease obligations                                (160)        (1,264)
  Proceeds from exercise of
   stock options                                             325            702
  Cash dividends paid                                     (1,784)        (1,407)
                                                         --------       -------
       Net cash (used in) provided by
        financing activities                              24,106         (1,969)
                                                         --------       -------
Increase (decrease) in cash and cash equivalents          (4,804)        (5,038)
Cash and cash equivalents:
  Beginning of period                                      5,303          8,569
                                                        --------       --------
  End of period                                         $    499       $  3,531
                                                        ========       ========

Supplemental disclosures of cash flow information:
  Interest paid (received)                              $    581       $   (123)
  Income taxes paid                                     $  2,879       $  3,200


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

The results of operations for the thirteen week and thirty-nine week periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2:  NET INCOME PER SHARE


Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See Exhibit 11.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL


     The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, the ability to efficiently distribute goods to our stores, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Fred's operates 311 discount general merchandise stores including 30 franchise Fred's stores in ten states in the southeastern United States. One hundred and seventy-one of the stores have full service pharmacies.

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

The Company operates its Merchandising and Inventory Replenishment/ Distribution Systems with software that is not Year 2000 compliant. However, the Company is rewriting this software to be Year 2000 compliant, and is approximately 90% complete with the process. The Company's financial information systems are heavily dependent on date fields and are also in the process of being rewritten. The expected completion date for this system to be Year 2000 compliant is October 1999.

Costs of addressing Year 2000 issues are anticipated to total less than $1 million and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

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



RESULTS OF OPERATIONS


Thirteen Weeks Ended October 31, 1998 and November 1, 1997

Net sales increased from $114.0 million in 1997 to $142.3 million in 1998, an increase of $28.3 million or 24.8%. The increase was attributable to comparable store sales increases of 6.8% ($6.8 million) and sales by stores not yet included as comparable stores ($22.0 million). Sales to franchisees decreased $.5 million or 0.4% in 1998.

Gross profit decreased from 29.3% of sales in 1997 to 29.1% in 1998 primarily due to lower initial purchase margins associated with the timing of import receipts and a weakness in several higher-margin sales categories due to the unseasonably warm weather experienced during October.

Selling, general and administrative expenses increased from $29.6 million in 1997 to $36.9 million in 1998. As a percentage of sales, these expenses were flat at 26% for both third quarter periods. The expense leverage gains from a 6.8% comparable store sales increase were offset by higher labor cost connected with the modernization and automation of the Company's Distribution Center, labor inefficiencies caused by delayed receipt of import shipments and record receipts and shipment volumes being processed through the Distribution Center.

Thirty-Nine Weeks Ended October 31, 1998 and November 1, 1997

Net sales increased from $336.9 million in 1997 to $428.1 million in 1998, an increase of $91.2 million or 27.1%. The increase was attributable to comparable store sales increases of 6.6% ($20.0 million) and sales by stores not yet included as comparable stores ($71.6 million). Sales to franchisees decreased $.4 million or 0.1% in 1998.

Gross profit increased from 28.1% of sales in 1997 to 28.2% in 1998 primarily due to strong year-to-date sales in certain higher margin departments, combined with a decrease in lower margin franchise sales as a percentage of total sales.

Selling, general and administrative expenses increased from $84.7 million in 1997 to $107.3 million in 1998. As a percentage of sales, these expenses were flat at 25.1% for both thirty-nine week periods. The improvement in comparable store sales for the first nine months of 1998 contributed to higher leveraging of expenses. However, higher labor costs associated with the modernization and automation of the Company's Distribution Center, along with a decreased percentage of franchise sales which carry a lower expense percentage than retail sales offset any expense benefit. Selling, general and administrative expenses for the first nine months of 1998 also included an additional 40 store and pharmacy locations than in the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows used by operating activities totaled ($8,243,000) during the thirty-nine week period ended October 31, 1998. Cash generated from operations of $13,869,000 was used to partially fund capital expansion programs and seasonal inventory build of $22,112,000.

Cash flows used by investing activities totaled ($20,667,000) and was primarily used to fund $12,000,000 of payments on the modernization and automation of the Company's Distribution Center and the balance on the Company's Store and Pharmacy Expansion program and normal capital expenditure requirements.

Cash flows provided by financing activities totaled $24,106,000 and include $13,725,000 of borrowings under the Company's revolver for seasonal inventory needs, and $12,000,000 of borrowings under the Company's term loan agreement to primarily fund payments on the modernization and automation of the Company's distribution center and corporate facilities.

The Company has a $15,000,000 revolving credit commitment available from a bank through June 1, 2003. At October 31, 1998, $13,725,000 in borrowings have been made under the revolving credit agreement.

The Company has a $12,000,000 term loan Agreement with a bank that was primarily used to finance the automation and modernization of the Company's distribution center and corporate facilities. The loan bears interest at 6.82% and requires monthly payments sufficient to amortize the loan over 84 months.

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

                    Not Applicable.

Item 5.           Other Information

                    Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                    Exhibits:

                    Exhibit 10.18 -     Preferred Share Purchase Plan

                    Exhibit 11 -       Computation of Net Income Per Share

                    Exhibit 27 -        Financial Data Schedule (Edgar
                                            Filing only)

                    Reports on Form 8-K:

                      Form 8-K filed October 21, 1998 - Preferred Share Purchase
                       Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FRED'S, INC.

                                            /s/Michael J. Hayes
                                            --------------------
                                            Michael J. Hayes
Date:  December 11, 1998                    Chief Executive Officer
------------------------




                                            /s/Richard B. Witaszak
                                            ----------------------
                                            Richard B. Witaszak
Date:  December 11, 1998                    Chief Financial Officer
------------------------

                                                                      EXHIBIT 11

                                  FRED'S, INC.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)
                    (in thousands, except per share amounts)



                                                Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                               October 31,  November 1,  October 31, November 1,
                                                 1998          1997        1998          1997
                                               --------      --------    --------      -------



Basic net income per share

Net income                                      $ 2,548      $ 2,368      $ 8,079      $ 6,299
                                                =======      =======      =======      =======


  Weighted average number of common shares
   outstanding during the period                 11,808       11,677       11,795       11,649
                                                =======      =======      =======      =======


  Net income per share                          $   .22      $   .20      $   .68      $   .54
                                                =======      =======      =======      =======


Diluted net income per share

  Net income                                    $ 2,548      $ 2,368      $ 8,079      $ 6,299
                                                =======      =======      =======      =======


  Weighted average number of common shares
   outstanding during the period                 11,808       11,677       11,795       11,649

  Additional shares attributable to common
   stock equivalents                                236          284          292          171
                                                -------      -------      -------      -------

                                                 12,044       11,961       12,087       11,820
                                                =======      =======      =======      =======


  Net income per share                          $   .21      $   .20      $   .67      $   .53
                                                =======      =======      =======      =======