Form 10-K
period 1999-01-30
FREDS INC
filed 1999-04-30
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 30, 1999


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

     As of April 28, 1999, there were 11,958,703 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $11.625 per share on the NASDAQ Stock Market on April 28, 1999, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $139,019,922.

     As of April 28, 1999, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended January 30, 1999 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

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

Cautionary Statement Regarding Forward-looking Information

     Statements, other than those based on historical facts, including the discussion of management's expectations for Year 2000 compliance, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                                     PART I

Item 1:           Business

General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 283 discount general merchandise stores in ten states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). One hundred and eighty of the Company's stores have full service pharmacies. The Company also markets goods and services to 29 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 13,925 square feet and had average sales of $2,036,000 in fiscal 1998. No single store accounted for more than 1.0% of sales during fiscal 1998.

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

     Wide variety of frequently purchased, basic merchandise - Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, the inclusion of pharmacies in 180 of its stores, and Lawn and Garden centers in 122 of its stores.

     Discount prices - The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy and an Everyday Low Pricing program that focuses on strong values day in and day out, while minimizing the Company's reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by tabloid, television and radio advertising.

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 28% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance, and will be the primary site growth in the future. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.


Expansion Strategy

     The Company expects that expansion will occur primarily within its present geographic area and will be focused in small to medium sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's added a net 22 stores in 1998, and anticipates opening up to a net of twenty new stores in 1999. The Company's store prototype has from 14,000 to 17,000 square feet of space. Opening a new store currently costs between
$350,000 and $500,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 28 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate. During 1998, the Company converted three Xpress locations to full size Fred's locations and anticipates converting up to six more Xpress locations during 1999.

     A significant growth area for the Company has been its pharmacy business. In 1998, the Company added a net 39 new pharmacies. During 1999, the Company anticipates adding at least 20 additional pharmacies. Approximately 64% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for adding new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:



                                                                     1994       1995       1996       1997       1998
                                                                    ------     ------     ------     ------     -----
Stores open at beginning of period                                   170        184        206        213        261
Stores opened/acquired during period                                  20         36         13         49         29
Stores closed during period                                           (6)        (4)        (6)        (1)        (7)
                                                                    -------    -------    -------    -------    -------
Stores open at end of period                                         184        206        213        261        283
                                                                   =========   ========  =========  =========  =========

Number of stores with Pharmacies at end
 of period                                                            83         92        101        141        180
                                                                  =========   ========  =========  =========  =========
Square feet of selling space at end of
 period (in thousands)                                             2,625      2,797      2,828      3,362      3,680
                                                                  =========   ========  =========  =========  =========

Average square feet of selling space
  per store                                                       14,266     13,915     13,277     13,875     13,925
                                                                  =========   ========  =========  =========  =========

Franchise stores at end of period                                     35         34         32         31         29
                                                                  =========   ========  =========  =========  =========


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

Purchasing

     The Company's primary non-prescription drug buying activities are directed from the corporate office by two Senior Vice Presidents-Merchandising who are supported by a staff of 19 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

     Substantially  all  of  the  Company's  prescription  drugs  are  purchased individually by its pharmacies and shipped direct from Fred's primary pharmaceutical wholesaler, McKesson Drug Company. This purchasing strategy allows the Company to minimize its inventory investment and eliminate the distribution center investment necessary to warehouse and handle these products. During 1998, approximately 29% of the Company's total purchases were made from this one vendor. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with McKesson as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

Sales Mix

     Sales of merchandise through stores which include company-owned and franchised Fred's locations is the only significant industry segment of which the Company is a part.

         The Company's sales mix by major category during 1998 was as follows:

Pharmaceuticals............................................................26.7%
Household Goods............................................................23.0%
Apparel and Linens.........................................................13.6%
Health and Beauty Aids.....................................................13.0%
Food and Tobacco Products...................................................8.9%
Paper and Cleaning Supplies.................................................8.8%
Franchise Sales.............................................................6.0%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 1998, the average customer transaction size was approximately $13.45, and the number of customer transactions totaled approximately 42 million.

     Products sold under the "Fred's" private label program, including household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products, constituted approximately 5% of total sales in 1998. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

     As mentioned above, the Company sells merchandise to its 29 franchised "Fred's" stores. These sales during the last three years totaled $35,766,000 in 1998, $37,700,000 in 1997 and $36,600,000 in 1996 representing 6.0%, 7.7% and
8.7% of total revenue, respectively. Franchise and other fees totaling approximately $2 million have been earned by Fred's in each of these three years (recorded as a reduction to the Company's operating expenses). The Company does not intend on expanding its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

Highly Competitive Pricing Strategy

     The implementation of an everyday low pricing strategy (EDLP) in December 1994 included price reductions for many key items, and has proven to be a successful element of the Company's sales strategy. The Company continues to implement additional price reductions on key items in appreciation of our customers recognition of Fred's as a store that offers good values everyday.

Advertising and Promotions

     Advertising and promotion costs represented 1.6% of net sales in 1998. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and a discount retail image.

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

     Fred's operates 180 in-store pharmacies which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

Distribution

     The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). During 1998, the Company completed a $12 million project to modernize and automate its distribution center. This project, including implementation of a new warehouse management computer system, has increased the center's capacity sufficiently to accommodate the Company's store expansion plans for the next several years. Approximately 67% of the merchandise received by Fred's stores in 1998 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

Seasonality

     The Company's business is seasonal to a certain extent. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

Employees

     At January 30, 1999, the Company had approximately 6,830 full-time and part-time employees, comprising 680 corporate and distribution center employees and 6,150 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. Management believes it has good relationships with its employees.

Item 2:           Properties

     As of January 30, 1999, the geographical distribution of the Company's 283 locations was as follows:

                  State                                       Number of Stores
                  -----                                       ----------------
                  Mississippi                                 85
                  Tennessee                                   61
                  Arkansas                                    50
                  Alabama                                     29
                  Louisiana                                   25
                  Georgia                                     23
                  Kentucky                                    3
                  North Carolina                              3
                  Missouri                                    3
                  Florida                                     1

     The Company owns the real estate and the buildings for 57 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 221 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Two hundred and four of the locations are in strip centers or adjoined with a downtown shopping district, with the remainder being free-standing.

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

     The Company owns its distribution center and corporate headquarters situated on a 60 acre site in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology.

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


Item 4:           Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1999.

                                     PART II


Item 5:           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

     The information required by this item is incorporated herein by reference to Page 29 of the Annual Report to Shareholders for the year ended January 30, 1999 (the "Annual Report to Shareholders").

Item 6:           Selected Financial Data

     The selected financial data for the five years ended January 30, 1999, which appears on page 8 of the Annual Report to Shareholders is incorporated herein by reference.


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


Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10:          Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

Name                       Age      Positions and Offices
Michael J. Hayes(1)        57       Director, Managing Director (2),
                                    Chief Executive Officer and President
David A. Gardner(1)        51       Director and Managing Director (2)
John R. Eisenman(1)        57       Director
Roger T. Knox(1)           61       Director
Edwin C. Boothe            41       Executive Vice President and
                                    Chief Operating Officer
John A. Casey              52       Executive Vice President -
                                    Store/Pharmacy Operations
Richard B. Witaszak        38       Executive Vice President and
                                    Chief Financial Officer
D. Keith Curtis            39       Senior Vice President - Merchandising
Brett W. Little            45       Senior Vice President - Merchandising
Charles S. Vail            56       Corporate Secretary, Vice President -
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

                                     PART IV

Item 14:          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a)(1)            Consolidated Financial Statements

                  The following consolidated financial statements are incorporated herein by reference from pages 13 through 26 of the Annual Report to Shareholders for the year ended January 30, 1999.

                           Report of Independent Accountants.

                           Consolidated Statements of Income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.

                           Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

                           Consolidated Statements of Changes in
                           Shareholders' Equity for the years ended
                           January 30, 1999, January 31, 1998 and February 1, 1997.

                           Consolidated Statements of Cash Flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.

                           Notes to Consolidated Financial
                           Statements.



(a)(2)            Financial Statement Schedules

                  Report of Independant Accountants on Financial Statement Schedules for each of the three years in the period ended January 30,1999

                  II Valuation and qualifying accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

                   2.1 Asset Purchase Agreement between CVS Revco D.S., Inc., Fred's Stores of Tennessee, Inc., CVS Corporation and Fred's, Inc., dated as of October 10, 1997 [incorporated herein by reference to
                             Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1997].
                   2.2 Letter Agreement between CVS Revco D.S., Inc., Fred's Stores of Tennessee, Inc., CVS Corporation and Fred's, Inc. dated as of November 1, 1997 [incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 1, 1997].
                   3.1 Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the Form S-1 as filed with the Securities and Exchange Commission February 7, 1992 (SEC File No. 33-45637) (the "Form S-1")].
                   3.2       By-laws,   as  amended   [incorporated   herein  by
                             reference to Exhibit 3.2 to the Form S-1].
                   4.1       Specimen  Common  Stock  Certificate  [incorporated
                             herein by reference to Exhibit 4.2 to PreEffective Amendment No. 3 to the Form S-1]
                   9.1 Baddour, Inc. (Registrant changed its name to "Fred's, Inc." in 1991) Shareholders Agreement dated as of June 28, 1986 [incorporated herein by reference to Exhibit C, pages C-1 through C-42 to Baddour, Inc.'s Report on Form 8-K dated July 1, 1986]
                  10.1 Lease Agreement dated November 12, 1991 with the U.S. Government [incorporated herein by reference to Exhibit 10.6 to the Form S-1].
                  10.2 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].
                  10.3 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].
                  10.4 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].
                 *10.5       Incentive  Stock  Option  Plan dated as of December
                             22,  1986  [incorporated  herein  by  reference  to
                             Exhibit 10.11 to the Form S-1].
                  10.6       Lease Agreement by and between Hogan Motor
                             Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].
* Management Compensatory Plan

                  10.7 Revolving Loan and Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 15, 1992 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended May 2, 1992].
                  10.8 Note and Security Agreement between National Bank of Commerce as Trustee for the ESOP of Fred's, Inc., together with the Limited Guaranty of
                             Fred's, Inc. dated as of May 29, 1992
                             [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended August
                             1, 1992].
                 *10.9 1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].
                  10.10 Negative Pledge and Loan Agreement between Fred's, Inc. and National Bank of Commerce dated as of February 17, 1994 [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 1994].
                  10.11 Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].
                  10.12 Second Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].
                  10.13 Seasonal Overline Revolving Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 23, 1996 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended August 3, 1996].
                  10.14 Addendum to Leasing Agreement and form of schedules 2 through 6 of Schedule A by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated December 19, 1996 (modifies the Lease Agreement included as
                             Exhibit 10.6) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].
                  10.15 Third Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of February 28, 1997 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].


         * Management Compensatory Plan

                  10.16 Term Loan Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 5, 1998 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 2, 1998].
                  10.17 Fourth Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of September 1998. [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 1, 1998].

                  10.18      Preferred Share Purchase Plan [Incorporated  herein
                             by reference to the  Company's  Report on Form 10-Q
                             for the quarter ended October 31, 1998].
                 **13.1      Annual  report  to  shareholders  for the year
                             ended January 30, 1999 (to the extent
                             incorporated herein by reference).
                 **18.1      Letter regarding change in accounting principle.
                 **21.1      Subsidiaries of Registrant
                 **23.1      Consent of PricewaterhouseCoopers LLP
                 **27.       Financial Data Schedule

(b)      Reports on Form 8-K

         None


      **       Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 1999.

                                            FRED'S, INC.

                                          By:/s/ Michael J. Hayes
                                             -------------------------------
                                             Michael J. Hayes, Chief Executive
                                             Officer and President


                                          By: /s/ Richard B. Witaszak
                                             -------------------------------
                                             Richard B. Witaszak, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Accounting and
                                             Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of April, 1999.

    Signature                                  Title                  Date

/s/ Michael J. Hayes
--------------------               Director, Managing Director,       --------
Michael J. Hayes                   Chief Executive Officer, and
                                   President


/s/ David A. Gardner
--------------------               Director and Managing Director     --------
David A. Gardner


/s/ Roger T. Knox
-----------------                  Director                           --------
Roger T. Knox


/s/ John R. Eisenman
--------------------               Director                          ---------
John R. Eisenman

Annual Report to Shareholders                                       Exhibit 13.1
-----------------------------

     Stock Market Information

     Selected Financial Data

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Statements and Supplementary Data

Stock Market Information

The Company's common stock trades on the Nasdaq Stock Market under the symbol FRED (CUSIP No. 356108-10-0). At April 30, 1999, the Company had an estimated 5,000 shareholders, including beneficial owners holding shares in nominee or "street" name.

The table below sets forth the high and low stock prices, together with cash dividends paid per share, for each fiscal quarter in the past two fiscal years (all information reflects the effect of a five-for-four stock split distributed in December 1997):

                                                          Dividends
                    High                Low               Per Share
                   -----               ----               ---------
1997
First              $8 1/8             $7                    $.04
Second             $14                $7 2/3                $.04
Third              $19 1/3            $13 2/3               $.04
Fourth             $23 1/2            $16                   $.05

1998
First              $26 7/8            $19                   $.05
Second             $26 1/2            20 3/4                $.05
Third              $22 3/8            10 1/2                $.05
Fourth             $18                $12 9/16              $.05

Selected Financial Data
(dollars in thousands, except per share amounts)



                                                             1998(1)          1997           1996            1995(2)         1994
Statement of Income Data:
Net sales                                                  $600,902        $492,236        $418,297        $410,086        $380,702

Operating income                                             14,711          15,511          6,779(3)         4,771          13,563
Income before income taxes                                   13,605          15,660           6,508           4,337          13,103
Provision for income taxes                                    4,775           5,873             702           1,604           4,730
Net income                                                    8,830           9,787           5,806           2,733           8,373
Net income per share:
   Basic                                                        .75             .84             .50             .23             .72
   Diluted                                                      .73             .83             .50             .23             .72
Selected Operating Data:
Operating income as a percentage of sales                       2.4%            3.2%          1.6%(3)           1.2%            3.6%
Increase in comparable store sales (4)                          5.6%            8.3%            2.2%            1.3%            3.6%
Stores open at end of period                                    283             261             213             206             184
Balance Sheet Data (at period end):
Total assets                                               $220,757        $195,407        $161,148        $158,023        $151,585
Short-term debt (including capital leases)                   11,914             214           1,641           1,961           2,037
Long-term debt (including capital leases)                    11,821           1,368             138           1,779           3,740
Shareholders' equity                                        136,983         129,359         119,579         115,570         114,457



(1) Results for 1998 include the effect of the 1998 adoption of LIFO for pharmacy inventories.

(2)  Results of 1995 include 53 weeks.

(3)  After  $3,289  of  restructuring  and  other  charges.

(4) A store is first included in the comparable store sales calculation after the end of the twelfth month following the store's grand opening month.

Management's Discussion and Analysis


Results of Operations

The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of net sales.



                                    1998              1997            1996
                                   ------            ------           -----
Net Sales                          100.0%            100.0%           100.0%
Cost of goods sold                  72.6              72.5              73.2
                                   -----             -----             -----
Gross profit                        27.4              27.5              26.8
Selling, general and
  administrative expenses           24.9              24.3              24.4
Restructuring and other charges       -                 -                 .8
                                   -----             -----             -----
Operating income                     2.5               3.2              1.6
Interest expense, net                 .2                -                 -
                                   -----             -----             ----
Income before taxes                  2.3               3.2               1.6
Income taxes                          .8               1.2                .2
                                   -----             -----             -----
Net income                           1.5%              2.0%             1.4%
                                   =====             =====            =====

Results for 1998 include the effect of the 1998 adoption of LIFO for Pharmacy inventories.

Fiscal 1998 Compared to Fiscal 1997

Sales

Net sales increased 22.1% ($109 million) in 1998. Approximately $84 million of the increase was attributable to the addition of 29 store locations and 39 pharmacies during 1998, together with the net sales of 48 stores and 34 pharmacies that were opened during 1997 and not considered in the comparable store sales computation until sometime during 1998. During 1998, the Company also closed 7 store locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 5.6% in 1998.

The Company's front store (non-pharmacy) sales increased approximately 15% over 1997 front store sales. Front store sales growth benefitted from the additional stores, coupled with solid performances in categories such as home furnishings, domestics, ladies accessories, missy and girls apparel, housewares, hardware and photofinishing.

Fred's pharmacy sales grew from 23% of total sales in 1997 to 27% of total sales in 1998, and now ranks as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 54% over 1997, with third-party payor prescription sales representing approximately 71% of total pharmacy sales, compared with 66% of total pharmacy sales in 1997. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, significant inflation caused by drug manufacturer increases, the introduction of more expensive drugs and favorable industry trends.

Sales to Fred's 29 franchised locations decreased approximately $2 million in 1998 and represented 6% of the Company's total sales compared with approximately 8% of 1997 total sales. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross margin as a percentage of sales was 27.4% in 1998 compared to 27.5% in 1997. During 1998, the Company adopted the LIFO (last in, first out) method of accounting for its pharmacy inventories. This change was made to address the significant inflation incurred in pharmacy costs during 1998 and to provide a better matching of current costs with current revenues. Excluding the LIFO change, gross margin as a percentage of sales increased to 27.9% in 1998 compared with 27.5% in 1997. In general, the Company has experienced deflation in its non-pharmacy inventory costs in recent periods.

Gross margin benefitted from reduced levels of markdowns as a percentage of sales, higher initial purchase margins resulting from greater volumes of import and opportunistic purchases and a lesser percentage of franchise sales, which carry substantially lower margins than retail sales. This benefit was partially offset by pharmacy sales growing at a faster pace than front store sales, since, on average, the gross margin on pharmacy sales is lower than gross margins on front store sales. Pharmacy gross margins were also negatively impacted by the continuing shift in pharmacy sales to customers covered by third party insurance programs, which generally carry lower margins than pharmacy cash sales due to the efforts of managed care organizations and other pharmacy benefit managers to reduce prescription drug costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 24.9% of net sales in 1998 compared with 24.3% of net sales in 1997. Higher labor costs and additional rental costs associated with the process of modernizing and automating the Company's distribution center, higher payroll costs associated with a significant increase in average pharmacy labor rates, and a decrease in the percentage of franchise sales, which carry a lower expense percentage than retail sales, contributed to the higher expense ratio in 1998.

Operating Income

Operating income decreased approximately $.8 million to $14.7 million in 1998 from $15.5 million in 1997. Excluding the effect of the Company's adoption of LIFO in 1998, operating income increased by approximately $2.3 millon or 15% in 1998. Operating income as a percentage of sales, excluding the effect of LIFO in 1998, decreased from 3.2% in 1997 to 3.0% in 1998, due to the above mentioned reasons.

Interest Expense, Net

Interest expense for 1998 totaled $1.2 million while interest income totaled $.1 million, for a net 1998 interest expense of $1.1 million compared to net interest income of $.1 million in 1997 (interest income of $.4 million less interest expense of $.3 million).

The interest expense for 1998 reflects higher average revolver borrowing levels to finance inventories and other working capital requirements. Interest expense also includes the partial year impact of a $12 million seven-year term loan the Company obtained to finance the modernization and automation of its distribution center.

Income Taxes

The effective income tax rate decreased to 35.1% in 1998 from 37.5% in 1997. The Company completed a realignment of its corporate organizational structure during the fourth quarter of 1998, which resulted in a reduction in the Company's liability for taxes.

At January 30, 1999, the Company had certain net operating loss carryforwards which were acquired in reorganizations and certain purchase transactions and are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $26.3 million for state income tax purposes, which expire during the period 2000 through 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

Net Income

Net income for 1998 was $8.8 million (or $.73 per diluted share) versus $9.8 million (or $.83 per diluted share) in 1997. Excluding the $2.0 million (or $.17 per diluted share) impact of the Company's adoption of LIFO in 1998, net income increased to $10.8 million (or $.90 per diluted share) and 10.2% over 1997 levels.

Fiscal 1997 Compared to Fiscal 1996

Sales

Net sales increased 17.7% ($74 million) in 1997. Approximately $42 million of the increase was attributable to the net addition of 48 store locations and 40 pharmacies during 1997, together with the net sales of 13 stores and 9 pharmacies that were opened during 1996. Additionally, wholesale and franchise sales were up $1 million in 1997, while comparable store sales increased 8.3% ($31 million), with strong performances in the pharmacy, stationery, pets, giftware, home furnishings and domestics departments.

Gross Margin

Gross margin as a percentage of sales was 27.5% in 1997 versus 26.8% in 1996. The increase in percentage was due to higher initial purchase margins resulting from improved sourcing and higher volumes of import and opportunistic purchases, coupled with a higher ratio of softline and pharmacy sales, which generally yield slightly higher margins than hardline sales. Wholesale sales, which carry lower gross margins than retail sales, also decreased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales improved to 24.3% in 1997 compared to 24.4% in 1996. The improvement in comparable store sales for 1997 contributed to higher leveraging of expenses, and therefore, an improved expense ratio. This leveraging more than offset the adverse impact of October 1996 and September 1997 minimum wage increases, higher incentive compensation accruals and the costs of an additional advertising circular distributed during 1997.

Operating Income

Operating income increased to $15.5 million in 1997 from $6.8 million in 1996. This increase was a direct result of the 17.7% increase in sales experienced during 1997, and the higher gross margin as a percentage of sales discussed above. Operating income for 1996 also included $3.3 million of restructuring and other charges as discussed in Note 13 of the Notes to Consolidated Financial Statements.

Net Interest Income

Net interest income of $.1 million (interest income of $.4 million less interest expense of $.3 million) was generated in 1997 due to lower average revolver borrowings and the pay-down of the remaining balance of a 1994 term loan.

Income Taxes

The effective income tax rate increased to 37.5% in 1997 from 10.8% in 1996. The 1996 rate included a benefit resulting from the Company's ability to assure utilization of certain net operating loss carryforwards and tax credits that were originally anticipated to expire unused. See Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Fred's primary sources of working capital are cash flow from operations and borrowings under its current facility. The company had working capital of $72.8 million, $70.7 million and $66.5 million at year end 1998, 1997 and 1996, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings.

The Company has a five-year $15 million unsecured revolving credit commitment with a bank that has generally been used to build inventory levels during seasonal periods. The credit commitment expires in June 2003 and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate (weighted average interest rate of 6.5% on 1998 outstanding borrowings).

Delays in the processing of merchandise receipts caused by implementation of the Company's new distribution center automation and computer system in January 1999 resulted in a reduction of days payable (i.e. the number of days between the Company's receipt of goods and payments to vendors therefor) at year end 1998. Accordingly, approximately $10.2 million of inventories were financed with outstanding borrowings under the Company's revolver at year end. It is anticipated that these borrowings will be reduced as the Company rebuilds its days payable position during 1999. No borrowings were outstanding on the revolver as of year end 1997 and 1996.

In May 1998, the Company entered into a seven-year unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. At year end 1998, the outstanding principal balance on the term loan was $11,670,000.

Cash provided by operations was $.6 million in 1998 compared to $21.0 million in 1997 and $10.0 million in 1996. As mentioned above, accounts payable was adversely impacted during 1998 as a result of merchandise processing delays, and was supplemented with short-term borrowings at year end. The 1997 year-end accounts payable balance also included some vendor dating support associated with the Company's November 1997 acquisition of a 17-store chain.

Capital expenditures in 1998 totaled $23.3 million compared with $9.7 million in 1997 and $3.1 million in 1996. The 1998 capital expenditures included $12.0 million of expenditures associated with the Company's modernization and automation of its distribution center, and $11.3 million of expenditures associated with new stores and pharmacies, store and pharmacy upgrades and annual capital maintenance. This compares with 1997 capital expenditures of $9.7 million for new stores and pharmacies, store and pharmacy upgrades and annual capital maintenance. Cash used for investing activities in 1997 also included $12.9 million for the acquisition of inventory, fixed assets and pharmacy customer lists of a 17-store chain.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivative instruments on their balance sheet at fair value and establishes new accounting practices for hedge instruments. This statement is effective for years beginning after June 15, 1999, and is not expected to have any impact on the Company's consolidated financial statements.

Year 2000

The "Year 2000 Issue" relates to the inability of certain computer hardware and software to properly recognize and process datesensitive information for the Year 2000 and beyond. Without corrective measures, the Company's computer applications could fail and/or produce erroneous results. To address this concern, the Company has a Year 2000 compliance project in place to identify the potential issues that could affect its business. The following discussion is an update on where the Company stands on this important matter.

The Year 2000 Compliance Project is monitored by a Year 2000 oversight committee, consisting of senior level management, that meets and reviews progress towards the Company's targeted completion dates on a bi-weekly basis. The Year 2000 compliance project at Fred's includes:

     Upgrading store point of sale and pharmacy hardware and software systems to be Year 2000 compliant. The Company has evaluated and determined its hardware and software needs and is in the process of procuring the necessary products to become Year 2000 compliant. All necessary equipment will be upgraded, tested and implemented in the stores by a targeted completion date of October 1999.

     Verifying Year 2000 compliance of computer hardware and software  providers
     and  obtaining  Year  2000  product   warranties  as  necessary.   Targeted
     completion date for verification certificates is June 1999.

     Having key suppliers and service providers demonstrate or certify their Year 2000 compliance, ensuring their ability to continue to supply and provide service to the Company up to and beyond January 1, 2000. The
     Company is also evaluating, correcting and testing electronic data interchange systems between Fred's, and its key suppliers. The targeted completion date for these process is August 1999. Although there can be no assurance that the Company we will not be adversely affected by the Year 2000 issues of its key suppliers and service providers, Management believes that ongoing communications will continue to minimize its risk.

     Evaluate, test and correct the Company's personal computer hardware and software, voice and data communication systems, and other date sensitive operating devices, to ensure Year 2000 compliance exists by a targeted completion date of August 1999.

     The Company's distribution center hardware and software were replaced during 1997 and 1998, and are completely Year 2000 compatible. The Company operates its merchandising and inventory replenishment/distribution systems with software that is being modified for Year 2000 compatibility. All mission critical systems have been rewritten and implemented, and the remaining non-critical systems will be rewritten and corrected by a targeted completion date of September 1999.

     The Company's financial information systems are heavily dependent on date fields and are in the process of being rewritten. All mission critical systems are expected to be corrected and implemented by May 1999, and the remaining noncritical systems will be rewritten and corrected by a targeted completion date of September 1999.

     The Company's payroll and human resource systems are moderately dependent on date fields. The Company currently anticipates replacing these systems with newly acquired software during the third quarter of 1999. Should the Company decide not to replace these systems, the rewrite and correction process can also be accomplished during the third quarter of 1999.

The potential risks associated with failing to remediate our Year 2000 issues include: temporary disruptions in store operations; temporary disruptions in the ordering, receiving and shipping of merchandise and in the ordering and receiving of other goods and services; temporary disruptions in the billing and collecting of accounts receivable; temporary disruptions in services provided by banks and other financial institutions; temporary disruptions in communication services; and temporary disruptions in utility services.

The Company currently estimates that the incremental cost associated with completing its Year 2000 compliance project will be approximately $.5 million, about half of which had been incurred through January 30, 1999. This estimate could change as additional information becomes available. The cost to resolve the Year 2000 issues are being funded through operating cash flows. These costs are in addition to the costs incurred to replace the Company's distribution center hardware and software, since these systems were to be replaced irrespective of Year 2000 issues.

Contingency Plan - The Company is currently in the process of completing a contingency plan for each area in the organization that could be affected by the Year 2000 issue, in the event that any of the above remediation activities prove unsuccessful. Although the Company currently anticipates minimal business disruption, the failure of either the Company or one or more of its major business partners to remediate critical Year 2000 issues could have a materially adverse impact on the Company's business, operations and financial condition. Please read the "Cautionary Statement Regarding Forward Looking Statements" section below.

Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts, including the discussion of management's expectations for Year 2000 compliance, which address activities, events, or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Fred's, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Fred's, Inc. and its subsidiaries at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pharmacy inventories during the year ended January 30, 1999.



/s/PricewaterhouseCoopers LLP
Memphis, Tennessee
March 9, 1999

Fred's, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)


                                                                                    January 30,        January 31,
                                                                                        1999               1998
                                                                                  ----------------   ----------------
ASSETS

Current assets:

   Cash and cash equivalents                                                        $        2,406     $        5,303

   Receivables, less allowance for doubtful accounts of $644

      ($766 at January 31, 1998)                                                             8,931              7,086

   Inventories                                                                             126,577            115,021

   Deferred income taxes                                                                     3,783              5,441

   Other current assets                                                                      1,367              1,005

                                                                                  ----------------   ----------------
        Total current assets                                                               143,064            133,856


Property and equipment, at depreciated cost                                                 68,923             53,099

Equipment under capital leases, less accumulated amortization of

   $501 ($218 at January 31, 1998)                                                           1,578              1,352

Deferred income taxes                                                                        2,598              3,284

Other noncurrent assets                                                                      4,594              3,816

                                                                                  ----------------   ----------------
        Total assets                                                                 $     220,757      $     195,407

                                                                                  ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                   $     46,767     $       49,438

                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)


   Current portion of indebtedness                                                          11,606                  -

   Current portion of capital lease obligations                                                308                214

   Accrued liabilities                                                                      10,776             11,817

   Income taxes payable                                                                        826              1,716

                                                                                  ----------------   ----------------
        Total current liabilities                                                           70,283             63,185


Long-term portion of indebtedness                                                           10,264                  -

Capital lease obligations                                                                    1,557              1,368

Other noncurrent liabilities                                                                 1,670              1,495

                                                                                  ----------------   ----------------
        Total liabilities                                                            $      83,774      $     66,048

                                                                                  ----------------   ----------------

Commitments and contingencies (Notes 7 and 12)


Shareholders' equity:

   Common stock, Class A voting, no par value, 11,946,772 shares

      issued and outstanding (11,866,789 shares at January 31, 1998)                        66,951             65,700

   Retained earnings                                                                        70,596             64,147

   Deferred compensation on restricted stock incentive plan                                  (564)              (488)

                                                                                  ----------------   ----------------
        Total shareholders' equity                                                         136,983            129,359

                                                                                  ----------------   ----------------
                                                                                     $     220,757      $     195,407
                                                                                  ================   ================

                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)



                                                                                For the Years Ended
                                                                ----------------------------------------------------

                                                                  January 30,        January 31,        February 1,
                                                                      1999               1998              1997
                                                                ----------------   ----------------   ---------------

Net sales                                                          $     600,902      $     492,236     $     418,297

Cost of goods sold                                                       436,523            357,135           306,054

                                                                ----------------   ----------------   ---------------
        Gross profit                                                     164,379            135,101           112,243


Selling, general and administrative expenses                             149,668            119,590           102,175

Restructuring and other charges                                                -                  -             3,289

                                                                ----------------   ----------------   ---------------
        Operating income                                                  14,711             15,511             6,779


Interest expense (income), net                                             1,106              (149)               271

                                                                ----------------   ----------------   ---------------
        Income before taxes                                               13,605             15,660             6,508


Income taxes                                                               4,775              5,873               702
                                                                ----------------   ----------------   ---------------

        Net income                                                $        8,830     $        9,787    $        5,806

                                                                ================   ================   ===============

Net income per share


   Basic                                                        $            .75   $            .84   $            .50

                                                                ================   ================   ===============

   Diluted                                                      $            .73   $            .83   $            .50

                                                                ================   ================   ===============

Weighted average shares outstanding

   Basic                                                                  11,798             11,670            11,634

                                                                ================   ================   ===============

   Diluted                                                                12,078             11,863            11,657

                                                                ================   ================   ===============

                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)



                                               Common Stock          Retained      Deferred       Loan to
                                        --------------------------
                                            Shares        Amount     Earnings    Compensation      ESOP        Total
                                        --------------  ----------  ----------  --------------- ----------- -----------

Balance, February 3, 1996                    9,335,239   $  63,458   $  52,424  $            (169)    (143)    $115,570

Cash dividends paid ($.16 per share)                                    (1,866)                                  (1,866)

Repurchase of shares                               (17)

Cancellation of restricted shares,

   net of issuances                             (6,500)        (90)                                                 (90)

Exercises of stock options                         100           1                                                    1

Contribution to ESOP

   to reduce loan balance                                                                               143         143

Amortization of deferred compensation

   on restricted stock incentive plan                                                       15                       15

Net income                                                               5,806                                    5,806

                                        --------------  ----------  ----------  --------------- ----------- -----------
Balance, February 1, 1997                    9,328,822      63,369      56,364            (154)           -     119,579

Cash dividends paid ($.17 per share)                                    (1,999)                                  (1,999)

Repurchase of shares                               (80)

Issuance of restricted stock                    56,491         507                        (507)

Exercises of stock options                      97,557       1,211                                                1,211

Other issuances                                 18,046         300                                                  300

Amortization of deferred compensation

   on restricted stock incentive plan                                                      173                      173

Tax benefit on exercise of stock

   options                                                     313                                                  313

Five-for-four stock split                    2,365,953                      (5)                                      (5)

Net income                                                               9,787                                    9,787

                                        --------------  ----------  ----------  --------------- ----------- -----------


                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)


Balance, January 31, 1998                   11,866,789      65,700      64,147            (488)       -         129,359

Cash dividends paid ($.20 per share)                                   (2,381)                                   (2,381)

Repurchase of shares                               (30)                                                           -

Issuance of restricted stock                    46,182         752                        (362)                     390

Cancellation of restricted stock                (5,500)        (38)                         38                       -

Exercises of stock options                      39,331         329                                                  329

Amortization of deferred compensation

   on restricted stock incentive plan                                                      248                      248

Tax benefit on exercise of stock

   options                                                     208                                                  208

Net income                                                               8,830                                    8,830

                                        --------------  ----------  ----------  --------------- ----------- -----------
Balance, January 30, 1999                   11,946,772  $   66,951 $    70,596 $          (564)    $ -        $ 136,983

                                        ==============  ==========  ==========  =============== =========== ===========

                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)

                                                                                      For the Years Ended

                                                                          January 30,      January 31,       February
                                                                                                                1,
                                                                             1999              1998            1997
                                                                        ---------------   --------------   -------------

Cash flows from operating activities:

   Net income                                                           $         8,830   $        9,787  $        5,806

Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization                                                     8,939            7,112           6,149
Provision for uncollectible receivables                                             124              589             261
Contribution to ESOP to reduce ESOP loan balance                                      -                -             143
Deferred income taxes                                                             2,344            (652)           (962)
Amortization of deferred compensation on restricted
stock incentive plan                                                                248              173              15
Issuance (cancellation) of restricted stock                                         390                -            (90)
Write-down of fixed assets                                                            -                -           1,044
Gain on sale of fixed assets                                                          -            (114)               -
(Increase) decrease in assets:
  Receivables                                                                   (1,969)          (3,182)             361
  Inventories                                                                  (11,556)         (16,852)         (3,294)
  Other assets                                                                  (2,354)          (1,099)           (488)
  Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities                                      (3,712)           25,137              17
  Income taxes payable                                                            (890)               68             834
  Other noncurrent liabilities                                                      175                1             225
                                                                        ---------------   --------------   -------------
             Net cash provided by operating activities                              569           20,968          10,021

                                                                        ---------------   --------------   -------------

                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)


Cash flows from investing activities:

   Capital expenditures                                                         (23,266)          (9,696)         (3,122)

   Proceeds from dispositions of property and equipment                               -              279               -

   Acquisition, net of cash acquired                                                  -          (12,850)             -

                                                                        ----------------   ---------------- ------------
              Net cash used in investing activities                             (23,266)         (22,267)         (3,122)

                                                                        ---------------   --------------    ------------
Cash flows from financing activities:

   Reduction of indebtedness and capital lease obligations                         (556)          (1,487)        (1,961)

   Proceeds from revolving line of credit, net of payments                       10,200                -               -

   Proceeds from term loan                                                       12,000                -               -

   Proceeds from exercise of options                                                329            1,211               1

   Tax benefit upon exercise of stock options                                       208              313               -

   Payment of cash for dividends                                                 (2,381)          (2,004)         (1,866)
                                                                        ---------------   --------------   -------------
              Net cash provided by (used in) financing activities                19,800           (1,967)         (3,826)

                                                                        ---------------   --------------   -------------
Increase (decrease) in cash and cash equivalents                                 (2,897)          (3,266)          3,073

Cash and cash equivalents:

   Beginning of year                                                              5,303            8,569           5,496
                                                                        ---------------   --------------   -------------

   End of year                                                          $         2,406   $        5,303   $       8,569

                                                                        ===============   ==============   =============

Supplemental disclosures of cash flow information:

   Interest paid                                                        $         1,239   $          346   $         276

   Income taxes paid                                                    $         2,828   $        6,154   $         773


Non cash investing and financing activities:

   Assets acquired through capital lease obligations                    $           509  $         1,290  $          -

   Common stock issued for acquisition                                  $            -   $           300  $          -


                See accompanying notes to consolidated financial statements.

Fred's, Inc.
Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. (the "Company") is the sale of general merchandise through its 283 retail discount stores located in the southeastern United States. In addition, the Company sells general merchandise to its 29 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 1998, 1997 and 1996, as used herein, refer to the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Inventories. Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 16% of the retail inventories at January 30, 1999, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,108,000 at January 30, 1999.

During the fourth quarter of fiscal 1998, the Company adopted the LIFO method of accounting for its pharmacy inventories. The change was made to address the significant inflation experienced in pharmacy inventory costs during 1998 and provide for a better matching of costs and revenues. Net income for the year ended January 30, 1999 was reduced by $2,017,000 as a result of this adoption.

Fred's, Inc.
Notes to Consolidated Financial Statements


Depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of buildings, furniture, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Average useful lives are as follows: buildings and improvements - 8 to 30 years; furniture and fixtures - 5 to 10 years; and equipment - 3 to 10 years. Amortization on equipment under capital leases is computed on a straight-line basis over the terms of the leases.

Selling,  general and  administrative  expenses.  The Company  includes  buying,
warehousing,   transportation  and  occupancy  costs  in  selling,  general  and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 1998, 1997 and 1996 was $9,621,000, $7,383,000 and $6,400,000, respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Franchise fees. The Company markets goods and services to 29 franchised stores. Franchise revenues are recognized upon sale of merchandise to those stores based on a percentage of their purchases from the Company's warehouse. Total franchise income for 1998, 1997 and 1996 was $1,957,000, $1,967,000 and $1,931,000,
respectively.

Other intangibles. Other intangibles primarily represent amounts associated with acquired pharmacies and are being amortized over five years. These intangibles, net of accumulated amortization, totaled $4,521,000 at January 30, 1999, $3,742,000 at January 31, 1998 and $1,828,000 at February 1, 1997. Amortization expense for 1998, 1997 and 1996 was $1,214,000, $739,000 and $528,000,
respectively.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments having original maturities of three months or less, are classified as cash equivalents.

Financial  instruments.  At  January  30,  1999,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is

Fred's, Inc.
Notes to Consolidated Financial Statements


estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Business segments. The Company has one reportable operating segment, its retail stores, which are organized around the products sold and markets served.

Comprehensive income. The Company discloses all comprehensive income items in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2 - ACQUISITION

Effective October 10, 1997, the Company executed an Asset Purchase Agreement for the purchase of inventory and other selected assets of CVS Revco D.S., Inc. for $12.85 million in cash. Tangible assets acquired consisted of inventory of $9.7 million and fixed assets of $2.0 million. The remaining purchase price was allocated to identifiable intangible assets acquired.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following (in thousands):


                                                        1998              1997
                                                ---------------   --------------

Buildings and improvements                         $     63,975     $     55,553

Furniture, fixtures and equipment                        71,612           56,794

                                                ---------------   --------------
                                                        135,587          112,347
Less accumulated depreciation and amortization         (70,966)         (63,550)

                                                ---------------   --------------
                                                         64,621           48,797
Land                                                      4,302            4,302

                                                ---------------   --------------
                                                   $     68,923     $     53,099
                                                ===============   ==============




Depreciation  expense  totaled  $7,442,000,  $6,115,000 and $5,381,000 for 1998,
1997 and 1996, respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements


NOTE 4 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):

                                             1998              1997
                                        ---------------   --------------

Payroll and benefits                      $       2,761    $       3,414

Sales and use taxes                               1,909            1,727

Insurance                                         3,328            3,746

Other                                             2,778            2,930

                                        ---------------   --------------
                                           $     10,776     $     11,817
                                        ===============   ==============


NOTE 5 - INDEBTEDNESS

On May 15, 1992, the Company and a bank entered into a Revolving Loan and Credit Agreement (the "Agreement"). The Agreement, as amended, provides the Company with an unsecured revolving line of credit commitment of up to $15 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. The term of the Agreement extends to June 2003, and under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity and net income levels. There were $10,200,000 of borrowings outstanding under the Agreement at January 30, 1999. No borrowings were outstanding under the Agreement at January 31, 1998. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement.

In December 1993, the Company entered into a line of credit agreement with a bank for the purpose of financing the purchase of new point-of-sale equipment and a new mainframe computer. This line of credit was repaid in full during fiscal 1997. During the period for which debt was outstanding in 1997, the weighted average interest rate was 7.5%.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provides the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Under the most restrictive covenants of the Loan Agreement, the Company is required to maintain specified shareholders' equity and net income levels. Borrowings outstanding under this Loan Agreement

Fred's, Inc.
Notes to Consolidated Financial Statements


totaled $11,670,000 at January 30, 1999. The principal maturities for the amount outstanding at January 30, 1999 are as follows: $1,406,000 in fiscal 1999; $1,495,000 in fiscal 2000; $1,603,000 in fiscal 2001; $1,718,000 in fiscal 2002;
$1,840,000 in fiscal 2003; and $3,608,000 thereafter.

Interest  expense  for 1998,  1997 and 1996  totaled  $1,206,000,  $343,000  and
$345,000, respectively.

NOTE 6 - INCOME TAXES

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. The provision for income taxes consists of the following (in thousands):


                                      1998            1997           1996
                                  -------------   -------------  -------------
Current

   Federal                          $     2,639     $     6,225    $       894

   State                                  (208)             300            770

                                  -------------   -------------  -------------
                                          2,431           6,525          1,664
                                  -------------   -------------  -------------
Deferred

   Federal                                1,974           (840)          (431)

   State                                    370             188          (531)

                                  -------------   -------------  -------------
                                          2,344           (652)          (962)
                                  -------------   -------------  -------------
                                    $     4,775     $     5,873    $       702
                                  =============   =============  =============


Deferred tax assets (liabilities) comprise the following (in thousands):

                                      1998              1997
                                  --------------   --------------
Current deferred tax assets:

   Inventory valuation methods     $         861    $       1,825

   Accrual for inventory shrinkage         1,028            1,481

   Allowance for doubtful accounts           358              431

   Insurance accruals                      1,160            1,262

Fred's, Inc.
Notes to Consolidated Financial Statements



   Other                                                  1,084            1,181

                                               ---------------   --------------
Gross current deferred tax assets                         4,491            6,180

   Deferred tax asset valuation allowance                 (328)            (385)

                                               ---------------   --------------

                                                         4,163             5,795
Current deferred tax liabilities                         (380)             (354)

                                                --------------   ---------------
           Net current deferred tax asset
                                                 $       3,783     $       5,441
                                                ==============   ===============



                                                     1998             1997
                                                --------------   ---------------
Noncurrent deferred tax assets:

   Net operating loss carryforwards              $       1,028     $        930

   Depreciation                                             -               873

   Postretirement benefits other than pensions             634              567

   Restructuring costs                                     229              391

   Other                                                 1,759            1,099

                                                --------------   ---------------

Gross noncurrent deferred tax assets                     3,650            3,860

   Deferred tax asset valuation allowance                 (700)            (546)

                                               ---------------   --------------
                                                         2,950            3,314
Noncurrent deferred tax liabilities:

   Depreciation                                           (319)              -


   Other                                                   (33)             (30)

                                               ---------------   --------------
Gross noncurrent deferred tax liabilities                 (352)             (30)

                                               ---------------   --------------
         Net noncurrent deferred tax asset       $       2,598     $      3,284

                                                ===============   ==============

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward periods as described below. The valuation allowance is based upon management's conclusion that

Fred's, Inc.
Notes to Consolidated Financial Statements


certain tax carryforward items will expire unused. During 1998, the valuation allowance increased $98,000 as the result of the Company generating additional net operating loss carryforwards in certain states. The release of valuation allowance of $206,000 and $1,624,000 for the years ended January 31, 1998, and February 1, 1997, respectively, resulted from the Company's ability to assure utilization of certain state net operating loss carryforwards and tax credits that were originally anticipated to expire unused.

At January 30, 1999, the Company has certain net operating loss carryforwards which were acquired in reorganizations and purchase transactions which are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $26,300,000 for state income tax purposes, and expire at various times during the period 2000 through 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:


                                                                  1998               1997              1996
                                                             ---------------   ----------------   ---------------

Income tax provision at statutory rate                                 35.0%              35.0%             35.0%

State income taxes, net of federal benefit                               0.8                3.4               2.4

Change in valuation allowance                                            0.7              (1.3)            (25.0)

Other                                                                  (1.4)                0.4             (1.6)

                                                             ---------------   ----------------   ---------------
                                                                       35.1%              37.5%             10.8%
                                                             ===============   ================   ===============



NOTE 7 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $13,618,000, $10,239,000 and $8,559,000, for 1998, 1997 and 1996, respectively. Amortization expense on assets under capital leases for 1998, 1997 and 1996 was $283,000, $258,000 and $240,000,
respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements


Future minimum rental payments under all operating and capital leases as of January 30, 1999 are as follows (in thousands):

                                                                                  Operating           Capital
                                                                                    Leases             Leases
                                                                               ----------------   ----------------

1999                                                                             $       12,350    $           586

2000                                                                                     10,485                586

2001                                                                                      9,056                586

2002                                                                                      7,647                586

2003                                                                                      5,402                246

Thereafter                                                                               12,229                100

                                                                               ----------------   ----------------
Total minimum lease payments
                                                                                 $       57,169              2,690
                                                                               ================

Imputed interest
                                                                                                             (825)
                                                                                                  ----------------

Present value of net minimum lease payments, including

   $308 classified as current portion of capital lease obligations
                                                                                                    $        1,865
                                                                                                  ================

NOTE 8 - SHAREHOLDERS' INTEREST

The Company has 30 million shares of Class A voting common stock authorized. The Company's authorized capital also consists of 11.5 million shares of Class B nonvoting common stock, of which no shares have been issued. In addition, the Company has authorized 10 million shares of preferred stock, of which no shares have been issued.

Effective October 12, 1998, the Company adopted a Shareholders' Rights Plan which granted a dividend of one preferred share purchase right ("the Right") for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15%

Fred's, Inc.
Notes to Consolidated Financial Statements


or more of the Company's common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, on October 12, 2008.

NOTE 9 - STOCK SPLIT

On November 20, 1997, the board of directors approved a five-for-four stock split to be effective on December 19, 1997 for shareholders of record on December 5, 1997. The split resulted in the issuance of 2,365,953 shares of common stock. All per share data included herein have been restated to reflect the stock split.

Fred's, Inc.
Notes to Consolidated Financial Statements


NOTE 10 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 1,168,750 shares may be granted. These options generally expire five years from the date of grant. Options outstanding at January 30, 1999 expire in 1999 through 2003.

A summary of activity in the plan follows:


                                           1998                        1997                        1996
                                --------------------------   -------------------------   ------------------------

                                                 Weighted                     Weighted                    Weighted
                                                 Average                       Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                  Options         Price         Options         Price        Options        Price
                                ------------   ------------   ------------   -----------   ------------   ---------

Outstanding at beginning

   of year                           411,298   $       8.55        297,113   $     10.60        362,562   $   10.86


Granted                              150,695          25.61        364,355          8.61         50,262        6.04


Canceled                             (32,523)         12.46        (16,353)         9.81       (115,588)       9.44


Expired                                    -              -       (120,778)        14.45              -          -


Exercised                            (39,331)          8.42       (113,039)        10.65           (123)       5.90
                                ------------                  ------------                 ------------


Outstanding at end of year           490,139          13.40        411,298          8.55        297,113       10.60
                                ============                  ============                 ============

Exercisable at end of year           152,483           9.85         90,115         10.70        246,712       11.23
                                ============                  ============                 ============



The weighted average remaining  contractual life of all outstanding  options was
3.3 years at January 30, 1999.

Fred's, Inc.
Notes to Consolidated Financial Statements


The following table summarizes information about stock options outstanding at January 30, 1999:


                                     Options Outstanding                                     Options Exercisable
                            -------------------------------------                     ----------------------------------
                                                     Weighted
                                                     Average
                                                    Remaining          Weighted                              Weighted
                                  Number           Contractual         Average              Number            Average
        Range of              Outstanding at           Life            Exercise         Exercisable at        Exercise
      Exercise Prices        January 30, 1999       (in Years)          Price          January 30, 1999        Price
--------------------------  ------------------   ----------------  ----------------   ------------------   -------------


     $5.90 to $8.00                    281,985              3.0             7.13           96,980           $    7.11


     $11.00 to $17.90                   71,779              2.8            14.38           52,903           $   14.09

     $22.75 to $25.88                  136,375              4.2            25.84            2,600           $   25.88
                            ------------------                                         -----------------

                                       490,139                                            152,483
                            ==================                                         =================


The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, Accounting for Stock Based Compensation, the Company's operating results for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                 1998              1997             1996
                            ---------------   --------------   --------------

Net income

   As reported                $       8,830    $       9,787    $       5,806

   Pro forma                          8,322            9,492            5,747


Basic earnings per share

   As reported                         0.75             0.84             0.50

   Pro forma                           0.71             0.81             0.49


Diluted earnings per share

   As reported                         0.73             0.83             0.50

   Pro forma                           0.69             0.80             0.49

Fred's, Inc.
Notes to Consolidated Financial Statements


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions using grants in 1998, 1997 and 1996, respectively:

                                      1998           1997           1996
                                 ---------------  -------------   ------------

Average expected life (years)                3.0            3.0            3.0

Average expected volatility                41.5%          37.6%          35.6%

Risk-free interest rates                    5.5%           6.0%           5.0%

Dividend yield                              1.3%           2.4%           2.7%


The weighted average grant-date fair value of options granted during 1998, 1997 and 1996 was $7.85, $2.40 and $1.90 respectively.

Restricted stock. During 1998, 1997 and 1996, the Company issued 46,182, 56,491 and 21,500 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company did not make any contributions to the plan in 1998 or 1997. During 1996, the Company made a contribution in the amount of $148,000, which represents the amount required to enable the plan to make payments on its outstanding indebtedness.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of seven years of service. The Company's contributions for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 were $83,000, $65,000 and $60,000, respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements


Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows (in thousands):

                                                                                       For the Year Ended
                                                                           -------------------------------------------

                                                                                January 30,              January 31,
                                                                                   1999                      1998
                                                                            -------------------      --------------------

Benefit obligation at beginning of year                                                  $1,132                    $1,235
Service cost                                                                                103                        97
Interest cost                                                                                85                        83
Participant contributions                                                                     4                         2
Amendments                                                                                    -                       (7)
Actuarial (gain) loss                                                                      (67)                     (258)
Benefits paid                                                                               (5)                      (20)
                                                                            -------------------      --------------------

Benefit obligation at end of year                                                        $1,252                    $1,132
                                                                            ===================      ====================

A reconciliation of the plan's funded status to accrued benefit cost follows:


                                                                                January 30,               January 31,
                                                                                    1999                     1998
                                                                              ----------------        -------------------

Funded status                                                                   $      (1,252)           $        (1,132)
Unrecognized net actuarial loss (gain)                                                   (405)                      (356)
Unrecognized prior service cost                                                            (6)                        (7)
                                                                              ----------------        -------------------

Accrued benefit costs                                                           $      (1,663)           $        (1,495)
                                                                              ================        ===================

The medical care cost trend used in determining this obligation is 10.0% effective February 1, 1997, decreasing annually before leveling at 6.5% in 2003. This trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $202,000. The discount rate used in calculating the obligation was 6.75% in 1998, 7.5% in 1997 and 8.0% in 1996.

Fred's, Inc.
Notes to Consolidated Financial Statements


The annual net postretirement cost is as follows (in thousands):


                                                                                 For the Year Ended
                                                                ----------------------------------------------------

                                                                   January 30,       January 31,       February 1,
                                                                      1999               1998              1997
                                                                -----------------  ----------------  ----------------

Service cost                                                          $    103       $       97       $        124

Interest cost                                                               85               83                 92

Amortization of net loss (gain) from prior periods                         (21)             (19)                 -

Amortization of unrecognized prior service cost                              1                 -                 -

                                                                -----------------  ----------------  ----------------
Net periodic postretirement benefit cost                              $    168      $       161       $        216

                                                                =================  ================  ================

The Company's policy is to fund claims as incurred.


NOTE 11 - NET INCOME PER SHARE

Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is considered contingently issuable and is excluded from the computation of basic earnings per share.

Fred's, Inc.
Notes to Consolidated Financial Statements


A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share amounts):

                                                               Year Ended
                          ------------------- ----------- --------------------- ----------- -------------------- ----------

                                 January 30, 1999                January 31, 1998                February 1, 1997
                          ------------------------------- ------------------------------- -------------------------------

                                                Per-Share                         Per-Share                        Per-Share
                            Income    Shares      Amount     Income     Shares      Amount     Income    Shares      Amount
                                                                                                                   Basic EPS

Basic EPS                $   8,830     11,798     $   .75   $ 9,787      11,670    $   .84      5,806    11,634    $   .50


Effect of Dilutive

   Securities

   Restricted stock                        79                                42                              23

   Stock options                          201                               151
                           -------     ------       -----    ------     -------     ------      ------   ------      ------

Diluted EPS              $   8,830     12,078     $   .73   $ 9,787      11,863   $    .83      5,806    11,657        .50
                           =======     ======       ======   ======     =======     ======      ======   ======      ======


     NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments. At January 30, 1999, the Company had commitments approximating $6,413,000 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit
aggregating   $2,064,000  utilized  as  collateral  for  their  risk  management programs.

Litigation. The Company is a party to several pending legal proceedings and claims in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the results of operations or the financial condition of the Company.

NOTE 13 -
OTHER EXPENSES

During  the  year  ended  February  1,  1997,  the  Company   recorded   certain
non-recurring expenses of $3,289,000. These expenses consist of potential merger-related costs and restructuring charges as discussed below.

During the third quarter of 1996, the Company terminated discussions relative to a pending merger transaction with another company. Nonrecurring legal, travel and other expenses resulting from this transaction totaled $429,000 and were

Fred's, Inc.
Notes to Consolidated Financial Statements


expensed upon termination of the potential merger. During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. This charge relates to an accrual for closed facility lease obligations
($1,156,000) and the write-off of fixed assets and other store closing costs ($1,044,000). In addition, $660,000 of costs to eliminate certain product lines were incurred. These product lines were eliminated in 1997 and the reserves were fully utilized upon such disposition. Fixed asset write-offs were taken against assets being disposed. The remaining lease obligation reserves at January 30, 1999 represent future base payments required for two locations that have been closed.

The 1998 activity in this reserve is as follows:

                         February 1, January 31,                    January 30,

                          1997         1998         Charges         1999
                      -----------   -----------    ----------    ----------

Lease obligations     $    1,156    $      666     $    (266)    $     400
                      ===========   ===========   ===========   ===========

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                       First          Second           Third          Fourth
                                      Quarter         Quarter         Quarter         Quarter
                                   -------------   -------------   -------------   -------------
                                               (in thousands, except per share amounts)
Year Ended January 30, 1999(1)
---------------------------

Net sales                              $ 144,156       $ 141,635       $ 142,339       $ 172,772

Gross profit                              37,869          38,614          41,449          46,447

Net income                                 2,286           1,430           2,568           2,546


Net income per share

   Basic                                    0.19            0.12            0.22            0.22

   Diluted                                  0.19            0.12            0.21            0.21


Cash dividends paid per share               0.05            0.05            0.05            0.05

Year Ended January 31, 1998
---------------------------

Net sales                              $ 112,668       $ 110,196       $ 114,021       $ 155,351

Gross profit                              31,074          30,179          33,362          40,486

Net income                                 2,680           1,251           2,368           3,488


Net income per share

   Basic                                    0.23            0.11            0.20            0.30

   Diluted                                  0.23            0.11            0.20            0.29


Cash dividends paid per share               0.04            0.04            0.04            0.05


(1) The quarterly data for the year ended January 30, 1999 includes the impact of the accounting change described in Note 1.

Report of Independent Accountants
on Financial Statement Schedules

To the Board of Directors
of Fred's, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 9, 1999 appearing in the 1998 Annual Report to Shareholders of
Fred's, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Memphis, Tennessee
March 9, 1999

                 Schedule II - Valuation and Qualifying Accounts

                                    Balance at Charged to             Balance at
                                    Beginning   Costs and  Deductions   End
                                    of Period   Expenses   Write-Offs  of Period

Allowance for doubtful accounts:
Year ended February 1, 1997            757        261        (72)        946
Year ended January 31, 1998            946        589       (769)        766
Year ended January 30, 1999            766        124       (246)        644

                                                                    Exhibit 18.1

To the Board of Directors
     of Fred's, Inc.

Dear Directors:

We have audited the consolidated financial statements included in Fred's Annual Report on Form 10-K for the year ended January 30, 1999 and issued our report thereon dated March 9, 1999. Note 1 to the consolidated financial statements describes a change in Fred's method of determining the cost of pharmacy inventories from the first-in, first-out to the last-in, first-out method. It should be understood that the preferability of one acceptable method of inventory accounting over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such a change represents, in your circumstances, the adoption of a preferable alternative accounting principle for inventories in conformity with Accounting Principles Board Opinion No. 20.

Yours very truly,



/s/PricewaterhouseCoopers LLP
Memphis, Tennessee
March 9, 1999

                                                                 EXHIBIT 21.1

                                 FRED'S, INC.

                           SUBSIDIARIES OF REGISTRANT


Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

         Fred's Stores of Tennessee, Inc.
         Fred's Capital Management Company
         Fred's Real Estate and Equipment Management Corporation
         Fred's Capital Finance, Inc.

                                                                    EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (nos. 33-48380 and 33-67606) of Fred's, Inc. of our report dated March 9, 1999 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in the Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 9, 1999 relating to the financial statement schedules, which appears in the Form 10-K.




/s/PricewaterhouseCoopers LLP
Memphis, Tennessee
April 29, 1999