Form 10-Q
period 1999-05-01
FREDS INC
filed 1999-06-15
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 1999.

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

The registrant had 11,964,027 shares of Class A voting, no par value common stock outstanding as of June 15, 1999.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 1, 1999 and January 30, 1999                                          3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 1, 1999
     and May 2, 1998                                                           4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 1, 1999
     and May 2, 1998                                                           5

    Notes to Consolidated Financial Statements                             6 - 7

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     8 - 12

Part II - Other Information                                                   13


Signatures                                                                    14

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                                   May 1,                January 30,
                                                                                                   1999                     1999
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $     184                $   2,406
  Receivables, less allowance for doubtful
   accounts                                                                                          9,610                    8,931
  Inventories                                                                                      132,061                  126,577
  Deferred income taxes                                                                              3,412                    3,783
  Other current assets                                                                               1,455                    1,367
                                                                                                 ---------                ---------
    Total current assets                                                                           146,722                  143,064

Property and equipment, at depreciated cost                                                         70,560                   68,923
Equipment under capital leases, less
 accumulated amortization                                                                            1,492                    1,578
Deferred income taxes                                                                                2,345                    2,598
Other noncurrent assets                                                                              4,437                    4,594
                                                                                                 ---------                ---------
         Total assets                                                                            $ 225,556                $ 220,757
                                                                                                 =========                =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $  40,256                $  46,767
  Current portion of indebtedness                                                                   18,490                   11,606
  Current portion of capital lease obligations                                                         320                      308
  Accrued liabilities                                                                               10,513                   10,776
  Income taxes payable                                                                               1,766                      826
                                                                                                 ---------                ---------
    Total current liabilities                                                                       71,345                   70,283

Long term portion of indebtedness                                                                   11,583                   10,264
Capital lease obligations                                                                            1,472                    1,557
Other noncurrent liabilities                                                                         1,710                    1,670
                                                                                                 ---------                ---------
    Total liabilities                                                                               86,110                   83,774
                                                                                                 ---------                ---------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,957,403 shares issued and outstanding
    (11,946,772 shares at January 30, 1999)                                                         67,058                   66,951
   Retained earnings                                                                                72,883                   70,596
   Deferred compensation on restricted
    stock incentive plan                                                                              (495)                    (564)
                                                                                                 ---------                ---------
      Total shareholders' equity                                                                   139,446                  136,983
                                                                                                 ---------                ---------
         Total liabilities and shareholders' equity                                              $ 225,556                $ 220,757
                                                                                                 =========                =========


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)




                                                            Thirteen Weeks Ended
                                                           May 1,         May 2,
                                                           1999           1998
                                                         ---------       -------

Net sales                                                $154,934       $144,156

Cost of goods sold                                        110,615        106,287
                                                         --------       --------

  Gross profit                                             44,319         37,869

Selling, general and administrative
 expenses                                                  39,421         34,165
                                                         --------       --------

  Operating income                                          4,898          3,704

Interest expense                                              452             46
                                                         --------       --------

  Income before income taxes                                4,446          3,658

Provision for income taxes                                  1,560          1,372
                                                         --------       --------

Net income                                               $  2,886       $  2,286
                                                         ========       ========



Net income per share:

  Basic                                                  $    .24       $    .19
                                                         ========       ========

  Diluted                                                $    .24       $    .19
                                                         ========       ========


Weighted average shares outstanding:

  Basic                                                    11,813         11,778
                                                         ========       ========

  Diluted                                                  12,036         12,104
                                                         ========       ========



           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                                                                          Thirteen Weeks Ended
                                                                                                    May 1,                  May 2,
                                                                                                     1999                    1998

Cash flows from operating activities:
  Net income                                                                                        $ 2,886                 $ 2,286
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                                                                     2,776                   2,318
    Deferred income taxes                                                                               624                     413
    Amortization of deferred compensation on
     restricted stock incentive plan                                                                     69                      60
    (Increase) decrease in assets:
      Receivables                                                                                      (679)                    314
      Inventories                                                                                    (5,484)                    185
      Other assets                                                                                     (273)                   (453)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                                       (6,774)                 (5,620)
      Income taxes payable                                                                              940                     893
      Other noncurrent liabilities                                                                       40                      58
                                                                                                    -------                 -------
       Net cash provided (used) by operating
          activities                                                                                 (5,875)                    454

Cash flows from investing activities:
  Capital expenditures                                                                               (3,985)                 (5,178)
                                                                                                    -------                 -------
       Net cash used in investing activities                                                         (3,985)                 (5,178)
                                                                                                    -------                 -------

Cash flows from financing activities:
  Reduction of indebtedness and capital lease
   obligations                                                                                         (420)                    (51)
  Proceeds from revolving line of credit,
   net of payments                                                                                    6,300                    --
  Proceeds from term loan                                                                             2,250                    --
  Proceeds from exercise of options                                                                     107                     224
  Cash dividends paid                                                                                  (599)                   (593)
       Net cash provided (used) in                                                                     ----                    ----
          financing activities                                                                        7,638                    (420)
                                                                                                    -------                 -------
Increase (decrease) in cash and cash equivalents                                                     (2,222)                 (5,144)
  Beginning of period cash and cash equivalents                                                       2,406                   5,303
                                                                                                    -------                 -------
  End of period cash and cash equivalents                                                           $   184                 $   159
                                                                                                    =======                 =======

Supplemental disclosures of cash flow information:
  Interest paid                                                                                     $   453                 $    61
                                                                                                    =======                 =======
  Income taxes paid                                                                                 $  --                   $   315
                                                                                                    =======                 =======


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Fred's operates 315 discount general merchandise stores, including 29 franchised Fred's stores, in ten states in the southeastern United States. One hundred and eighty-one of the stores have full service pharmacies.

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


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fred's, Inc. ("Fred's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 1999 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May 1, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

The results of operations for the thirteen week period ended May 2, 1998 have been restated to reflect the Company's adoption of the last-in, first-out ("LIFO") method of accounting for its pharmacy inventories during the fourth quarter of 1998.


NOTE 2:  NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding. See Exhibit 11.


NOTE 3:  INVENTORIES

Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 17% of the retail inventories at May 1, 1999, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,308,000 and $3,108,000 at May 1, 1999 and January 30, 1999, respectively.

LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

Item 2.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




RESULTS OF OPERATIONS


Thirteen Weeks Ended May 1, 1999 and May 2, 1998: Net sales increased to $154.9 million in 1999 from $144.2 million in 1998, an increase of $10.7 million or 7.5%. The increase was attributable to comparable store sales increases of .8% ($1.1 million) and sales by stores not yet included as comparable stores ($10.6 million). Sales to franchisees decreased $1 million in 1999. The sales mix for the period was 47.9% Hardlines, 32.7% Pharmacy, 13.7% Softlines, and 5.7% Franchise. This compares with 52.8% Hardlines, 25.6% Pharmacy, 14.8% Softlines, and 6.8% Franchise for the same period last year.

Gross profit increased to 28.6% of sales in 1999 compared with 26.3% of sales in the prior-year period. Gross profit margins improved as a result of higher initial purchase margins, strong quarterly sales in pharmacy, seasonal and various softline categories, all of which carry higher margins than the basic hardlines categories, and a reduction in franchise sales as a percentage of total sales, which carry substantially lower gross margins than the retail business. Gross profit margins also benefitted from a reduction in the LIFO inventory provision, as a percentage of sales, in comparison to 1998.

Selling, general and administrative expenses increased to $39.4 million in 1999 from $34.2 million in 1998. As a percentage of sales, expenses increased to 25.4% of sales compared with 23.7% of sales last year. Selling, general and administrative expenses were impacted by a greater sales contribution from pharmacy, which carries a higher expense ratio than front-end sales, a lesser sales contribution from Franchises, which carries a significantly lower expense ratio than front-end sales, and higher transportation and labor costs associated with completion of the Company's distribution center project and the rebuilding of store in-stock inventory levels.

Interest expense increased to $.5 million in 1999 from $.1 million in 1998, reflecting higher average revolver borrowings than last year, as well as interest costs on term loan borrowings to finance modernization and automation of the Company's distribution center and acquisition of a new mainframe computer system.


LIQUIDITY AND CAPITAL RESOURCES


Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flow used by operating activities totaled ($5.9) million during the thirteen week period ended May 1, 1999. Cash was primarily used to increase inventories and reduce accounts payable. Total inventories increased approximately $5.5 million in the first quarter of 1999. This increase was primarily attributable to new stores and pharmacies added in the first quarter of 1999, coupled with a normal seasonal build in the first quarter, as year-end inventories are generally lower than at each quarter-end. Accounts payable decreased approximately $6.5 million in the first quarter of 1999. Delays in the processing of merchandise receipts earlier in the quarter resulted in a reduction of days payable. It is anticipated that the Company will rebuild its days payable position over the balance of the year.

Cash flows used by investing activities totaled ($4.0) million, and consisted primarily of $1.8 million of progress payments on the replacement of the Company's mainframe computer system and capital expenditures associated with the Company's store and pharmacy expansion program. During the first quarter, the Company opened 6 stores and closed 2 stores. The Company expects to open 8 to 10 stores in the second quarter, and approximately 18 to 20 stores for the year.

Cash flows provided by financing activities totaled $7.6 million and included $2.3 million of borrowings under a term loan agreement for the replacement of the Company's mainframe computer system, and $6.3 million of borrowings under the Company's revolver for inventory and accounts payable needs. Delays in the processing of merchandise receipts earlier in the quarter resulted in a reduction of days payable, and resultant increase in short-term borrowings.

On May 15, 1992, the Company and a bank entered into a Revolving Loan and Credit Agreement (the "Agreement"). The Agreement, as amended, provides the Company with an unsecured revolving line of credit commitment of up to $15 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. The term of the Agreement extends to June 2003, and the borrowings outstanding under the Agreement at May 1, 1999 were $15 million. No borrowings were outstanding under the Agreement at May 2, 1998.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this Loan Agreement totaled $11,322,000 at May 1, 1999.

During the first quarter of 1999, the Company and a bank entered into Seasonal Overline Revolving Credit Agreements (the "Agreements"). The Agreements provide the Company with unsecured revolving line of credit commitments of up to $15 million and bear interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. The term of the Agreements extend to December 31, 1999. There were $1,500,000 of borrowings outstanding under the Agreement at May 1, 1999.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.


YEAR 2000


The "Year 2000 Issue" relates to the inability of certain computer hardware and software to properly recognize and process date sensitive information for the Year 2000 and beyond. Without corrective measures, the Company's computer applications could fail and/or produce erroneous results. To address this concern, the Company has a Year 2000 compliance project in place to identify the potential issues that could affect its business. The following discussion is an update on where the Company stands on this important matter.

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

          Verifying Year 2000 compliance of computer hardware and software providers and obtaining Year 2000 product warranties as necessary. Targeted completion date for the verification certificates is August 1999.

         Having key suppliers and service providers demonstrate or certify their Year 2000 compliance, ensuring their ability to continue to supply and provide service to the Company up to and beyond January 1, 2000. The Company is also evaluating, correcting and testing electronic data interchange systems between Fred's, and its key suppliers. The targeted completion date for these processes is August 1999. Although there can be no assurance that the Company will not be adversely affected by the Year 2000 issues of its key suppliers and service providers, management believes that ongoing communications will continue to minimize its risk.

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

         The Company's financial information systems are heavily dependent on date fields and are in the process of being rewritten. All mission critical systems are expected to be corrected and implemented by July 1999, and the remaining noncritical systems will be rewritten and corrected by a targeted completion date of September 1999.

         The Company's payroll and human resource systems are moderately dependent on date fields. The Company currently anticipates replacing these systems with newly acquired software during the third quarter of 1999. Should the Company decide not to replace these systems, the rewrite and correction process can also be accomplished during the third quarter of 1999.

The potential risks associated with failing to remediate Year 2000 issues include: temporary disruptions in store operations; temporary disruptions in the ordering, receiving and shipping of merchandise and in the ordering and receiving of other goods and services; temporary disruptions in the billing and collecting of accounts receivable; temporary disruptions in services provided by banks and other financial institutions; temporary disruptions in communication services; and temporary disruptions in utility services.

The Company currently estimates that the incremental cost associated with completing its Year 2000 compliance project will be approximately $.5 million, about half of which had been incurred through May 1, 1999. This estimate could change as additional information becomes available. The cost to resolve the Year 2000 issues are being funded through operating cash flows. These costs are in addition to the costs incurred to replace the Company's distribution center hardware and software, since these systems were to be replaced irrespective of Year 2000 issues.

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

                    Not Applicable.

Item 5.           Other Information

           Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                      Exhibits:

                        Exhibit 10.19 - Seasonal Overline Agreement between
                           Fred's, Inc. and Union Planters National Bank dated as of February 3, 1999.

                        Exhibit 10.20 - Seasonal Overline Agreement between
                           Fred's, Inc. and Union Planters National Bank dated as of May 12, 1999.

                        Exhibit 10.21 - Term Loan Agreement between Fred's,
                           Fred's, Inc. and First American National Bank dated as of April 23, 1999.

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

                                            FRED'S, INC.

                                            /s/Michael J. Hayes
                                            ----------------------------------

                                             Michael J. Hayes
Date:  June 15, 1999                         Chief Executive Officer
--------------------
                                             /s/Richard B. Witaszak
                                            ----------------------------------
                                             Richard B. Witaszak
Date:  June 15, 1999                         Chief Financial Officer
--------------------

                                                                   EXHIBIT 10.19


                     Seasonal Overline Revolving Credit Note

$5,000,000.00                                                 Memphis, Tennessee
                                                                February 3, 1999

         FOR VALUE RECEIVED, FRED'S, INC. (hereinafter, the "Borrower"') promises to pay to the order of Union Planters Bank, N.A., (formerly Union Planters National Bank) with its principal office at 6200 Poplar Avenue, Memphis, Tennessee (hereinafter, with any subsequent holder, the "Bank") at the Bank's principal office on demand or, if no demand, on July 1, 1999, the sum of Five Million Dollars ($5,000,000.00) or such lesser sum as shall equal the aggregate unpaid principal amount of all advances made from time to time hereunder by the Bank to the Borrower. Advances made hereunder are made in addition to credit facilities made available pursuant to that Revolving Loan and Credit Agreement dated May 15, 1992, as subsequently amended by a Modification Agreement dated May 31, 1995, a Second Modification Agreement dated July 31, 1995, a Third Modification Agreement dated February 28, 1997, and a Fourth Modification Agreement dated September 1, 1998 (said Revolving Loan and Credit Agreement and Modification Agreements being collectively referred to hereinafter as the "Agreement"). Advances made hereunder are made pursuant to the terms and conditions (not inconsistent herewith) of the Agreement.

         The Borrower agrees to pay interest at the Base Rate Option (as defined in the Agreement) on any and all amounts of principal advanced and unpaid under this Note from time to time, and on all other fees, expenses, charges and other amounts accrued and outstanding hereunder from time to time in the full amount thereof, monthly in arrears on the first day of each month, commencing on the first day of the month next following the month first above written.

         Any payments received by the Bank on account of this Note prior to acceleration shall be applied first to any costs, expenses, or charges then owed the Bank by the Borrower, second to accrued and unpaid interest, and third to the unpaid principal balance hereof. The Borrower hereby authorizes the Bank to charge any deposit account which the Borrower may maintain with the Bank for any payment required hereunder.

         The Bank, at its option, may declare the entire unpaid principal balance of this Note and accrued unpaid interest thereon to be immediately due and payable without demand, notice of protest (which are hereby waived) upon the occurrence of an Event of Default (as defined in the Agreement).

         No delay or omission by the Bank in exercising or enforcing any of the Bank's powers, rights, privileges, remedies, or discretion hereunder shall operate as a waiver thereof on that occasion nor on any other occasion. No waiver of any default hereunder shall operate as a waiver of any other default hereunder, nor as a continuing waiver.

         The Borrower will pay on demand all reasonable attorneys' fees and out-of-pocket expenses incurred by the Bank in the collection of this Note and the collection and administration of all liabilities and obligations of the Borrower to the Bank upon Default, as provided in the Agreement.

         The Borrower, and each endorser and guarantor of this Note, respectively, waive presentment, demand, notice, and protest, and also waive any delay on the part of the holder hereof, and each of the foregoing assents to any extension or other indulgence (including, without limitation, the release of substitution of collateral) permitted the Borrower or any such endorser or guarantor by the Bank with respect to this Note and/or any collateral given to secure this Note and/or any other liability of the Borrower or such endorser or guarantor to the Bank.

         This Note shall be binding upon the Borrower and any endorser and guarantor hereof and upon their respective heirs, successors and representatives, and shall inure to the benefit of the Bank and its successors, endorsees, and assigns.

         This Note is delivered to the Bank at its principal office in Memphis, Tennessee, shall be governed by the laws of the State of Tennessee, except with respect to the rate of interest which shall be governed by applicable provisions of federal law. The Borrower, and each endorser and guarantor of this Note, submit to the jurisdiction of the courts of the State of Tennessee for all purposes with respect to this Note, any collateral given to secure their respective liabilities to the Bank, and their respective relationships with the Bank.

         The Borrower has read all of the terms and conditions of this Note and acknowledges receipt of an exact copy of it.

                                                   Borrower:

                                                   FRED'S, INC.

                                                   By:/s/Richard B. Witaszak
                                                   Its:Chief Financial Officer

                                                                   EXHIBIT 10.20

                  SEASONAL OVERLINE REVOLVING CREDIT AGREEMENT


     THIS SEASONAL OVERLINE REVOLVING CREDIT AGREEMENT ("Agreement") is made and entered into this 12th day of May, 1999, by and between

                   UNION PLANTERS BANK, NATIONAL ASSOCIATION

a national banking association which has an address at 6200 Poplar Avenue, Memphis, Tennessee, 38119, (the "Lender"),

                     FRED'S, INC., a Tennessee corporation

having its corporate offices at 43OO New Getwell Road, Memphis, Tennessee, 38118, (the "Borrower").

1     RECITALS

     1.1 Borrower's 0perations. The Borrower is engaged in the general retail merchandising of goods through company-owned and franchised stores located in the south and southeast United States. Included in the Borrower's operations are the import of inventory from manufacturers outside of the United States against import letters of credit issued for the Borrower's account.

     1.2 Application for Credit. The Borrower has requested that the Lender make available to it certain credit facilities described below in order to finance its acquisition of inventory, for the acquisition of imported inventory, and to generally finance the business operations of the Borrower which request is in addition to credit facilities made available to Borrower by Lender pursuant to a $15,000,000.00 Commitment made pursuant to a Revolving Loan and Credit Agreement dated May 15, 1992, as amended and modified by a Modification Agreement dated May 31, 1995, and as further amended as Modified by a Modification Agreement dated July 1, 1995 and as further amended and modified by a Modification Agreement dated August 1998 (said Revolving Loan and Credit Agreement and all Modification Agreements being referred to herein collectively as "Credit Facility No. 1"); and

     1.3 Agreement of Lender. The Lender is willing to extend the credit facilities described below and to issue its Credits for the account of the Borrower from time to time on the terms and conditions hereinafter set forth;

     1.4 Agreement. Now, therefore, in consideration of the premises and of other good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

2       DEFINITIONS

     2.1 Definitions. In addition to terms defined elsewhere in this Agreement, the following terms shall have the meanings indicated, which meanings shall be equally applicable to both the singular and plural forms of such terms:

"Advance" shall mean the drawing down by the Borrower of funds from the Lender on any given Advance Date.

"Advance Date" shall mean the date as of which the Bank advances funds to or for the account of the Borrower.

"Affiliate" of any Person shall mean any other Person which, directly or indirectly, controls, or is controlled by, or is under common control with, such Person. For purposes of this definition, "control" of any Person shall mean the power, directly or indirectly, either to (i) vote 50% or more of the securities having ordinary voting power for the election of directors of such Person or
(ii) direct the management and policies of such Person, whether by contract or otherwise. The term "Affiliate" shall include, without limitation, any partnership of which the Borrower or any Affiliate of the Borrower are a general partner or is a limited partner with more than a fifty percent (50%) interest.

"Agreement" shall mean this Seasonal Overline Revolving Credit Agreement.

"Business Day" shall mean a day on which federally chartered commercial banks are required to be open for business in Memphis, Tennessee.

"Closing Date" shall mean the date upon which this Agreement is executed.

"Commitment" shall mean Ten Million Dollars ($10.000.000.00), which Commitment shall be made available to Borrower until December 31, 1999.

"Costs" shall mean all expenses required to be paid by Borrower hereunder.

"Default" shall mean any event which, with the lapse of time, the giving of notice, or both, would become an Event of Default hereunder.

"Event of Default" shall have the meaning defined in Section 9.1.

"Indebtedness" shall mean, for any Person, (a) all indebtedness or other obligations of such Person for borrowed money or for the deferred purchase price of property or services, (b) all indebtedness or other obligations of any other Person the payment or collection of which such Person has guaranteed (except by reason of endorsement for collection in the ordinary course of business) or in respect of which such Person is liable, contingently or otherwise, including, without limitation liable by way of agreement to purchase, to provide funds for payment, to supply funds to or otherwise to invest in such other Person, or otherwise to assure a creditor against loss, (c) all indebtedness or other obligations of any other Person for borrowed money or for the deferred purchase price of property or services secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance upon or in property (including without limitation accounts and contract rights) owned by such Person whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations, and (d) capitalized lease obligations of such Person.

"Interest Rate" shall mean, with respect to any Advance, the interest rate applicable thereto as set forth in Section 4.3.


"Inventory" shall mean finished work, replacement parts, and any other tangible personal property held for lease or sale.

"LIBOR" shall mean the London Inter-Bank Offering Rate as published in the southwest edition of the Wall Street Journal on the date of any determination of Interest Rates for a 30 day period. Effective on any applicable LIBOR change date, the LIBOR based Interest Rates charged the Borrower shall be adjusted upwards or downwards by a number of percentage points (and fractional parts thereof) equal to the adjustment upward or downward in the LIBOR, and calculated on the basis of a 360 day year; provided however, that the rate, as adjusted shall not exceed the maximum rate of interest from time to time during the term hereof which Lender is permitted by law to contract for and charge.

"Loan" shall mean the loan facility governed by this Agreement.

"Loan Account" shall mean an account on the books of the Lender in the name of the Borrower in which shall be recorded loans and Advances made by the Lender to and for the account of the Borrower pursuant to this Agreement; all other charges, expenses and other items properly chargeable to the Borrower; all Costs, all fees charged the Borrower herein, all payments made by the Borrower on account of indebtedness evidenced by the Loan Account, all proceeds of Collateral which are finally paid to the Lender; and other appropriate debits and credits.

"Loan Documents" shall mean each of this Agreement, the Note, and each other document or instrument executed by the Borrower in favor of the Lender in connection with the transaction contemplated hereby, and shall include the Application and any other supporting documentation for the Note.

"Maturity" shall mean December 31, 1999.

"Note" shall mean the promissory note of the Borrower, in substantially the form of the Promissory Note attached hereto as an exhibit, and any promissory note delivered in substitution or replacement thereof under this Agreement.

"Obligations" include, without limitation, any and all liabilities, debts, and obligations of the Borrower to the Lender, of each and every kind, nature and description. under this Agreement, Lender, any other Loan Document or under any other agreement between the Borrower and the Lender. "Obligations" also includes, without limitation, any and all obligations of the Borrower to act or to refrain from acting in accordance with the terms, provisions, and covenants of this Agreement or of any other agreement between the Borrower and the Lender or any other instrument furnished by the Borrower to the Lender. The Lender's books and records shall be prima facie evidence of the amount of the Borrower's Indebtedness to the Lender hereunder.

"Person" shall mean any natural person, corporation, unincorporated organization. trust, joint-stock company, joint venture, association, company, partnership or government, or any agency or political subdivision of any government.

"Prime Rate" shall mean the Union Planters Bank, National Association's published reference rate in effect from time to time for commercial loans. Effective on the first day of each calendar month the Prime Rate based Interest Rates charged the Borrower shall be adjusted upward or downward by a number of percentage points (and fractional parts thereof) equal to the adjustment upward or downward in Union Planters National Bank's Prime Rate, and calculated on the basis of a 360-day year; provided, however, that the rate, as adjusted, shall not exceed the maximum rate of interest from time to time during the term hereof, which Lender is permitted by law to contract for and charge.

2.2 Accounting Terms. Accounting terms not specifically defined in this Agreement shall have the meanings given to them under accounting principles and practices generally accepted in the United States, applied on a basis consistent with prior periods.

2.3 Other Definitional Provisions. The words "hereof', "herein" and "hereunder". and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement. Any Section, Exhibit or Schedule references are to this Agreement unless otherwise specified.

3       REPRESENTATIONS AND WARRANTIES OF THE BORROWER

     In order to induce the Lender to enter into this Agreement and to make the loans provided for herein, the Borrower makes the following representations and warranties to the Lender, all of which shall survive the execution and delivery of this Agreement and the Note.

3.1 Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Tennessee and is duly qualified or licensed to transact business in all places where the nature of the properties owned by it or the business conducted by it makes such qualification necessary or where the failure to be so qualified or licensed might have a material adverse effect upon the financial condition, business or properties of the Borrower.

1.2 Corporate Authority. Neither the authorization, execution, delivery, nor performance by the Borrower of this Agreement or of the other Loan Documents, nor the performance of the transactions contemplated hereby or thereby will violate any provision of the corporate charter or by-laws of the Borrower, and none of the foregoing do or will with the passage of time or the giving of notice, result in a breach of, or result in a default or require any consent under or result in the creation of any lien, charge or encumbrance upon any property or assets of the Borrower pursuant to, any instrument or agreement to which the Borrower is a party or by which Borrower or its respective properties may be bound or affected.

3.1 Financial Condition. The consolidated financial statements of Borrower for the fiscal year ending January 31, 1998, as audited by Borrower's independent auditors, including any related information heretofore furnished to Lender (collectively hereinafter the "Financial Statements"), are true, correct and complete and fairly present the financial condition of the Borrower as of the date of such statements. Other than as reflected in such Financial Statements, Borrower has no direct or contingent obligation or liabilities which are or would be material to the financial condition of Borrower, nor any material unrealized or unanticipated losses from any commitment made by the Borrower. All such Financial Statements furnished to Lender have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. Since January 1, 1998, there has been no material adverse change in the liabilities or assets, or in the condition or prospects, financial or otherwise, of the Borrower from those set forth in the Financial Statements.

3.4 Pending Litigation. Except as heretofore disclosed in the Prospectus to Lender, there are no suits or proceedings pending, or to the knowledge of the Borrower, threatened, before any court or by or before any governmental or regulatory authority, commission, bureau or agency or public regulatory body against or affecting the Borrower which if adversely determined might have a material adverse effect on the financial condition or business of the Borrower.

3.5 Payment of Taxes. The Borrower has properly prepared and filed or caused to be properly prepared and filed all federal, state and local tax returns which are required to be filed and has paid all taxes shown thereon to be due. No extensions of any statute of limitations are in effect with respect to any tax liability of the Borrower.

3.6 Certain Agreements. Borrower is not a party to any agreement or instrument or subject to any court order or governmental decree materially and adversely affecting its business properties or assets, operations or condition (financial or otherwise) in any material respect.

3.7 Authorization. Etc. All authorizations, consents, approvals and licenses required under the corporate charter or by-laws of the Borrower or under applicable law or regulation for the ownership or operation of the property owned or operated by the Borrower or the conduct of any business or activity conducted by the Borrower have been duly issued and are in full force and effect, and the Borrower is not in default, nor has any event occurred which with the passage of time or the giving of notice, or both, would constitute a default under any of the terms or provisions thereof, or under any order, decree, ruling, regulation or other decision or instrument of any governmental commission, bureau or other administrative agency or public regulatory body having jurisdiction over the Borrower, which default might have a material adverse effect on the financial condition or business of the Borrower. No approval, consent or authorization of or filing or registration with any governmental commission, bureau or other regulatory authority or agency is required with respect to the execution, delivery or performance of any of the Loan Documents.

3.8 Use of Loans. The proceeds of the Advances shall be used exclusively for the purpose of funding the day to day operations of the Borrower in the normal course of Borrower's business and for the import of Inventory.

3.9 No Violation. The execution, delivery and performance by the Borrower of the Loan Documents do not and will not result in the breach of or constitute a default, which default materially affects the financial condition of the Borrower, under any indenture or loan or credit agreement or any other agreement in effect as of the date hereof or any lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected, and do not and will not violate any provision of law or regulation applicable to the Borrower, or any writ, order or decree of any court or governmental or regulatory authority or agency applicable to the Borrower. The Borrower is not in default, which default materially affects the financial condition of the Borrower, in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which the Borrower is a party, or any law, regulation, decree or order.

3.10 Binding Effect. Each of the Loan Documents constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower, in accordance with its respective terms.

3.11 Transactions with Affiliates, Officers, Directors and Shareholders. Except as heretofore disclosed to Lender. the Borrower has no indebtedness to or contractual arrangement or understanding, with any of its Affiliates, officers, directors or shareholders.

3.12 Ownership of Properties, Liens. The Borrower has good and marketable title to all its properties and assets, real and personal, which are now carried on its books and reflected on the financial statements, and has valid leasehold interests in its properties and assets, real and personal, which it purports to lease, subject to no mortgage, security interest, pledge, lien, charge, encumbrance or title retention or other security agreement or arrangement of excluding those liens and encumbrances held by the Shelby County, Tennessee Industrial Development Board and others previously disclosed to the Lender in the financial statements and otherwise.

3.13 Indebtedness. Except as previously disclosed to Lender, the Borrower has no outstanding Indebtedness.

3.14 Capitalization.  Except as disclosed in the financial statements to Lender,
(i) all of the issued shares of the common stock of the Borrower have been duly authorized and validly issued, are fully paid and non-assessable and (ii) there are no outstanding preemptive, conversion or other rights, options, warrants or agreements granted or issued by or binding upon the Borrower for the purchase or acquisition of any shares of its capital stock except any existing, or contemplated Employee Stock Ownership Plans ("ESOP").

3.15 Accuracy of Information. All information furnished to the Lender by the Borrower for purposes of this Agreement or any Loan document or any transaction contemplated hereby or thereby is, and all such information hereinafter furnished will be, true and accurate on the date furnished and will not omit any material fact necessary to make such information not misleading at such time. No financial statement or other written document furnished to Lender by Borrower in connection with the Loan contains any untrue statement of a material fact or omits a material fact necessary to make the information contained therein not misleading. There is no fact that the Borrower has not disclosed to Lender in writing that materially adversely affects or, so far as Borrower knows or can foresee, will materially adversely affect the properties, business, prospects, profits, or condition (financial or otherwise) of Borrower or the ability of the Borrower to perform the Agreement or to pay the Note.

4      AMOUNTS AND TERMS OF LOANS

4.1 The Revolving Credit Loan. The Lender agrees, upon terms and conditions of this Agreement, to make Advances from time to time to the Borrower in an aggregate outstanding amount not to exceed at any time the Commitment.

4.2  Requesting the Revolving  Credit Loans.  Each Advance shall be made either:
(1) on written notice given by the Borrower to the Lender; or (ii) in a telephonic request from Borrower, which request shall be followed by written notice from Borrower to Lender within five days from the telephonic request or; (iii) by delivery of a signed check or draft against Borrower's account with Lender (all of which written documents are referred to herein as a "Notice of Advance"); and in any event not later than 11:00 a.m. on the day upon which the Advance is to be made. A Notice of Advance received by Lender after 11:00 a.m. shall be deemed received on the next succeeding Business Day.

4.3 Interest Rate. Each Advance shall bear interest at the rate of the greater of (i) one and one-half percent (1.5%) less than Lender's Prime Rate (which rate of interest is referred to herein as the "Adjusted Prime Rate"); or (ii) three quarters of one percent (.75%) in excess of LIBOR.

The Borrower agrees to pay interest at the rate of the greater of (i) One and one-half percent (1.5%) less than the Prime Rate; or (ii) three quarters of one percent (.75%) in excess of LIBOR (the "Interest Rate") on any and all amounts of principal advanced and unpaid under this Note from time to time, and on all other fees, expenses, charges and other amounts accrued and outstanding hereunder from time to time in the full amount thereof, monthly in arrears on the first day of each month, commencing on the first day of the month next following the month first above written.

4.4 Payment of Interest and Charges. The Borrower promises to pay interest on the outstanding principal balance of all Advances from the dates of their respective fundings until the same are repaid at a per annum rate equal to the applicable Interest Rate. In addition, the Borrower promises to pay interest on the entire outstanding principal balance of all Advances from the date of maturity or extension hereof, whether such maturity occurs as a result of a default or for any cause other than or in addition to demand, at the maximum rate which the Lender may contract for or charge on the date hereof, or on such date, whichever is greater.

4.5 Repayment of Principal and Interest. The aggregate principal amount of all Advances and interest accrued thereon shall be due and payable in full on demand, or if no demand is made, then as follows:

     4.5.1 Interest. Interest, in the full amount thereof accruing shall be due and payable in arrears monthly, on the first day of each calendar month, (with notice to Borrower by Lender of the amount due and method of computation) commencing on May 1, 1999.

     4.5.2 Principal. Principal shall be payable in full at the end of the term of this Agreement, whether by maturity, demand, or otherwise.

4.6 Funding of Revolving Credit Loans. Upon fulfillment of the conditions set forth in Section 5 hereof, the Lender shall on each Advance Date make available to the Borrower the amount of the requested Advance, provided that the aggregate amount of all Advances outstanding at any one time shall not exceed the Commitment, by transfer of immediately available funds to an account maintained by the Borrower with the Lender. The revolving loan Advances made by the Lender from time to time to the Borrower under this Agreement shall be made against, evidenced by and repaid with interest thereon in accordance with the Note of the Borrower, a copy of which is attached as an exhibit hereto, in an aggregate principal amount equal to the outstanding- loan balance.

4.7 Loan Account. Advances and payments on a Note shall be recorded by the Lender in the Loan Account of the Borrower. A statement of interest due and the debit balance of the Loan Account, disclosing the amount of Borrower's indebtedness to the Lender from time to time by reason of Advances, loans and other appropriate charges hereunder and showing the applicable Interest Rates, shall be delivered to the Borrower by the Lender monthly. The Borrower agrees to review each such statement promptly after receipt and to bring any errors or discrepancies to the Lender's attention promptly.

4.8 Fees. In addition to the Interest Rate charged the Borrower, the Borrower shall pay to the Lender the following fees:

     4.8.1 Eighteen hundredths of one percent (0.18%) on an annualized basis, applied to the average daily difference between the Commitment and the aggregate of all Advances outstanding on each day, payable monthly.

4.9 Term. The term of this Agreement and Lender's Commitment hereunder shall continue until demand, or if no demand, until Maturity at which time this Agreement shall be terminated, and the entire principal balance of the Revolving Loan, together with interest, fees and charges thereon shall be due and payable in full.

4.10 Notes. The Borrower's obligations to pay the principal of, and interest on the Loans made by the Lender shall in each case be evidenced by the Promissory Note attached hereto as an exhibit, in an aggregate principal amount equal to the outstanding loan balance.

5        CONDITIONS TO ADVANCE

     The Lender shall not be obligated to make any Loan or Advance to the Borrower hereunder unless the following conditions have been satisfied, in the reasonable opinion of Lender and its counsel:

5.1 Each Advance. The obligation of the Lender to make each Advance hereunder is subject to the following conditions precedent, each of which shall have been met or performed on or before the Advance Date:

     5.1.1 Borrower's Use of 0ther Credit Facility. The Borrower shall have received loans from Lender pursuant to Credit Facility No. 1 and, in consequence thereof, no further Advances pursuant thereto are available to Borrower; and, no Event of Default shall have occurred and be continuing under Credit Facility No.
1. In this Section 5. 1.1 all defined terms shall have the meanings set forth in Credit Facility No. 1.

     5.1.2 No Default. No Default or Event of Default shall have occurred and be continuing or will occur upon the making of the Advance.

     5.1.3 Correctness of Representations. The representations and warranties made by the Borrower in this Agreement (with the exception of Section 3.12 and 3.13) shall be with the same force and effect as though such representations and warranties had been made on and as of the Advance Date.

     5.1.4 Notice of Advance. The Borrower shall have delivered to the Lender the Notice of Advance provided for in Section 4.2 hereof.

     5.1.5 No Litigation; Certain Other Conditions. There shall be no suit or proceeding, pending, or threatened before any court or by or before any governmental or regulatory authority, commission, bureau or agency or public regulatory body which suit or proceeding which if determined adversely to the Borrower, could reasonably be expected to have a material adverse effect on the financial condition or business of the Borrower.

     5.1.6 No Material Adverse Change. There shall have been no material adverse change in the financial condition, business or prospects of the Borrower since the date of the initial Balance Sheet, other than disclosed in the Prospectus and which change has not or cannot be remedied by Borrower within ninety (90) days.

6        AFFIRMATIVE COVENANTS OF THE BORROWER

     Borrower covenants and agrees that from the date of execution of this Agreement and until the payment in full of the principal of and interest upon the Note and all other Obligations of Borrower to Lender hereunder:

6.1 Reporting Requirement. Unless the Lender shall otherwise consent in writing, Borrower shall prepare and deliver to the Lender:

     6.1.1 A company prepared quarterly income statement and balance sheet together with year to date summaries and with a copy of Borrower's Form 10-Q filed with the Securities Exchange Commission for the same quarter within 45 days of the end of each quarter, or as soon as the information is reasonably available.

     6.1.2 Audited annual financial statements including balance sheets and income statements prepared by a certified public accounting firm of national recognition within ninety (90) days of the end of each fiscal year.

     6.1.3 Promptly after the commencement thereof, notice of all actions, suits and proceedings of the type described in Section 5.1.5 before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting the Borrower;

     6.1.4 As soon as possible and in any event within ten days after the occurrence of each Default or Event of Default, the statement of the chief financial officer or Treasurer of the Borrower setting forth details of such Default or Event of Default and action which the Borrower proposes to take with respect thereto; and

     6.1.5 As soon as possible and in any event within ten days after the occurrence thereof, notice as to any other event which with the passage of time, the giving, of notice or otherwise, could reasonably be expected to result in a material adverse change in the financial condition, business or prospects of the Borrower;

     6.1.6 Promptly after the sending or filing thereof copies of all financial statements and reports which the Borrower sends to its stockholders, and copies of all regular periodic and special reports and all registration statements which the Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange.

     6.2 Loan Proceeds. The Borrower will use the proceeds of the Loans only for the purposes set forth in this Agreement, and will furnish the Lender with all evidence that it may reasonably require with respect to such use.

6.3 Maintenance of Business and Properties; Insurance. The Borrower will continue to engage in businesses of the same general nature as the business engaged in by the Borrower during the present and preceding fiscal year; at all times maintain, preserve and protect all material franchises and trade names and preserve all the Borrower's tangible property used or useful in the conduct of its business and keep the same in good repair, working order and condition, ordinary wear and tear excepted, and from time to time make all needful and proper repairs, renewals, replacements, betterments, and improvements thereto so that the business carried on in connection therewith may be conducted properly and advantageously at all times. The Borrower shall continue all of its current operations in its name, and the Borrower shall not commence any operation or business in competition with the current operations and businesses of the Borrower.

6.4 Financial Covenants. The Borrower agrees to observe and fully comply with the financial covenants specified in Paragraph G of that Modification Agreement dated August 1998 regarding Credit Facility No. 1.

6.5 Payment of Taxes. The Borrower will pay and discharge all taxes, assessments, and governmental charges or levies imposed upon the Borrower or upon its income or profits, or upon any other properties belonging to the Borrower, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a lien or charge upon any properties of the Borrower.

6.6 Compliance with Laws, etc. The Borrower will comply with the requirements of all applicable laws, rules, regulations and orders of any governmental authority, noncompliance with which might have a material adverse effect on the business, operation or credit of the Borrower, including, without limitation, all labor laws, environmental laws, and equal access and disability laws.

6.7 Books and Records. The Borrower shall keep true and correct records and books of account, in which entries will be made in accordance with generally accepted accounting principles consistently applied, reflecting all financial transactions. Lender or its representatives (including officers or employees of Union Planters Bank, National Association) shall be afforded reasonable access to and the right to examine and copy at Lender's expense any such books and or records at any time during normal business hours upon 3 Business Days prior notice.

     6.8 Payment of Expenses. The Borrower shall pay any and all legal fees and stamp and other taxes payable or determined to be payable in connection with the execution and delivery of any Loan Documents. All obligations provided for in this Section shall survive any termination of this Agreement. In the event of a Default hereunder, Borrower shall indemnify Lender against all reasonable costs and expenses (including, without limitation, reasonable legal fees, costs and expenses and including costs of attending and preparing for depositions and other court proceedings) of whatsoever kind and nature incurred by Lender in the collection, enforcement or administration of the Loan and this Agreement or the protection of Lender's rights.

6.8 Payment of Expenses. The Borrower shall pay any and all legal fees and expenses determined to be payable in connection with the Commitment and with the documentation of the Loan. All obligations provided for in this Section shall survive any termination of this Agreement.

6.9 Maintenance of Account. The Borrower shall maintain its primary depository relationship with the Lender throughout the term of this Agreement.

7        NEGATIVE COVENANTS OF THE BORROWER AND GUARANTORS

     The Borrower covenants and agrees that from the date of execution of this Agreement and until the payment in full of the principal of and interest upon the Note, the Borrower will not, without the prior written consent of the
Lender:

7.1 Other Contractual or Contingent Obligations or Indebtedness. Incur any material indebtedness to any other party except for: (i) borrowings which are made for fixed asset purchases and (ii) borrowings which are unsecured and either subordinated or otherwise made subject to or equal with the facilities granted hereunder upon terms acceptable to the Lender.

8        SECURITY INTERESTS

8.1 Grant of Security Interest. It is agreed by Lender and Borrower that the loan and credit facility provided hereunder shall be unsecured.

8.2 No Additional Security Interests. Borrower shall not borrow any additional funds or purchase any inventory on credit terms under any program whereby a substantial portion of its inventory should become subject to the security interest of any third party, except for goods held on consignment. Borrower agrees not to sign a security agreement granting or constituting a security interest in any of its inventory or sign any financing statement giving notice of any of the foregoing, nor to grant, convey or permit any lien, encumbrance on or pledge of its inventory.

9        EVENTS OF DEFAULT

9.1 Events of Default. The occurrence of any one of the following events ("Events of Default") shall be an event of default hereunder:

     9.1.1 Any representation or warranty made by the Borrower herein in any other Loan Document, or in any certificate or report furnished by the Borrower hereunder or thereunder. shall prove to have been incorrect in any material respect when or as of when made; or

     9.1.2 Default shall be made by the Borrower in the payment within 10 days of the due date of any principal or interest installment on the Notes, or in the payment, when due, of any other instrument relating to borrowed funds, or there shall be any material default under any other material agreement from time to time in effect between the Borrower and the Lender; or

     9.1.3 Default shall be made by the Borrower in any of its obligations under
Section 6.1 (relating to reporting requirements) or Section 6.4 (relating to financial covenants) and shall not be cured within ten (10) days after written notice thereof by the Lender to the Borrower; or

     9.1.4 Default shall be made by the Borrower in the due observance or performance of any other material covenant, condition or agreement on the part of Borrower to be observed or performed under the terms of this Agreement and shall not be cured within thirty (30) days after written notice thereof by the Lender to the Borrower; or

     9.1.5 The Borrower shall (1) voluntarily terminate operations or apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of the Borrower, or of all or of a substantial part of the assets of the Borrower, (2) admit in writing its inability, or be generally unable, to pay its debts as the debts become due, (3) make a general assignment for the benefit of its creditors, (4) commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (5) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, (6) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Federal Bankruptcy Code or applicable state bankruptcy laws or (7) take any corporate action for the purpose of effecting any of the foregoing; or

9.1.6 Without its application, approval or consent, a proceeding shall be commenced, in any court of competent jurisdiction, seeking in respect of the
Borrower: the liquidation, reorganization, dissolution, winding-up, or composition or readjustment of debt, the appointment of a trustee, receiver, liquidator or the like of the Borrower or of all or any substantial part of the assets of the Borrower, or any Affiliate or other like relief in respect of the Borrower under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; and, if the proceeding is being contested in good faith by the Borrower, as the case may be, the same shall continue undismissed, or unstayed and in effect for any period of thirty
(30) consecutive days, or an order for relief against the Borrower shall be entered in any involuntary case under the Federal Bankruptcy Code or applicable state bankruptcy laws; or

     9.1.7 Any foreclosure or other proceedings shall be commenced to enforce, execute or realize upon any lien, encumbrance, attachment, trustee process, mortgage or security interest which is (or purports to be) prior to or on a parity with the liens, mortgages, security interests or other rights in the Borrower's property created under any Loan Document.

     9.1.8 The occurrence of a Default or Event of Default under Credit Facility No. 1.

THEREUPON, in the case of any such event, the Lender may, at its option: (A) immediately reduce to zero the Commitment hereunder, and/or (B) immediately declare any Obligations not otherwise due and payable at such time to be forthwith due and payable, whereupon the same shall become forthwith due and payable; and, in the case of any event described in Sections 9.1.5, 9.1.6 or 9.1.7, the Commitment hereunder shall automatically be reduced to zero, without any action on the part of the Lender. Upon the declaration by the Lender that the entire Indebtedness of the Borrower to the Lender is immediately due and payable, any Obligation not otherwise due and payable at such time shall become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, anything, contained herein or in the Note to the contrary notwithstanding; and, further, in each and every such occurrence the Lender may proceed to protect and enforce its rights by suit in equity, action or law and/or other appropriate proceedings either for specific performance of any covenant or condition contained in this Agreement or in any instrument or assignment delivered to the Lender pursuant to this Agreement, or in aid of the exercise of any power granted in this Agreement or any instrument or assignment.

10       MISCELLANEOUS

10.1 No Waiver, Remedies Cumulative. No failure on the part of the Lender to exercise and no delay in exercising any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and are not exclusive of any remedies provided by law.

10.2 Survival of Representations. All representations and warranties made herein shall survive the making of the Loans hereunder and the delivery of the Note.

     10.3 Notices. Unless telephonic notice is specifically permitted pursuant to the terms of this Agreement, any notice or other communication hereunder to any party hereto shall be by facsimile, telex or registered or certified mail (return receipt requested) and shall be effective upon actual receipt. Notice shall be in the mails, postage prepaid, addressed to the party at its address specified in the preamble hereto (or at any other address that such party may here after specify to the other parties in writing).

10.4 Tennessee Law. This Agreement and each of the Loan Documents shall be deemed a contract made under the law of the State of Tennessee and shall be governed by and construed in accordance with the internal laws of said state (without regard to its conflict of laws rules).

10.5 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the Borrower and the Lender, and their respective successors and assigns; provided that the Borrower may not assign any of their rights hereunder.

10.6 Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute one and the same instrument.

10.7     Jurisdiction,  Service of Process.

     10.7.1 Any suit, action or proceeding against the Borrower with respect to any of the Loan Documents or any judgment entered by any court in respect of any thereof may be brought in a court of competent jurisdiction as the Lender (in its sole discretion) may elect, and Borrower hereby accepts the nonexclusive jurisdiction of such courts for the purpose of any suit, action or proceeding.

10.7.2 In addition, Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it or they may now or hereafter have to the laying of venue of any suit, action or proceeding, arising out of or relating to any of the Loan Documents or any judgment entered by any court in respect thereof brought in any court of competent jurisdiction and hereby further irrevocably waives any claim that any suit, action or proceeding, brought in any such court of competent jurisdiction has been brought in an inconvenient forum.

     10.8 Limit on Interest. Anything herein or in the Notes to the contrary notwithstanding the obligations of the Borrower under this Agreement and the Notes to the Lender shall be subject to the limitation that payments of interest to the Lender shall not be required to the extent that receipt of any such payment by the Lender would be contrary to provisions of law applicable to the Lender (if any) or the Borrower which limit the maximum rate of interest which may be charged or collected by the Lender; provided, however, that nothing herein shall be construed to limit the Lender to presently existing maximum legal rates of interest, if an increased interest rate is hereafter permitted by reason of applicable federal or state legislation.

10.9 Amendments, Modifications, Waivers. This Agreement and the other Loan Documents may be amended, modified or waived only by a writing executed by the Lender and the Borrower.

10.10 Headings. The headings of this Agreement are for convenience only and are not to affect the construction of or to be taken into account in interpreting the substance of this Agreement.

10.11 Waiver of Notice, Etc. Except to the extent that written notice is required under the express provisions of this Agreement, Borrower waives demand, notice, protest, notice of loans made, credit extended, collateral received or delivered or other action taken in reliance hereon and all other demands and notice of any description. With respect to the Obligations, the Borrower assents to any extension or postponement of the time of payment or any other indulgence, to the addition or release of any party or persons primarily or secondarily liable, to the acceptance of partial payment thereon and the settlement, compromising or adjusting of any thereof, all in such manner and at such time or times as the Lender may deem advisable.

10.12 Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

     10.13 Loan Administration, Borrower acknowledges that as of the date of this Agreement the Lender has properly and satisfactorily administered Credit Facility No. 1 and the Loan Documents as defined in this Agreement between the parties dated August 1998 (the " 1998 Credit Agreement"). The execution of this Agreement does not discharge Borrower of the Indebtedness to Lender arising pursuant to the 1998 Credit Agreement or otherwise and all rights of Lender against Borrower with respect to the Indebtedness arising pursuant to the 1998 Credit Agreement are expressly reserved by Bank.

10.14 Limitation on Obligation to Make Advances. Other provisions in this Agreement to the contrary notwithstanding, Lender shall have no obligation to make an Advance hereunder at a rate of interest determined under Section 4 that is less than three quarters of one percent (.75%) over LIBOR.

10. 1 5 Entire Agreement. This Agreement and the other Loan Documents constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

Lender:                                             Borrower:
UNION PLANTERS BANK,                                FRED'S, INC.
NATIONAL ASSOCIATION                                a Tennessee corporation
a national banking association

By:                                        By:
Name:    Elizabeth Rouse                   Name:    Richard B. Witaszak
Title:   Vice President                    Title:   Chief Financial Officer

                                                                   EXHIBIT 10.21


                               TERM LOAN AGREEMENT



         THIS TERM LOAN AGREEMENT ("Agreement") is made and entered into as of the 23rd day of April, 1999, by and between FRED'S, INC., a Tennessee corporation, with its principal office located at 4300 New Getwell Road,
     Memphis, Tennessee 38118 ("Borrower"), and FIRST AMERICAN NATIONAL BANK, a national banking association with offices located at 6000 Poplar Avenue, Suite 300, Memphis, Tennessee 38119 ("Lender"),

                              W I T N E S S E T H:

     WHEREAS, Borrower has requested and Lender has agreed to extend a term loan to Borrower in the principal amount of Two Million Two Hundred Fifty Thousand and no/100 Dollars ($2,250,000.00) (the "Loan"), on the terms and conditions hereinafter set forth, and for the purposes hereinafter set forth; and

     WHEREAS, in order to induce Lender to make the Loan to Borrower, Borrower has made certain representations to Lender; and

     WHEREAS, Lender, in reliance upon the representations and inducements of Borrower, has agreed to extend the Loan upon the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the agreement of Lender to enter into this Agreement and to extend the Loan, the mutual covenants and agreements hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Lender hereby agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

     1.01 Defined Terms. As used herein the following terms shall have the following meanings:

     "Affiliate" of any Person shall mean any other Person directly or indirectly controlling, controlled by, or under common control with, such Person, whether through ownership of voting securities, by contract or otherwise.

     "Agreement" shall mean this Term Loan Agreement, as the same may from time to time be amended, supplemented or otherwise modified from time to time.

     "Closing Date" shall mean April 23, 1999.

         "EBITDA" at the end of any fiscal quarter of the Borrower means the sum of (i) the consolidated net income of the Borrower and its Subsidiaries for the previous four fiscal quarter period of the Borrower (excluding extraordinary gains and losses and, to the extent not extraordinary, gains from the sale or other disposition of capital ssets of the Borrower) plus (ii) interest and tax expense of the Borrower and its Subsidiaries for such previous four fiscal quarter period plus (iii) depreciation and amortization expense of the Borrower and its Subsidiaries for such four fiscal quarter period plus (iv) capital lease expense of Borrower and its Subsidiaries for such four fiscal quarter period.

         "Equipment" shall meanthe computer and other equipment described on Exhibit "A" hereto.

     "Indebtedness" of a Person, at a particular date, shall mean, without duplication, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property, (b) the face amount of all letters of credit issued for the account of such Person and, without duplication, all outstanding drafts drawn thereunder and any unpaid reimbursement obligation or indemnity with respect thereto, (c) all liabilities secured by any lien on any property owned by such Person, to the extent attributable to such Person's interest in such property, even though such Person has not assumed or become liable for the payment thereof, (d) all liabilities of such Person under capital leases and (e) all indebtedness of such Person arising under acceptance facilities; but excluding trade and other accounts and accrued expenses payable in the ordinary course of business and accrued reserves with respect to expenses arising in the ordinary course of business.

     "Loan Documents" shall mean this Agreement, the Note, and any and all other documents, instruments, certificates or other agreements executed in connection with the Loan which evidences or secures the Indebtedness under any of the foregoing, individually, a "Loan Document".

     "Maturity Date" shall mean April 15, 2003.

     "Net Worth" of the Borrower shall mean all tangible assets of the Borrower and its Subsidiaries on a consolidated basis. There shall be excluded therefrom all intangible assets, including, but without limitation, organizational expenses, patents, trademarks, copyrights, goodwill, covenants not to compete, research and development costs, training costs, treasury stock and all unamortized debt discounts, all deferred income taxes and all deferred charges. "Tangible Net Worth," "assets" and "liabilities" shall be computed in accordance with generally accepted accounting principles consistently applied, except that shareholder notes receivable shall be excluded.

     "Obligations" shall mean the unpaid principal amount of, and interest on (including, without limitation, interest accruing after the maturity of the Loan and interest accruing after the filing of any petition in bankruptcy or the commencement of any insolvency, reorganization or like proceeding, relating to the Borrower, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding) the Note and all other obligations and liabilities of the Borrower to Lender, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter incurred, which may arise under, out of, or in connection with, this Agreement, the Note, or any other document or Loan Document executed and delivered in connection therewith or herewith, whether on account of principal, interest, reimbursement obligations, fees, indemnities, costs, expenses (including, without limitation, all fees and disbursements of counsel to Lender that are required to be paid by the Borrower pursuant to the terms of this Agreement) or otherwise.

     "Person" shall mean any individual, partnership, firm, corporation, association, joint venture, trust, limited liability company or other entity, or any government or political subdivision or agency, department or instrumentality thereof.

     "Subsidiary" means (i) any corporation of which more than fifty percent (50%) of the issued and outstanding Voting Stock is owned or controlled at the time as of which any determination is being made directly or indirectly by any Person; or (ii) any limited liability company, partnership or limited partnership of which more than fifty percent (50%) of the interests therein is owned or controlled at the time as of which determination is being made, directly or indirectly by any Person.

     "Total Capitalization" shall mean, with any date, the sum of (i) Total Liabilities plus (b) Net Worth of the Borrower and its Subsidiaries.

     "Total Liabilities" shall mean, at any date, all liabilities, including without limitation all contingent liabilities and all obligations relative to the face amount of letters of credit, whether or not drawn, any banker's acceptance and reimbursement obligations, of the Borrower and its Subsidiaries, calculated on a consolidated basis without duplication in accordance with generally accepted accounting principles consistently applied.

     "Voting Stock" means securities of any class of a corporation, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or those performing a similar function).

     1.02 Accounting Terms. As used in this Agreement, the Note, or any certificate, report or other Loan Document made or delivered pursuant to this Agreement, accounting terms not defined herein, shall have the respective meanings given to them under generally accepted accounting principles.

     1.03 Other Definitional Provisions.

     (a) Unless otherwise defined herein, all terms defined in this Agreement shall have the same defined meanings when used in the Note, or any certificate, report or other Loan Document made or delivered pursuant to this Agreement.

     (b) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement and Section, Subsection, Schedule and Exhibit references are to this Agreement, unless otherwise specified. Defined terms used in the singular may also refer to the plural of such term when used in this Agreement, and the use of defined terms in the plural form may also refer to the singular use of such term.

                                   ARTICLE II

                                    TERM LOAN

     2.01 Note. The Borrower's obligation to pay the principal of, and interest on, the Loan made by Lender shall be evidenced by a promissory note (the "Note") in an amount equal to $2,250,000.00 in substantially in the form attached as Exhibit "B" hereto.

     2.02 Interest Rates and Payment Dates. The Loan shall bear interest on the outstanding principal amount thereof at a rate equal to 6.150% percent per annum. Monthly installments of principal in the amount of $46,875.00 plus accrued interest on the entire unpaid principal balance of the Note shall be payable on the 15th day of each month during the term of the Loan commencing May 15, 1999, until April 15, 2003, on which date the entire outstanding principal and all accrued interest shall be due and payable.

     2.03 Computation of Interest. Interest shall be calculated on the basis of a 360 day year, as applicable for the actual days elapsed.

     2.04 Purpose of Loan and Use of Proceeds. The purpose of the Loan shall be to purchase the Equipment. The proceeds of the Loan shall not be used for any other purpose(s).

     2.05 Prepayment. If, prior to the Maturity Date, Borrower prepays the Loan, in part or in full, Borrower shall be obligated to pay, in addition to amounts due under the Loan Documents, a "Premium" determined in accordance with Schedule 2.05.

     2.06 Right of Set-Off. Upon the occurrence and during the continuance of any Event of Default, Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set-off and apply any and all monies, securities and other property of Borrower and the proceeds thereof, now or hereafter held or received by, or in transit to Lender from or for the Borrower, whether for safekeeping, custody, pledge, transition, collection or otherwise and all deposits (general or special, time or demand, provisional or final) at any time held and other Indebtedness any time owing by Lender to or for the credit or the account of Borrower against any and all of the Obligations of Borrower now or hereafter existing under this Agreement and the Note, irrespective of whether or not Lender shall have made any demand under this Agreement or the Note and although such Obligations may be unmatured. Lender agrees promptly to notify Borrower after any such set-off and application made by Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of Lender under this Section are in addition to other rights and remedies which Lender may have.

                                   ARTICLE III

                              CONDITIONS PRECEDENT

     3.01 Conditions to the Loan. The obligation of Lender to enter into this Agreement to make the Loan hereunder shall be subject to the fulfillment prior to or contemporaneously with the execution of this Agreement of the following conditions to the satisfaction of Lender:

     (a) Agreement and Note. Lender shall have received an original of this Agreement duly executed by a duly authorized officer of Borrower and the original of the Note, duly executed by a duly authorized officer of Borrower, each conforming to the requirements hereof.

     (b) Legal Opinion of Counsel to Borrower . Lender shall have received an original of an opinion, dated the Closing Date, of Waring Cox, PLC, counsel to Borrower, in such form, scope and substance satisfactory to Lender.

     (c) Authorizing Resolutions. Lender shall have received a copy of the resolutions of the Board of Directors of Borrower authorizing the execution, delivery and performance of each of the Loan Documents, as certified by the Secretary or Assistant Secretary of the Borrower as of the Closing Date, which certificate shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded as of the Closing Date.

     (d) Corporate Documents. Lender shall have received (i) a copy of the Articles of Incorporation of the Borrower certified by the Secretary of State of Tennessee and (ii) a copy of the By-Laws (as amended through the Closing Date) of the Borrower certified by the Secretary of the Borrower.

     (e) Consents, Licenses, Approvals, etc. Lender shall have received, together with executed certificates, true copies (in each case certified as to authenticity on such date by a duly authorized officer of Borrower) of all documents and instruments, including, in the reasonable judgment of the
Borrower, all material consents, authorizations, filings, licenses and approvals, if any, required in connection with the execution, delivery and performance by the Borrower and the validity and enforceability of, this Agreement, the Note and the other Loan Documents, and such licenses and approvals shall be in full force and effect.

     (f) No Legal Restraints. There shall be no litigation, inquiry, injunction, restraining order, investigation or proceeding of or before any governmental authority (including any proposed statute, rule or regulation) pending or, to the best knowledge of Borrower threatened against the Borrower or any of its respective properties or revenues with respect to the Loan Documents or any of the transactions contemplated hereby or thereby. There shall be no injunction, writ, preliminary restraining order or any order of any nature issued by any governmental authority directing that any of the transactions provided for herein, in the Note or in any of the other Loan Documents not be consummated as herein or therein provided which, if adversely determined, would have a material adverse effect on the business, operations, property, assets or financial condition of Borrower as a whole.

     (g) Fees. All fees required to be paid on or prior to the Closing Date shall have been paid.

     (h) Representations and Warranties. The representations, warranties and disclosures made by Borrower in this Agreement or in any certificate, Loan Document or financial or other statement furnished in connection herewith or therewith, shall be true and correct in all material respects on and as of the Closing Date with the same effect as if made on such date.

     (i) Certificate of Existence. Lender shall have received a copy of a certificate dated as of a recent date from the Secretary of State of the State of Tennessee or other appropriate authority of such jurisdiction, evidencing the existence of the Borrower in Tennessee.

     (j) No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on the Closing Date or after giving effect to the Loan. No event of default (or condition which would constitute an event of default with the giving of notice, the lapse of time, or both) under material (in the reasonable opinion of the Borrower and the Lender) contracts of the Borrower such as, but not limited to, agreements with respect to capital stock, financing documents and lease agreements shall have occurred and be continuing on the Closing Date.

     (k) Material Adverse Change. For the period from October 31, 1998, to the Closing Date, there shall have been (i) no material adverse change in the business, operations, properties, assets or financial condition of Borrower and
(ii) no occurrence or event which shall have a material adverse effect on the rights and remedies of the Lender or on the ability of the Borrower to perform its obligations to the Lender. The Lender shall not have become aware of any undisclosed materially adverse information with respect to (i) the business, operations, properties, assets or financial condition of Borrower, (ii) the ability of the Borrower to perform its obligations under the Loan Documents or
(iii) the rights and remedies of the Lender under the Loan Documents.

     (l) Closing Certificate. Lender shall have received a certificate (the "Closing Certificate") substantially in the form of Exhibit "C" dated as of the Closing Date, signed by an officer of the Borrower, to the effect that (i) no default has occurred and is continuing on the Closing Date and (ii) the representations and warranties of the Borrower contained in Article IV are true on and as of the Closing Date.

     (m) Additional Matters. All proceedings and all other documents and legal matters in connection with the transactions contemplated by this Agreement, the Note and the other Loan Documents shall be reasonably satisfactory in form and substance to Lender and its counsel.

     (n) UCC Releases. Lender shall have received executed UCC-3 Releases of financing statement nos. 234069 and 471648 filed with the Tennessee Secretary of State in favor of Unisys Corporation evidencing the release of the Equipment from the liens thereon.


                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

     In order to induce Lender to enter into this Agreement and to make the Loan, Borrower hereby represents and warrants to Lender as follows:

     4.01 Existence of Borrower. Borrower is a corporation, duly organized, validly existing and in good standing under the laws of the State of Tennessee; and has the power to own and operate its properties, to carry on its business and to enter into and to perform its obligations under the Loan Documents. Borrower is duly qualified as a foreign corporation and in good standing in all states where the nature and extent of the business transacted by Borrower or the ownership of Borrower's assets makes such qualification necessary and where the failure to be so qualified would have a material adverse effect upon the financial condition or properties of the Borrower, considered on a consolidated basis.

     4.02 Authorization. Borrower has full legal right, power and authority to conduct its business and affairs in the manner contemplated by the Loan Documents, and to enter into and perform its obligations thereunder, without the consent or approval of any other Person. The execution and delivery of this Agreement, the borrowing hereunder, the execution and delivery of each Loan Document and the performance by Borrower of its obligations thereunder are within the powers of Borrower and have been duly authorized by all necessary action properly taken, have received all necessary governmental approvals, if any were required, and do not and will not contravene or conflict with any provision of law, any applicable judgment, ordinance, regulation or order of any court or governmental agency binding upon Borrower or its properties, the Certificate of Incorporation or By-Laws of Borrower, or any agreement binding upon Borrower or its properties. The Person(s) executing this Agreement, the Note and all of the other Loan Documents are duly authorized to act on behalf of Borrower.

     4.03 Validity and Binding Effect. This Agreement and the other Loan Documents are the legal, valid and binding obligations of Borrower enforceable in accordance with their respective terms.

     4.04 Good Title to Properties. Borrower has or shall acquire good and marketable title to all its properties and assets, including, without limitation, the Equipment, subject to no prior loans, liens, security interests, agreements or other financings except as disclosed to Lender hereunder pursuant to Schedule 5.02(e). Consummation of the transactions hereby contemplated and the performance of the obligations of Borrower under and by virtue of the Loan Documents will not result in any breach of, or constitute a default under, any mortgage, security deed or agreement, deed of trust, lease, bank loan or credit agreement, corporate charter or by-laws, agreement or certificate of limited partnership, partnership agreement, operating agreement, license, franchise or any other instrument or agreement to which Borrower is a party or by which Borrower or its properties may be bound or affected.

     4.05 Place of Business. The records with respect to all of the Equipment are maintained at Borrower's chief place of business and chief executive office, which has the address of 4300 New Getwell Road, Memphis, Tennessee 38118. The Equipment is or will be located at the following location:

                           4300 New Getwell Road
                           Memphis, Tennessee 38118


     4.06 Litigation. There are no actions, suits or proceedings pending, or, to the knowledge of Borrower, threatened, against or affecting Borrower or any of its Subsidiaries or involving the validity or enforceability of any of the Loan Documents, at law or in equity, or before any governmental or administrative agency, except actions, suits and proceedings described on Schedule 4.06 that if adversely determined would impair the ability of Borrower to perform each and every one of its obligations under and by virtue of the Loan Documents; and to Borrower's knowledge, Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or any governmental authority binding upon Borrower or its properties.

     4.07 Financial Statements. The consolidated balance sheet of the Borrower and the financial statement of Borrower heretofore delivered to Lender is true and correct in all respects, has been prepared in accordance with generally accepted accounting principles consistently applied, and fairly presents the financial condition of Borrower as of the date thereof. No material adverse change has occurred in the financial condition of Borrower, considered on a consolidated basis, since the date thereof, and no additional borrowings have been made by Borrower since the date thereof (other than pursuant hereto or as disclosed herein).

     4.08 No Defaults. No Default or Event of Default by Borrower exists under this Agreement or any of the other Loan Documents, and no material default exists under any other instrument or agreement to which Borrower is a party or by which Borrower or its properties may be bound or affected, and no event has occurred and is continuing that with notice or the passage of time or both would constitute a material default or event of default thereunder.

     4.09 Compliance With Law. Borrower and its Subsidiaries each has obtained all necessary licenses, permits and governmental approvals and authorizations necessary or proper in order to conduct their respective businesses and affairs as heretofore conducted and as hereafter intended to be conducted. Borrower and its Subsidiaries each is in compliance with all laws, regulations, decrees and orders applicable to it (including, but not limited to laws, regulations, decrees and orders relating to environmental, occupational and health standards and controls, antitrust, monopoly, restraint of trade or unfair competition), except to the extent that noncompliance, in the aggregate, cannot reasonably be expected to have a material adverse effect on its business, operations, property or financial condition considered on a consolidated basis and will not materially adversely affect its ability to perform its obligations under the Loan Documents. Borrower has not received, and does not reasonably expect to receive, any order or notice of any violation or claim of violation of any law, regulation, decree, rule, judgment or order of any governmental authority or agency relating to the ownership and/or operation of its properties, as to which the cost of compliance would be material and the consequences of noncompliance would be materially adverse to its business, operations, property or financial condition considered on a consolidated basis, or which would impair its ability to perform its obligations under the Loan Documents.

     4.10 No Burdensome Restrictions. No instrument, document or agreement to which Borrower is a party or by which it or its properties may be bound or affected materially adversely affects, or may reasonably be expected to so affect, the business, operations, property or financial condition thereof, considered on a consolidated basis.

     4.11 Taxes. Borrower and its Subsidiaries each has filed or caused to be filed all tax returns that to Borrower's knowledge are required to be filed (except for returns that have been appropriately extended), and has paid all taxes shown to be due and payable on said returns and all other taxes, impositions, assessments, fees or other charges imposed on it by any governmental authority, agency or instrumentality, prior to any delinquency with respect thereto (other than taxes, impositions, assessments, fees and charges currently being contested in good faith by appropriate proceedings, for which appropriate amounts have been reserved). No tax liens have been filed against Borrower or any of the property thereof.

     4.12 Year 2000 Representations and Warranties.

     (a) Borrower has (i) begun analyzing the operations of Borrower and its Subsidiaries and Affiliates that could be adversely affected by failure to become Year 2000 compliant (that is, that computer applications, imbedded microchips and other systems will be able to perform accurately date-sensitive functions prior to and after December 31, 1999) and; (ii) developed a plan for becoming Year 2000 compliant in a timely manner, the implementation of which is on schedule in all material respects. Borrower reasonably believes that it will become Year 2000 compliant for its operations and those of its Subsidiaries and Affiliates on a timely basis except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower, considered on a consolidated basis.

     (b) Borrower reasonably believes any suppliers and vendors that are material to the operations of Borrower or its Subsidiaries and Affiliates will be Year 2000 compliant for their own computer applications except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect upon the financial condition or operations of Borrower, considered on a consolidated basis.

     (c) Borrower will promptly notify Lender in the event Borrower determines that any computer application which is material to the operations of Borrower, its Subsidiaries or any of its material vendors or suppliers will not be fully Year 2000 compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower, considered on a consolidated basis.

     4.13 Subsidiaries. Fred's Stores of Tennessee, Inc. and Fred's Real Estate and Equipment Management Corporation are wholly-owned Subsidiaries of Borrower.

     4.14 Capitalization. Except as disclosed in its prospectus to Lender, all of the issued shares of the common stock of the Borrower have been duly authorized and validly issued, are fully paid and non-assessable. Except as disclosed in the prospectus to Lender, there are no outstanding preemptive, conversion or other rights, options, warrants or agreements granted or issued by or binding upon the Borrower for the purchase or acquisition of any shares of its capital stock except any existing or contemplated Employee Stock Ownership Plans, including, but not limited to, Fred's, Inc. Employee Stock Ownership Plan and Fred's 1993 Long Term Incentive Plan.



                                    ARTICLE V

                                    COVENANTS

     5.01 Certain Affirmative Covenants. So long as any sums under the Note shall remain unpaid the Borrower will:

     (a) Payment of Obligations. Pay the indebtedness evidenced by the Note according to the terms thereof, and shall timely pay or perform, as the case may be, all of the other Obligations of Borrower under the Loan Documents.

     (b) Maintenance of Books and Records; Inspection. Maintain its books, accounts and records in accordance with generally accepted accounting principles consistently applied, and permit any person designated by Lender in writing, at Lender's expense, to visit and inspect any of its properties (including but not limited to the Equipment), books and financial records, and to discuss its accounts, affairs and finances with Borrower and its Subsidiaries or the principals of Borrower and its Subsidiaries during reasonable business hours, all at such times as Lender may reasonably request.

     (c) Insurance. Without limiting any of the requirements of any of the other Loan Documents, maintain, in form, substance and amounts reasonably satisfactory to Lender issued by insurers reasonably satisfactory to Lender (i) public liability insurance, (ii) worker's compensation insurance, (iii) fire and extended coverage insurance on its properties (including but not limited to the Equipment) against such hazards and in at least such amounts as is customary in Borrower's business, and (iv) rent or business interruption insurance against loss of income arising out of damage or destruction by such hazards as presently are included in so-called "extended coverage". Borrower will deliver to Lender at the closing an insurance certificate evidencing that the Equipment is covered by property insurance in an amount not less than the principal amount of the Note.

     (d) Taxes and Assessments; Tax Indemnity. (i) File all tax returns and appropriate schedules thereto that are required to be filed under applicable law, prior to the date of delinquency, (ii) pay and discharge all taxes, assessments and governmental charges or levies imposed upon Borrower or its Subsidiaries, upon its income and profits or upon any properties belonging to it, prior to the date on which penalties attach thereto, and (iii) pay all taxes, assessments and governmental charges or levies that, if unpaid, might become a lien or charge upon any of its properties; provided, however, that Borrower in good faith may contest any such tax, assessment, governmental charge or levy so long as appropriate reserves are maintained with respect thereto.

     (e) Existence. Borrower shall maintain its corporate existence and good standing in the State of Tennessee, and its qualification and good standing as a foreign corporation in each jurisdiction in which such qualification is necessary pursuant to applicable law and where failure to be so qualified would have a material adverse effect upon Borrower's business or assets taken as a whole.

     (f) Compliance with Law and Other Agreements. Borrower shall maintain its business operations and property owned or used in connection therewith in compliance with (i) all applicable federal, state and local laws, regulations and ordinances governing such business operations and the use and ownership of such property, and (ii) all agreements, licenses, franchises, indentures and mortgages to which Borrower is a party or by which Borrower or any of its properties is bound. Without limiting the foregoing, Borrower shall pay all of its Indebtedness promptly in accordance with the terms thereof.

     (g) Notice of Default. Give written notice to Lender of the occurrence of any default, event of default or Event of Default under this Agreement or any other Loan Document promptly upon the occurrence thereof.

     (h) Notice of Litigation. Give notice, in writing, to Lender of (i) any actions, suits or proceedings wherein the amount at issue is in excess of $250,000, instituted by any persons whomsoever against Borrower, or materially affecting any of Borrower's assets in connection with any applicable federal, state or local laws or regulations, and (ii) any dispute, not resolved within thirty (30) days of the commencement thereof, between Borrower on the one hand and any governmental regulatory body on the other hand, which dispute would interfere with the normal operations of Borrower.

     (i) ERISA Plan. If Borrower shall have in effect, participate in, or hereafter institute with Lender's consent, as hereinafter provided, a pension plan that is subject to the requirements of Title IV of the Employee Retirement Income Security Act of 1974, Pub. L. No. 93-406, September 2, 1974, 88 Stat. 829, 29 U.S.C.A. ss. 1001 et seq. (1975), as amended from time to time ("ERISA"), then the following warranty and covenants shall be applicable during such period as any such plan (the "Plan") shall be in effect: (i) Borrower hereby warrants that no fact that might constitute grounds for the involuntary termination of the Plan, or for the appointment by the appropriate United States District Court of a trustee to administer the Plan, exists at the time of execution of this Agreement, (ii) Borrower hereby covenants that throughout the existence of the Plan, Borrower's contributions under the Plan will meet the minimum funding standards required by ERISA and Borrower will not institute a distress termination of the Plan, (iii) Borrower hereby covenants that the Plan's annual financial and actuarial statements and the Plan's annual Form 5500 information return will be timely filed with the Internal Revenue Service and a copy delivered to Lender within thirty (30) days of the preparation thereof, and
(iv) Borrower covenants that it will send to Lender a copy of any notice of a reportable event (as defined in ERISA) required by ERISA to be filed with the Labor Department or the Pension Benefit Guaranty Corporation, at the time that such notice is so filed.

     No new Plan shall be instituted by Borrower unless Lender shall have given its written consent thereto.

     (j) Maintenance of Equipment. Maintain all tangible personal property constituting any part of the Equipment in good condition and repair and pay all costs and expenses incurred in the maintenance of same, and will not permit any act or occurrence that may impair the value thereof.

     (k) SEC and Shareholder Reports. Promptly after the sending or filing thereof, Borrower shall provide Lender with copies of all financial statements and reports which Borrower sends to its shareholders, and copies of all regular, periodic, and special reports and all registration statements which the Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange.

     (l) Change in Management. Promptly notify Lender in writing of any significant change in the executive staff or management of Borrower.

     5.02 Certain Negative Covenants. So long as the Note shall remain unpaid, Borrower will not:

     (a) Sales of and Encumbrances on Assets. Except for purchase money liens, sales of inventory and sales or leases of stores or of equipment in the ordinary course of business, sell, exchange, lease, negotiate, pledge, assign or grant any security interest in or otherwise dispose of any of the assets of Borrower, nor permit any other lien of any kind to attach thereto, nor permit same to be attached to or commingled with other goods, without Lender's prior written consent. As used herein, "purchase money liens" shall mean liens upon fixed assets which secure (i) Indebtedness for the payment of all or any part of the purchase price of such fixed assets, (ii) Indebtedness incurred at the time of or within ten (10) days prior to or after the acquisition of such fixed assets for the purpose of financing all or any part of the purchase price thereof, and
(iii) any renewals, extensions or refinancings thereof, but not any increases in the principal amounts thereof outstanding at the time.

     (b) Mergers; Consolidations; Acquisitions and Sales. Without the prior express written consent of Lender, (a) be a party to any merger, consolidation or corporate reorganization, (b) purchase or otherwise acquire all or substantially all of the assets or stock of, or any partnership, joint venture or membership interest in, any other Person, (c) sell, transfer, convey, grant a security interest in or lease all or any substantial part of its assets, or (d) create any subsidiaries nor convey any of its assets to any Subsidiary, to the extent that any such action materially and adversely affects the financial condition of the Borrower or adversely affects its ability to perform its obligations under the Loan Documents. In no event shall Borrower convey the Equipment to any Subsidiary.

     (c) Guaranties. Guarantee nor be liable in any manner, whether directly or indirectly, or become contingently liable after the date of this Agreement in connection with the obligations or Indebtedness of any Person or Persons whomsoever (excluding Subsidiaries), except for the indorsement of negotiable instruments payable to Borrower for deposit or collection in the ordinary course of business.

     (d) Indebtedness.  Incur, assume or suffer to exist any Indebtedness except
(i) the Loan and Indebtedness incurred or to be incurred pursuant to the terms of this Agreement; (ii) Indebtedness existing as of the Closing Date as listed on Schedule 5.02(e) hereto; (iii) Indebtedness made for fixed asset or inventory purchases or capital leases; and (iv) Indebtedness which is unsecured and either subordinated or otherwise made subject to or equal with the loan hereof.

     (e) Transactions with Affiliates. The Borrower will not, directly or indirectly enter into any transaction, whether or not in the ordinary course of business, with any Affiliate otherwise than on terms and credentials at least as favorable to the Borrower as those that would be obtained through an arms-length negotiation with an unaffiliated third party.

     (f) Investments, Loan, etc. The Borrower shall not make or permit to exist deposits, investments, advances or loans in or to Affiliates or any other Person except: (i) advances or loans made by Borrower in the ordinary course of Borrower's or its Affiliates' business; (ii) investments in short-term direct obligations of the United States government; (iii) investments in certificates of deposit issued by FDIC insured national banks; (iv) investments in commercial paper rated "A-1" (or higher) by Standard & Poor's Rating Service or "P-1" (or higher) by Moody's Investor's Services, Inc., provided that such bonds either mature within ninety (90) days from the date of issuance thereof or contain a "put" option exercisable by the holder thereof within ninety (90) days of such time; and (v) loans to employees of Borrower not to exceed $1,000,000.00 in the aggregate per fiscal year without the express written consent of Lender.

     (g) Purchase or Acquisition of Stock. Without the prior written consent of Lender, purchase or retire any of Borrower's outstanding shares or alter or change Borrower's capital structure to the extent such action would materially and adversely impact the financial condition of Borrower or to the extent such action would impair Borrower's ability to perform its obligations under the Loan Documents.

     5.03 Financial Covenants. So long as the Note shall remain unpaid:

     (a) Debt Coverage. Borrower shall at all times maintain a debt coverage ratio of not less than 2.00 to 1.00. For purposes of this covenant, "debt coverage" shall be defined as EBITDA divided by the sum of interest expense and current maturities of long term debt, all determined in accordance with generally accepted accounting principles consistently applied. The debt coverage ratio shall be measured on a trailing four quarter basis.

     (b) Total Liabilities to Total Capitalization Ratio. Borrower shall at all times maintain a ratio of Total Liabilities to Total Capitalization of not more than .5 to 1.0. The Total Liabilities to Total Capitalization ratio shall be measured on a quarterly basis. Total Liabilities includes any and all contingent liabilities.

     (c) Net Worth. Borrower shall at all times maintain a minimum Net Worth of $100,000,000.00.

     5.04 Reporting Covenants. So long as the Note shall remain unpaid, Borrower will furnish to Lender:

     (a) Financial Statements. Borrower shall furnish to Lender (i) as soon as practicable and in any event within ninety (90) days after the end of each fiscal year of Borrower, a consolidated balance sheet of Borrower as of the close of such fiscal year, the related statements of income, cash flows, and shareholder's equity for such fiscal year and all notes to such financial statements, all in reasonable detail, prepared in accordance with generally accepted accounting principles consistently applied, audited in accordance with generally accepted auditing standards by independent certified public accountants reasonably satisfactory to Lender, and accompanied by a certificate of the chief executive or chief financial officer of Borrower, stating that to the best of the knowledge of such officer, Borrower has kept, observed, performed and fulfilled each covenant, term and condition of this Agreement and the other Loan Documents during the preceding fiscal year and that no Event of Default hereunder has occurred and is continuing (or if an Event of Default has occurred and is continuing, specifying the nature of same, the period of existence of same and the action Borrower proposes to take in connection therewith), (ii) as soon as practicable and in any event within forty-five (45) days after the end of each quarter-annual period of Borrower's fiscal year, a consolidated balance sheet of Borrower as of the close of such quarterly period, and the related income statement, cash flow statement and statement of shareholders' equity for such quarterly period, all in reasonable detail, and prepared in accordance with generally accepted accounting principles consistently applied (except footnotes and year-end adjustments), and accompanied by a certificate in substantially the form of Exhibit D hereto (the "Compliance Certificate") of the chief financial officer of Borrower, stating that to the best of the knowledge of such officer, Borrower has kept, observed, performed and fulfilled each covenant, term and condition of this Agreement and the other Loan Documents during the preceding quarter and that no Event of Default hereunder has occurred and is continuing (or if an Event of Default has occurred and is continuing, specifying the nature of same, the period of existence of same and the action Borrower proposes to take in connection therewith), (iii) promptly upon receipt thereof, copies of all accountants' reports and accompanying financial reports submitted to Borrower by independent accountants in connection with each annual examination of Borrower, and (iv) with reasonable promptness, such other financial data as Lender may reasonably request.

     5.05 Negative Pledge. Except upon the prior written consent of Lender or except as disclosed on Schedule 5.02(e) or as may arise in the ordinary course of Borrower's business or as specifically permitted herein, Borrower will not create, assume or suffer to exist any lien on any of Borrower's real property, fixtures, furnishings, equipment, additions or assessions now owned or hereafter acquired by Borrower. Notwithstanding the foregoing, Borrower shall not create, assume or suffer to exist any lien whatsoever on the Equipment.


                                   ARTICLE VI

                              DEFAULT AND REMEDIES

     6.01 Events of Default. The occurrence of any of the following shall constitute an Event of Default hereunder:

     (a) Default in the payment of any principal of or interest on the indebtedness evidenced by the Note in accordance with the terms of the Note;

     (b) Any misrepresentation by Borrower as to any material matter hereunder or under any of the other Loan Documents, or delivery by Borrower of any schedule, statement, resolution, report, certificate, notice or writing to Lender that is untrue in any material respect on the date as of which the facts set forth therein are stated or certified;

     (c) Failure of Borrower to perform any of its Obligations under this Agreement, the Note, or any of the other Loan Documents and, other than as set forth in Section 6.01(a) hereof, such Event of Default is not cured within five
(5) days of written notice thereof from Lender to Borrower;

     (d) Borrower or any of its Subsidiaries (i) shall generally not pay or shall be unable to pay its debts as such debts become due; or (ii) shall make an assignment for the benefit of creditors or petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (iii) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (iv) shall have had any such petition or application filed or any such proceeding commenced against it in which an order for relief is entered or an adjudication or appointment is made; or (v) shall indicate, by any act or omission, its consent to, approval of or acquiescence in any such petition, application, proceeding or order for relief or the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (vi) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of thirty (30) days or more;

     (e) Borrower shall be liquidated or dissolved, or its Certificate of Incorporation shall expire or be revoked;

     (f) A default or Event of Default shall occur under any of the other Loan Documents;

     (g) Borrower shall default in the timely payment or performance of any obligation now or hereafter owed to Lender in connection with any other indebtedness of Borrower now or hereafter owed to Lender;

     (h) Borrower shall default in the timely payment or performance of any material obligation now or hereafter owed to any third party creditor including but not limited to Indebtedness owed to Union Planters National Bank, its successors and/or assigns ("UP") under (i) that certain Revolving Loan and Credit Agreement dated May 15, 1992, and any amendments, modifications or extensions thereof or (ii) that certain Term Loan Agreement dated May 5, 1998;

     (i) Borrower shall fail to discharge any financing statement in favor of any third party covering the Equipment within five (5) business days following written notice from Lender to Borrower; or

     (j)  Lender  shall  have  acquired   information  which  causes  Lender  to
reasonably infer the occurrence of one or more of the aforesaid Events of Default or to reasonably determine that Borrower will not or shall not be able to perform its obligations under the Loan Documents and Borrower, upon the written request of Lender, shall fail to provide evidence reasonably satisfactory to Lender that such Event or Events of Default have not in fact occurred or that Borrower will perform its obligations under the Loan Documents.

     6.02 Acceleration of Maturity; Remedies. Upon the occurrence of any Event of Default described in subsection 6.01(d) hereof, the Indebtedness evidenced by the Note as well as any and all other Indebtedness of Borrower to Lender shall be immediately due and payable in full; and upon the occurrence of any other Event of Default described above, Lender at any time thereafter may at its option accelerate the maturity of the Indebtedness evidenced by the Note as well as any and all other Indebtedness of Borrower to Lender; all without notice of any kind. Upon the occurrence of any such Event of Default and the acceleration of the maturity of the Indebtedness evidenced by the Note:

     (a) Lender shall be immediately entitled to exercise any and all rights and remedies possessed by Lender pursuant to the terms of the Loan Documents;

     (b) Lender shall have any and all other rights and remedies that Lender may now or hereafter possess at law, in equity or by statute.

     6.03 Remedies Cumulative; No Waiver. No right, power or remedy conferred upon or reserved to Lender by this Agreement or any of the other Loan Documents is intended to be exclusive of any other right, power or remedy, but each and every such right, power and remedy shall be cumulative and concurrent and shall be in addition to any other right, power and remedy given hereunder, under any of the other Loan Documents or now or hereafter existing at law, in equity or by statute. No delay or omission by Lender to exercise any right, power or remedy accruing upon the occurrence of any Event of Default shall exhaust or impair any such right, power or remedy or shall be construed to be a waiver of any such Event of Default or an acquiescence therein, and every right, power and remedy given by this Agreement and the other Loan Documents to Lender may be exercised from time to time and as often as may be deemed expedient by Lender.

     6.04 Proceeds of Remedies. Any or all proceeds resulting from the exercise of any or all of the foregoing remedies shall be applied as set forth in the Loan Document(s) providing the remedy or remedies exercised; if none is specified, or if the remedy is provided by this Agreement, then as follows:

     First, to the costs and expenses, including reasonable attorney's fees, incurred by Lender in connection with the exercise of its remedies;

     Second, to the expenses of curing the default that has occurred, in the event that Lender elects, in its sole discretion, to cure the default that has occurred;

     Third, to the payment of the Obligations, including but not limited to the payment of the principal of and interest on the Indebtedness evidenced by the Note, in such order of priority as Lender shall determine in its sole discretion; and

     Fourth, the remainder, if any, to Borrower or to any other person lawfully thereunto entitled.

                                   ARTICLE VII

                                 MISCELLANEOUS

     7.01 Performance By Lender. (a) If Borrower shall default in the payment, performance or observance of any covenant, term or condition of this Agreement, Lender may, at its option, pay, perform or observe the same, and all reasonable payments made or costs or expenses incurred by Lender in connection therewith (including but not limited to, reasonable attorney's fees), with interest thereon at the default rate provided in the Note (if none, then at the maximum rate from time to time allowed by applicable law), shall be immediately repaid to Lender by Borrower and shall constitute a part of the Obligations until fully repaid. Lender shall be the sole judge of the necessity for any such actions.

     7.02 Successors and Assigns Included in Parties. Whenever in this Agreement one of the parties hereto is named or referred to, the heirs, legal representatives, successors, successors-in-title and assigns of such parties shall be included, and all covenants and agreements contained in this

Agreement by or on behalf of Borrower or by or on behalf of Lender shall bind and inure to the benefit of their respective heirs, legal representatives, successors-in-title and assigns, whether so expressed or not.

     7.03 Costs and Expenses. Lender shall not incur any cost or expense whatsoever in connection with the making, administration, servicing or collection of the Loan. Borrower agrees to pay any and all such costs and expenses, including but not limited to filing fees, recording taxes, insurance premiums and reasonable attorney's fees, promptly upon demand of Lender.

     7.04 Assignment. The Note, this Agreement and the other Loan Documents may be endorsed, assigned and/or transferred in whole or in part by Lender, and any such holder and/or assignee of the same shall succeed to and be possessed of the rights and powers of Lender under all of the same to the extent transferred and assigned. Lender may grant participation in all or any portion of its interest in the Indebtedness evidenced by the Note. Borrower shall not assign any of its rights nor delegate any of its duties hereunder or under any of the other Loan Documents without the prior express written consent of Lender.

     7.05 Time of the Essence. Time is of the essence with respect to each and every covenant, agreement and obligation of Borrower hereunder and under all of the other Loan Documents.

     7.06 Severability. If any provision(s) of this Agreement or the application thereof to any person or circumstance shall be invalid or unenforceable to any extent, the remainder of this Agreement and the application of such provisions to other persons or circumstances shall not be affected thereby and shall be enforced to the greatest extent permitted by law.

     7.07 Article and Section Headings; Defined Terms. Numbered and titled article and section headings and defined terms are for convenience only and shall not be construed as amplifying or limiting any of the provisions of this Agreement.

     7.08 Notices. Any and all notices, elections or demands permitted or required to be made under this Agreement shall be in writing, signed by the party giving such notice, election or demand and shall be delivered personally, telecopied, or sent by certified mail or nationally recognized courier service (such as Federal Express), to the other party at the address set forth below, or at such other address as may be supplied in writing and of which receipt has been acknowledged in writing. The date of personal delivery or telecopy or three days after deposit if by certified mail or one day after deposit if by overnight courier, as the case may be, shall be the date of such notice, election or demand. For the purposes of this Agreement:

                  The Address of Lender is:

                           First American National Bank
                           6000 Poplar Avenue, Suite 300
                           Memphis, Tennessee 38119
                           Attention: Elizabeth H. Vaughn
                           Telecopy Number: (901) 762-5665

                                    With a copy to:

                                    Glankler Brown, PLLC
                                    6000 Poplar Avenue, Suite 200
                                    Memphis, TN  38119
                                    Attention:  Lynn A. Gardner
                                    Telecopy Number: (901) 761-2454

                  The Address of Borrower is:

                                    Fred's, Inc.
                                    4300 New Getwell Road
                                    Memphis, Tennessee 38118
                                    Attention: Richard B. Witaszak
                                    Telecopy Number: (901) 365-6815

                                    With a copy to:

                                    Waring Cox, PLC
                                    50 N. Front Street, Suite 1300
                                    Memphis, TN 38103
                                    Attention: Samuel D. Chafetz
                                    Telecopy Number: (901) 543-8030

     7.09 Interest and Loan Charges Not to Exceed Maximum Amounts Allowed by Law. Anything in this Agreement, the Note, or any of the other Loan Documents to the contrary notwithstanding, in no event whatsoever, whether by reason of advancement of proceeds of the Loan, acceleration of the maturity of the unpaid balance of the Loan or otherwise, shall the interest and loan charges agreed to be paid to Lender for the use of the money advanced or to be advanced hereunder exceed the maximum amounts collectible under applicable laws in effect from time to time. It is understood and agreed by the parties that, if for any reason whatsoever the interest or loan charges paid or contracted to be paid by Borrower in respect of the Loan shall exceed the maximum amounts collectible under applicable laws in effect from time to time, then ipso facto, the obligation to pay such interest and/or loan charges shall be reduced to the maximum amounts collectible under applicable laws in effect from time to time, and any amounts collected by Lender that exceed such maximum amounts shall be applied to the reduction of the principal balance of the Loan and/or refunded to Borrower so that at no time shall the interest or loan charges paid or payable in respect of the Loan exceed the maximum amounts permitted from time to time by applicable law.

     7.10 No Waivers. No course of dealing between the Lender and the Borrower or any failure or delay by Lender in exercising any right, power or privilege hereunder or under the Note or any other Loan Document shall operate as a waiver or any right, power or privilege hereunder or under the Note or other Loan Document.

     7.11 Expenses. Whether or not any Loan is made hereunder, the Borrower shall pay (i) all out-of-pocket expenses of the Lender including reasonable fees and disbursements to legal counsel for the Lender in connection with the preparation of this Agreement and the other Loan Documents, any waiver or consent hereunder or thereunder, any Amendment hereof or thereof, any Default or alleged Default hereunder and the protection, maintenance and preservation of the Equipment and (ii) if an Event of Default occurs, all out-of-pocket expenses incurred by Lender, including the reasonable fees and disbursements of its counsel in connection with such Event of Default and collection and other enforcement proceedings resulting therefrom.

     7.12 Miscellaneous. This Agreement shall be construed and enforced under the laws of the State of Tennessee. No amendment or modification hereof shall be effective except in a writing executed by each of the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement, or have caused this Agreement to be executed by their duly authorized officers, as of the day and year first above written.

BORROWER:                                            LENDER:

FRED'S, INC.                                       FIRST AMERICAN NATIONAL BANK



By:/s/ Richard Witaszak                            By:/s/Elizabeth H. Vaughn
  -------------------------                           -------------------------
Name: Richard Witaszak                                Elizabeth H. Vaughn
     ----------------------                           Senior Vice-President
Title:Chief Financial Officer
      -----------------------

                                  Schedule 2.05


Prepayment Premium Formula

The current treasury yield reference rate ("CRR") on this Loan is 4.90%.

The future treasury yield reference rate ("FRR") shall be the yield of treasury securities of remaining maturity equal to the remaining maturity of the Loan at the time of prepayment. The FRR shall be computed by straight line interpolation between yields for "Treasury constant maturities" as published in Federal Reserve statistical release H.15 "Selected Interest Rates." If the remaining maturity of the Loan is less than one year the yield quoted for a one year constant maturity treasury security will be cited.

The present value discount factor shall be calculated according to the formula e-rt where e is the base of the natural logarithm scale (approximately 2.71828183), r is the FRR expressed as a decimal (e.g. 5.50% shall be .0550), and t shall be the number of years and decimal portions of a year remaining until maturity (e.g. 18 months remaining until maturity shall be 1.5).

If, and only if, the FRR is lower than the CRR, a prepayment premium shall be assessed, the amount of which premium shall be calculated according to the formula:

                  Principal amount to be prepaid, times the difference between the CRR and the FRR, times the number of years and fractional parts of a year remaining to scheduled maturity, times the present value discount factor, divided by 100.

Prepayment Premium Illustration

A term Loan with a remaining balance of $1,000,000.00 and a CRR of 9.50% is prepaid in whole one and a half years prior to scheduled final maturity. On the prepayment date H.15 lists 8.25% as the yield for one year constant maturity treasury securities and 8.65% for two year maturities.

The FRR is then 8.45% (by straight line interpolation between 8.65% and 8.25%) and the prepayment premium is calculated as follows:

                  $1,000,000.00 x (9.50 - 8.45)/100 x 1.5 x .88095 = $13,874.96

Notes:

       1.5 is the decimal equivalent of 18 months .88095 = e-(.0845 x 1.5)

                                   EXHIBIT "D"

                             COMPLIANCE CERTIFICATE

     The undersigned, the ______________________ officer of Fred's, Inc. (the "Borrower"), does hereby certify on behalf of the Borrower pursuant to that Term Loan Agreement dated April 23, 1999 (hereinafter the "Agreement") by and between the Borrower and First American National Bank (the "Lender") as follows. Capitalized terms used and not otherwise defined herein shall have the same meanings as in the Agreement.

     1. No Event of Default as defined in Article VI of the Agreement, and no event with which notice and/or lapse of time could become an Event of Default, has occurred and is continuing;

     2. The representations and warranties of the Borrower contained in Article IV of the Agreement are true on and as of the date hereof, with the same force and effect as if such representations and warranties had been made on and as of the date hereof;

     3. There has been no material adverse changes in the financial condition, business or prospects of the Borrower, considered on a consolidated basis, since the date of the most recently submitted financial statements;

     4. Borrower is in compliance with the covenants of Article V of the Agreement.

     5. EBITDA measured quarterly on a trailing four fiscal quarter basis is $_______________. Debt Service is $_________________. The ratio of EBITDA to
Debt Service is _____________________, which is equal to or greater than 2.00 to 1.00; and

     6. As of fiscal quarter end, Total Liabilities, including any contingent liabilities are _____________________ and Total Capitalization is ________________________. The ratio of Total Liabilities to Total Capitalization is ________________________, which is less than .5 to 1.00.

     7. Borrower's consolidated Net Worth is $________________.

     WITNESS my hand this _____ day of ____________________, 1999.


                                                     BORROWER:
                                                     FRED'S, INC.


                                                 By:__________________________
                                                 Printed Name: _________________
                                                 Title: ________________________

                                                                      EXHIBIT 11

                                  FRED'S, INC.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)

                    (in thousands, except per share amounts)



                                                        Thirteen Weeks Ended
                                                     May 1,             May 2,
                                                      1999               1998
                                                   -----------       ----------


Basic net income per share

  Net income                                               $ 2,886       $ 2,286
                                                           =======       =======


  Weighted average number of common shares
   outstanding during the period                            11,813        11,778


  Net income per share                                     $   .24       $   .19
                                                           =======       =======


Diluted net income per share

  Net income                                               $ 2,886       $ 2,286
                                                           =======       =======


  Weighted average number of common shares
   outstanding during the period                            11,813        11,778

  Additional shares attributable to common
   stock equivalents                                           223           326
                                                           -------       -------

                                                            12,036        12,104
                                                           =======       =======


  Net income per share                                     $   .24       $   .19
                                                           =======       =======