Form 10-Q
period 1999-07-31
FREDS INC
filed 1999-09-14
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1999.

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

The registrant had 11,973,465 shares of common stock outstanding as of September 10, 1999.

                                  FRED'S, INC.

                                      INDEX

                                                                    Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     July 31, 1999 and January 30, 1999                                3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Twenty-Six Weeks Ended July 31, 1999
     and August 1, 1998                                                4

    Consolidated Statements of Cash Flows
     for the Twenty-Six Weeks Ended July 31, 1999
     and August 1, 1998                                                5

    Notes to Consolidated Financial Statements                       6-8

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                               9-14

Part II - Other Information                                        15-16
---------------------------

Signatures                                                            17

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                                      July 31,           January 30,
                                                                                                        1999                 1999
ASSETS
Current assets:
  Cash and cash equivalents                                                                          $  1,155               $  2,406
  Receivables, less allowance for doubtful
   accounts                                                                                             7,907                  8,931
  Inventories                                                                                         137,200                126,577
  Deferred income taxes                                                                                 3,919                  3,783
  Other current assets                                                                                  1,065                  1,367
                                                                                                     --------               --------
    Total current assets                                                                              151,246                143,064

Property and equipment, at depreciated cost                                                            69,751                 68,923
Equipment under capital leases, less
 accumulated amortization                                                                               1,405                  1,578
Deferred income taxes                                                                                   2,613                  2,598
Other noncurrent assets                                                                                 4,205                  4,594
                                                                                                     --------               --------
         Total assets                                                                                $229,220               $220,757
                                                                                                     ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                   $ 34,605               $ 46,767
  Current portion of indebtedness                                                                      29,015                 11,606
  Current portion of capital lease obligations                                                            333                    308
  Accrued liabilities                                                                                  10,100                 10,776
  Income taxes payable                                                                                    875                    826
                                                                                                     --------               --------
    Total current liabilities                                                                          74,928                 70,283

Long term portion of indebtedness                                                                      11,070                 10,264
Capital lease obligations                                                                               1,384                  1,557
Other noncurrent liabilities                                                                            1,750                  1,670
                                                                                                     --------               --------
    Total liabilities                                                                                  89,132                 83,774
                                                                                                     --------               --------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,973,309 shares issued and outstanding
    (11,946,772 shares at January 30, 1999)                                                            67,222                 66,951
   Retained earnings                                                                                   73,323                 70,596
   Deferred compensation on restricted
    stock incentive plan                                                                                 (457)                 (564)
                                                                                                      -------                -------
      Total shareholders' equity                                                                      140,088                136,983
                                                                                                     --------               --------
         Total liabilities and shareholders' equity                                                  $229,220               $220,757
                                                                                                     ========               ========




           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                    (in thousands, except per share amounts)




                                                                     Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                                   July 31,         August 1,              July 31,        August 1,
                                                                    1999              1998                  1999             1998
                                                                  ----------        ----------           ----------        ---------

Net sales                                                          $156,498           $141,635           $311,432           $285,791
Cost of goods sold                                                  112,546            103,021            223,161            209,308
                                                                   --------           --------           --------           --------
  Gross profit                                                       43,952             38,614             88,271             76,483
Selling, general and administrative
 expenses                                                            41,659             36,154             81,080             70,319
                                                                   --------           --------           --------           --------
  Operating income                                                    2,293              2,460              7,191              6,164
Interest expense, net                                                   694                170              1,146                216
                                                                   --------           --------           --------           --------
  Income before income taxes                                          1,599              2,290              6,045              5,948
  Provision for income taxes                                            562                860              2,122              2,232
                                                                   --------           --------           --------           --------
  Net income                                                       $  1,037           $  1,430           $  3,923           $  3,716
                                                                   ========           ========           ========           ========


Net income per share
  Basic                                                            $    .09           $    .12           $    .33           $    .32
                                                                   ========           ========           ========           ========
  Diluted                                                          $    .09           $    .12           $    .33           $    .31
                                                                   ========           ========           ========           ========


Weighted average shares outstanding
  Basic                                                              11,826             11,799             11,819             11,784
                                                                   ========           ========           ========           ========
  Diluted                                                            12,079             12,109             12,057             12,097
                                                                   ========           ========           ========           ========



     See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)


                                                                                                       Twenty-Six Weeks Ended
                                                                                                    July 31,              August 1,
                                                                                                     1999                    1998
                                                                                                  -----------            ----------

Cash flows from operating activities:
  Net income                                                                                         $  3,923              $  3,716
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
  Depreciation and amortization                                                                         5,734                 4,096
  Deferred income taxes                                                                                  (151)                1,172
  Amortization of deferred compensation on
   restricted stock incentive plan                                                                        142                   148
  (Increase) decrease in assets:
  Receivables                                                                                           1,024                 1,319
  Inventories                                                                                         (10,623)                   48
  Other assets                                                                                            302                  (831)
  Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities                                                            (12,838)               (9,582)
  Income taxes payable                                                                                     49                (1,510)
  Other noncurrent liabilities                                                                             80                    96
       Net cash used in operating activities                                                          (12,358)               (1,328)

Cash flows from investing activities:
  Capital expenditures                                                                               (6,000)                (13,687)
       Net cash used in investing activities                                                         (6,000)                (13,687)

Cash flows from financing activities:
  Reduction of indebtedness and capital lease
   obligations                                                                                         (983)                   (106)
  Proceeds from revolving line of credit,
   net of payments                                                                                   16,800                  11,025
  Proceeds from term loan                                                                             2,250                    --
  Proceeds from exercise of options                                                                     236                     320
  Cash dividends paid                                                                                (1,196)                 (1,188)
       Net cash provided by
          financing activities                                                                       17,107                  10,051
Decrease in cash and cash equivalents                                                                (1,251)                 (4,964)
  Beginning of period cash and cash equivalents                                                       2,406                   5,303
                                                                                                   --------                --------
  End of period cash and cash equivalents                                                          $  1,155                $    339
                                                                                                   ========                ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                                    $  1,097                $    203
                                                                                                   ========                ========
  Income taxes paid                                                                                $  2,200                $  2,933
                                                                                                   ========                ========


     See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL


Fred's operates 320 discount general merchandise stores, including 27 franchised Fred's stores, in ten states in the southeastern United States. One hundred and eighty-four of the stores have full service pharmacies.

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

The results of operations for the thirteen week and twenty-six week period ended July 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

The results of operations for the thirteen week and twenty-six week period ended August 1, 1998 have been restated to reflect the Company's adoption of the last-in, first-out ("LIFO") method of accounting for its pharmacy inventories during the fourth quarter of 1998.


NOTE 2:  NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)
                    (in thousands, except per share amounts)



                                                                       Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                                      July 31,         August 1,          July 31,        August 1,
                                                                        1999              1998              1999             1998
                                                                     ----------        ----------        ----------        ---------


Basic net income per share

  Net income                                                           $ 1,037           $ 1,430           $ 3,923           $ 3,716
                                                                       =======           =======           =======           =======


  Weighted average number of common shares
   outstanding during the period                                        11,826            11,799            11,819            11,784
                                                                       =======           =======           =======           =======


  Net income per share                                                 $   .09           $   .12           $   .33           $   .32
                                                                       =======           =======           =======           =======


Diluted net income per share

  Net income                                                           $ 1,037           $ 1,430           $ 3,923           $ 3,716
                                                                       =======           =======           =======           =======


  Weighted average number of common shares
   outstanding during the period                                        11,826            11,799            11,819            11,784

  Additional shares attributable to common
   stock equivalents                                                       253               310               238               313
                                                                       -------           -------           -------           -------

                                                                        12,079            12,109            12,057            12,097
                                                                       =======           =======           =======           =======


  Net income per share                                                 $   .09           $   .12           $   .33           $   .31
                                                                       =======           =======           =======           =======



NOTE 3:  INVENTORIES

Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 19% of the retail inventories at July 31, 1999, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,359,000 and $3,108,000 at July 31, 1999 and January 30, 1999, respectively.

LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.


NOTE 4:  RESTRUCTURING RESERVE

During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. This charge consists of an accrual for closed facility lease obligations ($1,156,000) and the write-off of fixed assets and other store closing costs ($1,044,000). In addition, $660,000 of costs to eliminate certain product lines were incurred. These product lines were eliminated in 1997 and the reserves were fully utilized upon such disposition. Fixed asset write-offs were taken against assets being disposed. The remaining lease obligation reserves at July 31, 1999 represent future base payments required for two locations that have been closed.

The 1999 activity in this reserve is as follows:

                            January 30,                       July 31,
(in thousands)                1999          Charges            1999
                           -----------      -------          --------
Lease obligations           $   400       $  (109)           $  291

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS


     Thirteen Weeks Ended July 31, 1999 and August 1, 1998. Net sales increased to $156.5 million in 1999 from $141.6 million in 1998, an increase of $14.9 million or 10.5%. The increase was attributable to comparable store sales increases of 4.6% ($5.9 million) and sales by stores not yet included as comparable stores ($9.9 million). Sales to franchisees decreased $.9 million in 1999. The sales mix for the period was 49.7% Hardlines, 31.3% Pharmacy, 14.0% Softlines, and 5.0% Franchise. This compares with 52.4% Hardlines, 27.2% Pharmacy, 14.2% Softlines, and 6.2% Franchise for the same period last year.

     Gross profit increased to 28.1% of sales in 1999 compared with 27.3% of sales in the prior-year period. Gross profit margins benefitted from higher initial purchase margins, strong quarterly sales in various higher margin departments, such as home furnishings, girls and plus size apparel, footwear and electronics, and a reduction in franchise sales as a percentage of total sales, which carry substantially lower gross margins than the retail business. These benefits were partially offset by a $1 million shortfall in distribution center inventories related to the Company's conversion to a new distribution system earlier this year.

Selling, general and administrative expenses increased to $41.7 million in 1999 from $36.2 million in 1998. As a percentage of sales, expenses increased to 26.6% of sales compared with 25.5% of sales last year. Selling, general and administrative expenses were impacted by an unusually high level of insurance costs, higher store labor and supply costs associated with store appearance upgrades at many of the stores, and a decrease in franchise sales as a percentage of total sales, which carries a significantly lower selling, general and administrative ratio than retail sales.

Interest expense increased to $.7 million in 1999 from $.2 million in 1998. The increased interest expense reflects higher average revolver borrowings for inventory purchases, as well as interest costs on term loan borrowings to finance the distribution center project and acquisition of a new mainframe computer system. The company's average borrowing cost for the second quarter of 1999 was approximately 6.3%.

     Twenty-Six Weeks Ended July 31, 1999 and August 1, 1998. Net sales increased to $311.4 million in 1999 from $285.8 million in 1998, an increase of $25.6 million or 9.0%. The increase was attributable to comparable store sales increases of 2.7% ($7 million) and sales by stores not yet included as comparable stores ($20.6 million). Sales to franchisees decreased $2 million in 1999. The sales mix for the period was 48.9% Hardlines, 32.0% Pharmacy, 13.8% Softlines, and 5.3% Franchise. This compares with 52.6% Hardlines, 26.6% Pharmacy, 14.3% Softlines, and 6.5% Franchise for the same period last year.

Gross profit increased to 28.3% of sales in 1999 compared with 26.8% of sales in the prior-year period. Gross profit margins improved as a result of higher initial purchase margins, strong quarterly sales in pharmacy, seasonal and various softline categories, all of which carry higher margins than the basic hardlines categories, and a reduction in franchise sales as a percentage of total sales, which carry substantially lower gross margins than the retail business. Gross profit margins were also impacted by a reduction in the LIFO inventory provision, as a percentage of sales, in comparison to 1998, and a $1 million shortfall in distribution center inventories related to the Company's conversion to a new distribution system earlier this year.

Selling, general and administrative expenses increased to $81.1 million in 1999 from $70.3 million in 1998. As a percentage of sales, expenses increased to 26.0% of sales compared with 24.6% of sales last year. Selling, general and administrative expenses were impacted by a reduction in franchise sales as a percentage of total sales, which carry a significantly lower expense ratio than retail sales, higher transportation and labor costs associated with completion of the Company's distribution center project and the rebuilding of store in-stock inventory levels in the first quarter, and store labor and supply costs associated with store appearance upgrades at many of the stores during the second quarter.

Interest expense increased to $1.1 million in 1999 from $.2 million in 1998, reflecting higher average revolver borrowings than last year, as well as interest costs on term loan borrowings to finance modernization and automation of the Company's distribution center and acquisition of a new mainframe computer system.

Income tax provision decreased to 35.1% in 1999 from 37.5% in 1998. The Company completed a realignment of its corporate organizational structure during the fourth quarter of 1998, which resulted in a reduction in the Company's liability for taxes.


LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flow used in operating activities totaled ($12.4) million during the twenty-six week period ended July 31, 1999. Cash was primarily used to increase inventories and reduce accounts payable. Total inventories increased approximately $10.6 million in the first half of 1999. This increase was primarily attributable to new stores and pharmacies added in the first half of 1999, accelerated seasonal import receipts due to delays experienced in the prior year, and improved store in-stock positions in comparison to the beginning of the year. Accounts payable decreased approximately $12.8 million in the first half of 1999, primarily due to an increase in import items (which have shorter payment terms) and the lack of certain vendor dating programs that are only available in the fourth quarter of the year.

Cash flows used in investing activities totaled ($6.0) million, and consisted primarily of $2.3 million of payments for the replacement of the Company's mainframe computer system and capital expenditures associated with the Company's store and pharmacy expansion program. During the first half, the Company opened 15 stores and closed 5 stores. The Company expects to open 5 to 7 stores over the balance of the year, and plans on converting approximately 4 Xpress stores to Fred's full format stores during the balance of the year.

Cash flows provided by financing activities totaled $17.1 million and included $2.3 million of borrowings under a term loan agreement for the replacement of the Company's mainframe computer system, and $16.8 million of borrowings under the Company's primary and seasonal revolvers for inventory and accounts payable needs.

The Company has available up to $35 million of unsecured credit commitments under a revolving Loan and Credit Agreement and Seasonal Overline Revolving Credit Agreement. The Agreements bear interest at the lesser of 1.5% below prime rate or a LIBOR-based rate and mature at December 31, 1999 ($20 million), and June 1, 2003 ($15 million). Borrowings outstanding under these Agreements totaled $27 million at July 31, 1999 compared to $3.5 million at August 1, 1998.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this Loan Agreement totaled $11 million at July 31, 1999. Borrowings under this Loan Agreement totaled $7.5 million at August 1, 1998.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. The Loan Balance at July 31, 1999 was $2.1 million.

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

The Year 2000 Compliance Project is monitored by a Year 2000 oversight committee, consisting of senior level management, that meets and reviews progress towards the Company's targeted completion dates on a regular basis. The Year 2000 compliance project at Fred's includes:

          Upgrading store point of sale and pharmacy hardware and software systems to be Year 2000 compliant. The Company has evaluated and determined its hardware and software needs and is in the process of procuring the necessary products to become Year 2000 compliant. This process is approximately 80% complete and all remaining equipment will be upgraded, tested and implemented in the stores by a targeted completion date of October 1999.

          Verifying Year 2000 compliance of computer hardware and software providers and obtaining Year 2000 product warranties as necessary. This verification process is approximately 90% complete and the targeted completion date for the remaining verification certificates is October 1999.

          Having key suppliers and service providers demonstrate or certify their Year 2000 compliance, ensuring their ability to continue to supply and provide service to the Company up to and beyond January 1, 2000. The Company is also evaluating, correcting and testing electronic data interchange systems between Fred's, and its key suppliers. This process is approximately 70% complete and the targeted completion date for the remainder is October 1999. Although there can be no assurance that the Company will not be adversely affected by the Year 2000 issues of its key suppliers and service providers, management believes that ongoing communications will continue to minimize its risk.

          Evaluate, test and correct the Company's personal computer hardware and software, voice and data communication systems, and other date sensitive operating devices, to ensure Year 2000 compliance. The evaluation and testing phase of this process has been completed and all required replacement systems will be installed during October and November 1999.

          The Company's distribution center hardware and software were replaced during 1997 and 1998, and are completely Year 2000 compatible. The Company operates its merchandising and inventory replenishment/distribution systems with software that is being modified for Year 2000 compatibility. All mission critical systems have been rewritten and implemented, and the remaining non-critical systems will be rewritten and corrected with a targeted completion date by the end of September 1999.

          The Company's financial information systems are heavily dependent on date fields and are in the process of being rewritten. All mission critical systems will be corrected and implemented by the end of September 1999, and the remaining noncritical systems will be rewritten and corrected by a targeted completion date of October 1999.

          The Company's payroll and human resource systems are moderately dependent on date fields. The Company will be replacing these systems with newly acquired software during the fourth quarter of 1999.

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

The Company currently estimates that the incremental cost associated with completing its Year 2000 compliance project will be approximately $.5 million, most of which has already been incurred. This estimate could change as additional information becomes available. The cost to resolve the Year 2000 issues are being funded through operating cash flows. These costs are in addition to the costs incurred to replace the Company's distribution center hardware and software, and the Company's payroll and human resource systems, since these systems were to be replaced irrespective of Year 2000 issues.

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

                  Not Applicable.

Item 3.           Defaults Upon Senior Securities

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders

                    The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 16, 1999. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of Price WaterhouseCoopers LLP as independent public accountants for the fiscal year ending January 29, 2000.

                    The results of the voting were as follows:

                                                                  Abstain/
                                For       Against   Withheld    Broker Non-Vote

 Election of Directors:
   Michael J. Hayes           7,851,340              226,874       3,881,189
   David A. Gardner           7,854,101              224,113       3,881,189
   John R. Eisenman           7,854,069              224,145       3,881,189
   Roger T. Knox              7,854,069              224,145       3,881,189

 Appointment of Price
   Waterhouse
   Coopers LLP                8,185,409     1,652      1,085       3,771,257

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  1.    Exhibits:

                    Exhibit 10.19 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of February, 3, 1999.

                    Exhibit 10.20 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 12, 1999.

                    Exhibit 10.21 - Term Loan Agreement between Fred's Inc. and Union Planters National Bank dated as of April 23, 1999.


                    Exhibit 10.22 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of August 3, 1999.

                    Exhibit 27 - Financial Data Schedule (Edgar Filing only)

                  2.    Reports on Form 8-K:

                         Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRED'S, INC.


                                            /s/Michael J. Hayes
                                            --------------------
                                            Michael J. Hayes
Date:  September 14, 1999                   Chief Executive Officer
-------------------------

                                            /s/ Richard B. Witaszak
                                            -----------------------
                                            Richard B. Witaszak
Date:  September 14, 1999                   Chief Financial Officer
-------------------------

                                 EXHIBIT INDEX



                    Exhibit 10.19 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of February, 3, 1999.*

                    Exhibit 10.20 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 12, 1999.*


                    Exhibit 10.21 - Term Loan Agreement between Fred's Inc. and Union Planters National Bank dated as of April 23, 1999.*


                    Exhibit 10.22 - Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of August 3, 1999.

                    Exhibit 27 - Financial Data Schedule (Edgar Filing only)


* Incorporated by reference from Report on Form 10-Q for period ending May 1, 1999, filed with the Securities and Exchange Commission on June 15, 1999.

EXHIBIT 10.22


                     Seasonal Overline Revolving Credit Note

$5,000,000.00                                                 Memphis, Tennessee
                                                              August 3, 1999

     FOR VALUE RECEIVED, FRED'S, INC. (hereinafter, the "Borrower") promises to pay to the order of Union Planters Bank, N.A., (formerly Union Planters National
Bank) with its principal office at 6200 Poplar Avenue, Memphis, Tennessee (hereinafter, with any subsequent holder, the "Bank") at the Bank's principal office on demand or, if no demand, on December 31, 1999 the sum of Five Million Dollars ($5,000,000.00) or such lesser sum as shall be equal to the aggregate unpaid principal amount of all advances made from time to time hereunder by the Bank to the Borrower. Advances made hereunder are made in addition to credit facilities made available pursuant to that Revolving Loan and Credit Agreement dated May 15, 1992 as subsequently amended by a Modification Agreement dated May 31, 1995, a Second Modification Agreement dated July 31, 1995, a Third Modification Agreement dated February 28, 1997 and a Fourth Modification Agreement dated September 1, 1998 (said Revolving Loan and Credit Agreement and Modification Agreements being collectively referred to hereinafter as the "Agreement"). Advances made hereunder are made pursuant to the terms and conditions (not inconsistent herewith) of the Agreement.

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

     The Bank, at its option, may declare the entire unpaid principal balance of this Note and accrued and unpaid interest thereon to be immediately due and payable without demand, notice or protest (which are hereby waived) upon the occurrence of an Event of Default (as defined in the Agreement).

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

                                  Borrower:

                                  FRED'S, INC.

                                  By: /s/ Richard Witaszak
                                      --------------------
                                  Its:  Chief Financial Officer