Form 10-Q
period 1999-10-30
FREDS INC
filed 1999-12-14
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 1999.

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    --------------


Commission file number 000-19288


                                  FRED'S, INC.
             (Exact name of registrant as specified in its charter)


              Tennessee                             62-0634010
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

4300 New Getwell Rd., Memphis, Tennessee              38118
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

The registrant had 11,979,846 shares of common stock outstanding as of December 13, 1999.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     October 30, 1999 and January 30, 1999                                     3

    Consolidated Statements of Operations
     for the Thirteen Weeks Ended and the
     Thirty-Nine Weeks Ended October 30, 1999
     and October 31, 1998                                                      4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended October 30, 1999
     and October 31, 1998                                                      5

    Notes to Consolidated Financial Statements                             6 - 8

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     9 - 14

Part II - Other Information                                                   15
---------------------------

Signatures                                                                    16

                                  FRED'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                            October 30,   January 30,
                                                                                                   1999         1999
                                                                                                   ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $     821    $   2,406
  Receivables, less allowance for doubtful
   accounts                                                                                      10,770        8,931
  Inventories                                                                                   155,643      126,577
  Deferred income taxes                                                                           3,544        3,783
  Other current assets                                                                            1,003        1,367
                                                                                              ---------    ---------
    Total current assets                                                                        171,781      143,064

Property and equipment, at depreciated cost                                                      70,784       68,923
Equipment under capital leases, less
 accumulated amortization                                                                         1,318        1,578
Deferred income taxes                                                                             2,362        2,598
Other noncurrent assets                                                                           3,886        4,594
                                                                                              ---------    ---------
         Total assets                                                                         $ 250,131    $ 220,757
                                                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $  53,228    $  46,767
  Current portion of indebtedness                                                                26,869       11,606
  Current portion of capital lease obligations                                                      347          308
  Accrued liabilities                                                                            11,585       10,776
  Income taxes payable                                                                            1,979          826
                                                                                              ---------    ---------
    Total current liabilities                                                                    94,008       70,283

Long term portion of indebtedness                                                                10,552       10,264
Capital lease obligations                                                                         1,290        1,557
Other noncurrent liabilities                                                                      1,789        1,670
                                                                                              ---------    ---------
    Total liabilities                                                                           107,639       83,774
                                                                                              ---------    ---------

Shareholders' equity:
   Common stock, Class A voting, no par value,
    11,978,660 shares issued and outstanding
    (11,946,772 shares at January 30, 1999)                                                      67,293       66,951
   Retained earnings                                                                             75,618       70,596
   Deferred compensation on restricted
    stock incentive plan                                                                           (419)        (564)
                                                                                              ---------    ---------
      Total shareholders' equity                                                                142,492      136,983
                                                                                              ---------    ---------
         Total liabilities and shareholders' equity                                           $ 250,131    $ 220,757
                                                                                              =========    =========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                    (in thousands, except per share amounts)




                                           Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                          October 30,  October 31,     October 30,  October 31,
                                             1999        1998               1999          1998
                                             ----        ----               ----          ----

Net sales                                  $158,049   $142,339          $469,481      $428,130
Cost of goods sold                          110,932    100,890           334,093       310,198
                                           --------   --------          --------      --------
  Gross profit                               47,117     41,449           135,388       117,932
Selling, general and administrative
 expenses                                    41,933     36,936           123,013       107,255
                                           --------   --------          --------      --------
  Operating income                            5,184      4,513            12,375        10,677
Interest (income) expense, net                  723        404             1,869           620
                                           --------   --------          --------      --------
  Income before income taxes                  4,461      4,109            10,506        10,057
Provision for income taxes                    1,565      1,541             3,687         3,773
                                           --------   --------          --------      --------
Net income                                 $  2,896   $  2,568          $  6,819      $  6,284
                                           ========   ========          ========      ========


Net income per share:
  Basic                                    $    .24   $    .22          $    .58      $    .53
                                           ========   ========          ========      ========
  Diluted                                  $    .24   $    .21          $    .57      $    .52
                                           ========   ========          ========      ========

Weighted average number of common shares
 and common equivalent shares
 outstanding
  Basic                                      11,832     11,808            11,823        11,795
                                           ========   ========          ========      ========
  Diluted                                    12,076     12,044            12,063        12,087
                                           ========   ========          ========      ========



           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                    Thirty-Nine Weeks Ended
                                                    -----------------------
                                                    October 30,  October 31,
                                                       1999        1998
                                                     --------    --------
Cash flows from operating activities:
  Net income                                         $  6,819    $  6,284
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization                       8,572       6,291
    Amortization of deferred compensation on
     restricted stock incentive plan                      215         173
    Deferred income taxes                                 475       1,537
    (Increase) decrease in assets:
      Receivables                                      (1,839)     (1,280)
      Inventories                                     (29,036)    (19,346)
      Other current assets                                364      (1,244)
    Increase (decrease) in liabilities:
      Accounts payable                                  6,461        (352)
      Accrued liabilities                                 809         585
      Income taxes payable                              1,153      (1,027)
      Other noncurrent liabilities                        119         136
                                                     --------    --------
       Net cash used in
        operating activities                           (5,888)     (8,243)
                                                     --------    --------

Cash flows from investing activities:
  Additions to property and equipment                  (9,196)    (19,003)
  Additions to intangible assets                         (270)     (1,664)
                                                     --------    --------
       Net cash used in
        investing activities                           (9,466)    (20,667)
                                                     --------    --------

Cash flows from financing activities:
  Proceeds from borrowings                             16,763      25,725
  Reduction of indebtedness and
   capital lease obligations                           (1,440)       (160)
  Proceeds from exercise of stock options                 241         325
  Cash dividends paid                                  (1,795)     (1,784)
                                                     --------    --------
       Net cash provided by
        financing activities                           13,769      24,106
                                                     --------    --------
Increase (decrease) in cash and cash equivalents       (1,585)     (4,804)
Cash and cash equivalents:
  Beginning of period                                   2,406       5,303
                                                     --------    --------
  End of period                                      $    821    $    499
                                                     ========    ========

Supplemental disclosures of cash flow information:
  Interest paid                                      $  1,808    $    581
  Income taxes paid                                  $  2,200    $  2,879


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL


Fred's operates 320 discount general merchandise stores, including 26 franchised Fred's stores, in ten states in the southeastern United States. One hundred and eighty-four of the stores have full service pharmacies.

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

The results of operations for the thirteen week and thirty-nine week period ended October 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

The results of operations for the thirteen week and thirty-nine week period ended October 31, 1998 have been restated to reflect the Company's adoption of the last-in, first-out ("LIFO") method of accounting for its pharmacy inventories during the fourth quarter of 1998.


NOTE 2:  NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)
                    (in thousands, except per share amounts)


                                 Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                October 30, October 31,     October 30,  October 31,
                                     1999      1998              1999      1998
                                     ----      ----              ----      ----
Basic net income per share

  Net income                       $ 2,896   $ 2,568          $ 6,819   $ 6,284
                                   =======   =======          =======   =======


  Weighted average number of
   common shares outstanding
   during the period                11,832    11,808           11,823    11,795
                                   =======   =======          =======   =======


  Net income per share             $   .24   $   .22          $   .58   $   .53
                                   =======   =======          =======   =======


Diluted net income per share

  Net income                       $ 2,896   $ 2,568          $ 6,819   $ 6,284
                                   =======   =======          =======   =======


  Weighted average number of
   common shares outstanding
   during the period                11,832    11,808           11,823    11,795

  Additional shares attributable
   to common stock equivalents         244       236              240       292
                                   -------   -------          -------   -------

                                    12,076    12,044           12,063    12,087
                                   =======   =======          =======   =======
  Net income per share             $   .24   $   .21          $   .57   $   .52
                                   =======   =======          =======   =======

NOTE 3:  INVENTORIES

Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 17% of the retail inventories at October 30, 1999, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,109,000 at both October 30, 1999 and January 30, 1999.

LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.


NOTE 4:  RESTRUCTURING RESERVE

During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. This charge related to an accrual for closed facility lease obligations ($1,156,000) and the write-off of fixed assets and other store closing costs ($1,044,000). In addition, $660,000 of costs to eliminate certain product lines were incurred. These product lines were eliminated in 1997 and the reserves were fully utilized upon such disposition. Fixed asset write-offs were taken against assets being disposed. The remaining lease obligation reserves at October 30, 1999 represent future base payments required for two locations that have been closed.

The 1999 activity in this reserve is as follows:

                                  January 30,                        October 30,
(in thousands)                       1999           Charges              1999
                                  -----------       -------          -----------
Lease obligations                 $  400            $ (186)          $   214

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS


Thirteen Weeks Ended October 30, 1999 and October 31, 1998. Net sales increased to $158.0 million in 1999 from $142.3 million in 1998, an increase of $15.7 million or 11.0%. The increase was attributable to comparable store sales increases of 6.0% ($7.8 million) and sales by stores not yet included as comparable stores ($8.9 million). Sales to franchisees decreased $1 million in 1999. The sales mix for the period was 48.5% Hardlines, 32.7% Pharmacy, 13.7% Softlines, and 5.1% Franchise. This compares with 50.7% Hardlines, 29.0% Pharmacy, 13.8% Softlines, and 6.5% Franchise for the same period last year.

Gross profit increased to 29.8% of sales in 1999 compared with 29.1% of sales in the prior-year period. Gross profit margins benefitted from higher initial purchase margins, strong quarterly sales in various higher margin departments, such as home furnishings, domestics, footwear and electronics, and a reduction in franchise sales as a percentage of total sales, which carry substantially lower gross margins than the retail business.

Selling, general and administrative expenses increased to $41.9 million in 1999 from $36.9 million in 1998. As a percentage of sales, expenses increased to
26.5% of sales compared with 25.9% of sales last year. Selling, general and administrative expenses were impacted by higher employee benefit costs, increased marketing expenses associated with additional promotional activities during the quarter, higher store labor and supply costs associated with the opening or upgrading of 10 locations during the quarter, and a decrease in franchise sales as a percentage of total sales, which carries a significantly lower selling, general and administrative ratio than retail sales.

Interest expense increased to $.7 million in 1999 from $.4 million in 1998. The increased interest expense reflects higher average revolver borrowings for inventory purchases, as well as interest costs on term loan borrowings to finance a distribution center upgrade and acquisition of a new mainframe computer system. The company's average borrowing cost for the third quarter of 1999 was approximately 6.3%.

Thirty-Nine Weeks Ended October 30, 1999 and October 31, 1998. Net sales increased to $469.5 million in 1999 from $428.1 million in 1998, an increase of $41.4 million or 9.7%. The increase was attributable to comparable store sales increases of 3.8% ($14.8 million) and sales by stores not yet included as comparable stores ($29.5 million). Sales to franchisees decreased $2.9 million in 1999. The sales mix for the period was 48.5% Hardlines, 32.2% Pharmacy, 14.0% Softlines, and 5.3% Franchise. This compares with 52.0% Hardlines, 27.3% Pharmacy, 14.2% Softlines, and 6.5% Franchise for the same period last year.

Gross profit increased to 28.8% of sales in 1999 compared with 27.5% of sales in the prior-year period. Gross profit margins improved as a result of higher initial purchase margins, strong sales in various higher margin categories, and a reduction in franchise sales as a percentage of total sales, which carry substantially lower gross margins than the retail business. Gross profit margins were also impacted by a reduction in the LIFO inventory provision, as a percentage of sales, in comparison to 1998.

Selling, general and administrative expenses increased to $123.0 million in 1999 from $107.3 million in 1998. As a percentage of sales, expenses increased to 26.2% of sales compared with 25.0% of sales last year. Selling, general and administrative expenses were impacted by a reduction in franchise sales as a percentage of total sales, which carry a significantly lower expense ratio than retail sales, higher employee benefit costs, and increased levels of store labor, supply and repair and maintenance costs associated with store appearance upgrades at many of the stores throughout the year.

Interest expense increased to $1.9 million in 1999 from $.6 million in 1998, reflecting higher average revolver borrowings than last year, as well as interest costs on term loan borrowings to finance modernization and automation of the Company's distribution center and acquisition of a new mainframe computer system.

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

Cash flow used in operating activities totaled ($5.9) million during the thirty-nine week period ended October 30, 1999. Cash was primarily used to increase inventories. Total inventories increased approximately $29.0 million in the first nine months of 1999. This increase was primarily attributable to new stores and pharmacies added in the first nine months of 1999, accelerated seasonal import receipts due to delays experienced in the prior year, improved store in-stock positions in comparison to the beginning of the year, and duplicate inventories resulting from the introduction of several new merchandising programs. Accounts payable increased approximately $6.5 million in the first nine months of 1999.

Cash flows used in investing activities totaled ($9.5) million, and consisted primarily of $2.3 million of payments for the replacement of the Company's mainframe computer system and capital expenditures associated with the Company's store and pharmacy expansion program. During the first nine months, the Company opened 21 stores, closed 10 stores, and upgraded 6 stores. The Company expects to open 3 to 4 stores over the balance of the year.

Cash flows provided by financing activities totaled $13.8 million and included $2.3 million of borrowings under a term loan agreement for the replacement of the Company's mainframe computer system, and $14.5 million of borrowings under the Company's primary and seasonal revolvers for inventory needs.

The Company has available up to $35 million of unsecured credit commitments under a revolving Loan and Credit Agreement and Seasonal Overline Revolving Credit Agreement. The agreements bear interest at the lesser of 1.5% below prime rate or a LIBOR-based rate and mature at December 31, 1999 ($20 million) and June 1, 2003 ($15 million). Borrowings outstanding under these agreements totaled $24.7 million at October 30, 1999 compared to $13.7 million at October 31, 1998.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this Loan Agreement totaled $10.7 million at October 30, 1999. Borrowings under this Loan Agreement totaled $12.0 million at October 31, 1998.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. The Loan Balance at October 30, 1999 was $2.0 million.

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

          Upgrading store point of sale and pharmacy hardware and software systems to be Year 2000 compliant. All work related to this activity is complete.

          Verifying Year 2000 compliance of computer hardware and software providers and obtaining Year 2000 product warranties as necessary. All work related to this activity is complete.

          Having key suppliers and service providers demonstrate or certify their Year 2000 compliance, ensuring their ability to continue to supply and provide service to the Company up to and beyond January 1, 2000. The Company is also evaluating, correcting and testing electronic data interchange systems between Fred's, and its key suppliers. This process is approximately 98% complete and the targeted completion date for the remainder is December 20, 1999. Although there can be no assurance that the Company will not be adversely affected by the Year 2000 issues of its key suppliers and service providers, management believes that ongoing communications will continue to minimize its risk.

          Evaluate, test and correct the Company's personal computer hardware and software, voice and data communication systems, and other date sensitive operating devices, to ensure Year 2000 compliance. The evaluation and testing phase of this process has been completed and all required replacement systems have been installed.

          The Company's distribution center hardware and software were replaced during 1997 and 1998, and are completely Year 2000 compatible. The Company operates its merchandising and inventory replenishment/distribution systems with software that is being modified for Year 2000 compatibility. All mission critical systems have been rewritten and implemented, and the remaining non-critical systems are being rewritten and corrected and will be 100% completed by December 17, 1999.

          The Company's financial information systems are heavily dependent on date fields and have been rewritten and corrected to be Year 2000 compatible.

          The Company's payroll and human resource systems are moderately dependent on date fields. The systems have been rewritten and tested and are Year 2000 compatible.

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

          Not Applicable.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

          Exhibit 10.19 - Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999

          Exhibit 27 - Financial Data Schedule (Edgar Filing only)

          Reports on Form 8-K:

          Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FRED'S, INC.


                                                        /s/ Michael J. Hayes
                                                        --------------------
                                                        Michael J. Hayes
Date:  December 13, 1999                                Chief Executive Officer



                                                        /s/ Richard B. Witaszak
                                                        -----------------------
                                                        Richard B. Witaszak
Date:  December 13, 1999                                Chief Financial Officer