Form 10-K
period 2000-01-29
FREDS INC
filed 2000-04-28
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 29, 2000


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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of April 24, 2000, there were 11,976,728 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $14.625 per share on the NASDAQ Stock Market on April 24, 2000, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $175,159,647.

     As of April 24, 2000, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended January 29, 2000 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

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

     Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts, that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                                     PART I

Item 1: Business

General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 293 discount general merchandise stores in ten states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). One hundred and eighty-two of the Company's stores have full service pharmacies. The Company also markets goods and services to 26 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 14,015 square feet and had average sales of $2,207,000 in fiscal 1999. No single store accounted for more than 1.0% of sales during fiscal 1999.

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

     Wide variety of frequently purchased, basic merchandise -Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 182 of its stores.

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

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 30% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance, and will be the primary site growth in the future. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.

Expansion Strategy

     The Company expects that expansion will occur primarily within its present geographic area and will be focused in small to medium sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's added a net 10 stores in 1999, and anticipates opening a net of twenty-five to thirty new stores in 2000. The Company's new store prototype has 14,000 square feet of space. Opening a new store currently costs between
$320,000 and $420,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 19 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate. During 1999, the Company converted seven Xpress locations to full size Fred's locations and anticipates converting up to seven more Xpress locations during 2000.

     A significant growth area for the Company has been its pharmacy business. In 1999, the Company added a net 2 new pharmacies. During 2000, the Company anticipates adding at least 20 additional pharmacies. Approximately 62% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for adding new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                                             1995       1996      1997      1998       1999
                                             ----------------------------------------------
 Stores open at beginning of period           184        206        213       261        283
 Stores opened/acquired during period          36         13         49        29         20
 Stores closed during period                  (14)        (6)        (1)       (7)       (10)
                                           -------------------------------------------------
 Stores open at end of period                 206        213        261       283        293
                                           =================================================
Number of stores with Pharmacies at
  End of period                                92        101        141       180        182
                                           =================================================
Square feet of selling space at end of
 period (in thousands)                      2,797      2,828      3,362     3,680      3,966
                                           =================================================
Average square feet of selling space
  per store                                13,915     13,277     13,875    13,925     14,015
                                           =================================================
Franchise stores at end of period              34         32         31        29         26
                                           =================================================

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

Purchasing

     The Company's primary non-prescription drug buying activities are directed from the corporate office by three Vice Presidents-Merchandising who are supported by a staff of 19 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

     During 1999 all of the Company's prescription drugs were purchased individually by its pharmacies and shipped direct from a pharmaceutical wholesaler. On November 24, 1999, the company entered into a supply agreement with Bergen Brunswig Drug Company to be Fred's new primary pharmaceutical wholesaler and to provide substantially all of the company's prescription drugs. During 1999, approximately 30% of the Company's total purchases were made from its pharmaceutical wholesalers. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with one supplier as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

Sales Mix

     Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

     The Company's sales mix by major category during 1999 was as follows:

         Pharmaceuticals...................................................30.6%
         Household Goods...................................................21.8%
         Apparel and Linens................................................13.5%
         Health and Beauty Aids............................................11.9%
         Food and Tobacco Products........................................  9.0%
         Paper and Cleaning Supplies......................................  8.3%
         Sales to Franchised Fred's Stores..................................4.9%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 1999 the average customer transaction size was approximately $14.72, and the number of customer transactions totaled approximately 43 million.

     Products sold under the "Fred's" private label program, including household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products, constituted approximately 5% of total sales in 1999. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

     As previously mentioned, the Company sells merchandise to its 26 franchised "Fred's" stores. These sales during the last three years totaled $32,850,000 in 1999, $35,766,000 in 1998, and $37,700,000 in 1997 representing 4.9%, 6.0%, and
7.7% of total revenue, respectively. Franchise and other fees totaling $1,761,000 in 1999, $1,957,000 in 1998,and $1,967,000 in 1997 have been earned by Fred's. These fees represent a reimbursement for use of the Fred's name and other administrative cost incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

Advertising and Promotions

     Advertising and promotion costs represented 1.4% of net sales in 1999. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and a discount retail image. During 1999, the Company eliminated the distribution of two major circulars, and now distributes thirteen major advertising circulars per year.

     The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. The store managers, with corporate approval, are permitted to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area. Store and Pharmacy Operations

     All Fred's stores and pharmacies are open six days a week (Monday through Saturday), and many stores are open seven days a week. Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy are also managed by a full-time pharmacist. The Company's seventeen district managers supervise the management and operation of Fred's stores and pharmacies.

     Fred's operates 182 in-store pharmacies which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

Inventory Control and Distribution

Inventory Control

     The Company's computerized central management information system (known as "AURORA," which stands for Automation Utilizing Replenishment Ordering and
Receiving Accuracy) maintains a daily SKU level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers which capture SKU and other data at the time of sale for daily transmission to the Company's central data processing center. Data received from the stores is used to automatically replenish frequently purchased merchandise on a weekly basis and to assist the Company's buyers in their decision making process.

Distribution

     The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). During 1998, the Company completed a $12 million project to modernize and automate its distribution center. This project, including implementation of a new warehouse management computer system, has increased the center's capacity sufficiently to accommodate the Company's store expansion plans for the next several years. Approximately 60% of the merchandise received by Fred's stores in 1999 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

Seasonality

     The Company's business is seasonal to a certain extent. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

Employees

     At January 29, 2000, the Company had approximately 7,010 full-time and part-time employees, comprising 710 corporate and distribution center employees and 6,300 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. Management believes it has good relationships with its employees.

Item 2: Properties

     As of January 29, 2000, the geographical distribution of the Company's 293 locations was as follows:

         State                             Number of Stores
         --------------------------------------------------
         Mississippi                                 86
         Tennessee                                   59
         Arkansas                                    57
         Alabama                                     32
         Louisiana                                   25
         Georgia                                     23
         Kentucky                                    3
         North Carolina                              2
         Missouri                                    5
         Florida                                     1

     The Company owns the real estate and the buildings for 57 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 231 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Two hundred and four of the locations are in strip centers or adjoined with a downtown shopping district, with the remainder being free-standing.

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

Item 3: Legal Proceedings

     The Company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the results of operations, cash flows, or the financial condition of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2000.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters

     The information required by this item is incorporated herein by reference to Page 29 of the Annual Report to Shareholders for the year ended January 29, 2000 (the "Annual Report to Shareholders").

Item 6: Selected Financial Data

     The selected financial data for the five years ended January 29, 2000, which appears on page 8 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations appearing on pages 9 through 13 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7a: Quantitative and Qualitative Disclosure about Market Risk

     The Company has no holdings of derivative financial or commodity instruments as of January 29, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8: Financial Statements and Supplementary Data

     The consolidated financial statements appearing on pages 14 through 26 of the Annual Report to Shareholders are incorporated herein by reference.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

Name                      Age      Positions and Offices
----                      ---      ---------------------
Michael J. Hayes(1)       58       Director, Managing Director (2), Chief Executive Officer
David A. Gardner(1)       52       Director and Managing Director (2)
John R. Eisenman(1)       58       Director
Roger T. Knox(1)          62       Director
John Reier                59       President
Edwin C. Boothe           42       Executive Vice President and Chief Operating Officer
John A. Casey             53       Executive Vice President - Pharmacy Operations
Jerry A Shore             47       Executive Vice President and Chief Financial Officer
Charles S. Vail           57       Corporate Secretary, Vice President - Legal Services and General Counsel

(1) Four directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.

(2) According to the By-laws of the Company, the Managing Directors (Messrs. Hayes and Gardner) are the chief executive officers of the Company and have general supervisory responsibility for the business of the Company.

     Michael J. Hayes was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Hayes has been Chief Executive Officer since October 1989. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President - Corporate Finance and Financial Services.

     David A. Gardner was elected a director of the Company in January 1987 and has been a Managing Director of the Company since October 1989. Mr. Gardner has been President of Gardner Capital Corporation, a real estate and venture capital investment firm since April 1980. Additionally, Mr. Gardner is a director of Organogenesis, Inc., Wynd Communications Corporation, NumeriX, LLC and Joyce International, Inc.

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

     Roger T. Knox has served the Memphis Zoological Society as its President and Chief Executive Officer since January 1989. Mr. Knox was the President and Chief Operating Officer of Goldsmith's Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1989 and its Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley's Department Stores in Houston, Texas for 20 years. Additionally, Mr. Knox is a director of Hancock Fabrics, Inc.

     John Reier is President. Mr. Reier joined the company in May of 1999. Prior to joining the company, Mr.Reier was President and Chief Executive Officer of Sunny's Great Outdoors Stores, Inc. from 1997 to 1999, and was President, Chief Operating Officer, Senior Vice President of Merchandising, and General Merchandise Manager at Family Dollar Stores, Inc. from 1987 to 1997.

     Edwin C. Boothe is Executive Vice President and Chief Operating Officer. Mr. Boothe joined the Company in 1975 and has served in various positions in Store Operations and Loss Prevention, and was elected to Chief Operating Officer in January 1998.

     John A. Casey is Executive Vice President - Pharmacy Operations. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.

     Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang's International, a major importing and wholesale distribution company, as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.

     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President - Legal since 1984. Mr. Vail joined the Company in 1968.

Item 11: Executive Compensation

     Information regarding executive compensation is incorporated herein by reference from the information on pages 6 through 9 of the Company's Proxy Statement, which will be filed within 120 days of the registrant's fiscal year end.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from pages 2 and 3 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13: Certain Relationships and Related Transactions

     This information is incorporated herein by reference from the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 10 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements

     The following consolidated financial statements are incorporated herein by reference from pages 14 through 26 of the Annual Report to Shareholders for the year ended January 29, 2000.

          Report of Independent Accountants.

          Consolidated Statements of Income for the years ended January 29, 2000, January 30, 1999, and January 31, 1998.

          Consolidated Balance Sheets as of January 29, 2000, and January 30, 1999.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended January 29, 2000, January 30, 1999, and January 31, 1998.

          Consolidated Statements of Cash Flows for the years ended January 29, 2000, January 30, 1999, and January 31, 1998.

          Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

     Report of Independent Accountants on Financial Statement Schedules for each of the three years for the period ended January 29, 2000.

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

          4.1  Specimen  Common  Stock  Certificate   [incorporated   herein  by
               reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Form S-1].

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

          *10.8 1993 Long Term  Incentive  Plan  dated as of  January  21,  1993
               [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].

*Management Compensatory Plan

          10.9 Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].

          10.10 Second Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].

          10.11 Seasonal Overline Revolving Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 23, 1996 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended August 3, 1996].

          10.12 Addendum to Leasing Agreement and form of schedules 2 through 6 of Schedule A by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated December 19, 1996 (modifies the Lease Agreement included as Exhibit 10.6) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].

          10.13 Third Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of February 28, 1997 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].

          10.14 Term Loan Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 5, 1998 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 2, 1998].

          10.15 Fourth Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of September 1998. [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 1, 1998].

          10.16 Preferred Share Purchase Plan [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 31, 1998].

          10.17 Seasonal Overline  Agreement  between  Fred's,  Inc.  and  Union
               Planters National Bank dated as of February 3, 1999. [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999.]

          10.18 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated s of May 12, 1999. [Incorporated herein by reference to the Company's Report on From 10-Q for the quarter ended May 1, 1999.]

          10.19 Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999. [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999.]

          10.20 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of August 3, 1999. [Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended July 31, 1999.]

          10.21 Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999. [Incorporated herein by reference to Company's Report on Form 10-Q for the quarter ended October 31, 1999.]

          **10.22 Addendum to Leasing  Agreement and Form of Schedules 7 through
               8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999. [Modifies the Lease Agreement included as Exhibit 10.6]

          **10.23  Revolving  Loan  Agreement  between  Fred's,  Inc.  and Union
               Planters Bank, NA and Suntrust Bank dated April 3, 2000.

          **13.1 Annual report to shareholders for the year ended January 29, 2000 (to the extent incorporated herein by reference).

          **21.1 Subsidiaries of Registrant

          **23.1 Consent of PricewaterhouseCoopers LLP

          **27. Financial Data Schedule

** Filed herewithin

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April, 2000.

                                              FRED'S, INC.

                                               By: /s/ Michael J. Hayes
                                               ------------------------
                                               Michael J. Hayes, Chief Executive
                                               Officer

                                               By: /s/ Jerry A. Shore
                                               ----------------------
                                               Jerry A. Shore, Executive Vice
                                               President and Chief Financial
                                               Officer(Principal Accounting and
                                               Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of April, 2000.

             Signature                                        Title

         /s/ Michael J. Hayes               Director, Managing Director,
         --------------------------         Chief Executive Officer
         Michael J. Hayes

         /s/ David A. Gardner               Director and Managing Director
         --------------------------
         David A. Gardner

         /s/ Roger T. Knox                  Director
         --------------------------
         Roger T. Knox

         /s/ John R. Eisenman               Director
         --------------------------
         John R. Eisenman

(a)(1)  Consolidated Financial Statements

Fred's, Inc.

Consolidated Financial Statements
January 29, 2000



                        Report of Independent Accountants

To the Board of Directors and Shareholders of Fred's, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fred's, Inc. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pharmacy inventories during the year ended January 30, 1999.

  PricewaterhouseCoopers LLP
  Memphis, TN


March 13, 2000
except for Note 5, as
to which the date
is April 3, 2000

Fred's, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)





                                                                                                January 29,              January 30,
                                                                                                      2000                      1999
                                                                                                      ----                      ----
ASSETS
Current assets:
   Cash and cash equivalents                                                          $              3,036       $             2,406
   Receivables, less allowance for doubtful accounts of $452
      ($644 at January 30, 1999)                                                                    10,911                     8,931
   Inventories                                                                                     141,612                   126,577
   Deferred income taxes                                                                             3,002                     3,783
   Other current assets                                                                              1,865                     1,367
                                                                                       -------------------       -------------------
        Total current assets                                                                       160,426                   143,064

Property and equipment, at depreciated cost                                                         73,459                    68,923
Equipment under capital leases, less accumulated amortization of
   $856 ($501 at January 30, 1999)                                                                   1,835                     1,578
Deferred income taxes                                                                                  866                     2,598
Other noncurrent assets, net                                                                         3,636                     4,594
                                                                                       -------------------       -------------------
        Total assets                                                                   $           240,222       $           220,757
                                                                                       ===================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $             39,653       $            46,767
   Current portion of indebtedness                                                                  30,306                    11,606
   Current portion of capital lease obligations                                                        430                       308
   Accrued liabilities                                                                               9,680                    10,776
   Income taxes payable                                                                                650                       826
                                                                                       -------------------       -------------------
        Total current liabilities                                                                   80,719                    70,283
Long-term portion of indebtedness                                                                   10,027                    10,264
Capital lease obligations                                                                            1,734                     1,557
Other noncurrent liabilities                                                                         1,829                     1,670
                                                                                       -------------------       -------------------
        Total liabilities                                                                           94,309                    83,774
                                                                                       -------------------       -------------------
Commitments and contingencies (Notes 7 and 11)
Shareholders' equity:
   Common stock, Class A voting, no par value, 11,988,276 shares
      issued and outstanding (11,946,772 shares at January 30, 1999)                                67,326                    66,951
   Retained earnings                                                                                78,902                    70,596
   Deferred compensation on restricted stock incentive plan                                          (315)                     (564)
                                                                                       -------------------       -------------------
        Total shareholders' equity                                                                 145,913                   136,983
                                                                                       -------------------       -------------------
                                                                                      $            240,222        $          220,757
                                                                                      ====================        ==================

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)


                                                                                            For the Years Ended
                                                                                            -------------------
                                                                        January 29,             January 30,              January 31,
                                                                            2000                      1999                      1998
                                                                            ----                      ----                      ----
Net sales                                                          $     665,777        $          600,902       $          492,236
Cost of goods sold                                                       478,138                   436,523                  357,135
                                                                   -------------        ------------------       ------------------
        Gross profit                                                     187,639                   164,379                  135,101
Selling, general and administrative expenses                             168,696                   149,668                  119,590
                                                                   -------------        ------------------       ------------------
        Operating income                                                  18,943                    14,711                   15,511
Interest expense (income), net                                             2,504                     1,106                     (149)
                                                                   -------------        ------------------       ------------------
        Income before taxes                                               16,439                    13,605                   15,660
Income taxes                                                               5,737                     4,775                    5,873
                                                                   -------------        ------------------       ------------------
        Net income                                                 $      10,702        $            8,830       $            9,787
                                                                   =============        ==================       ==================
Net income per share
   Basic                                                           $         .90        $              .75       $              .84
                                                                   =============        ==================       ==================
   Diluted                                                         $         .89        $              .73       $              .83
                                                                   =============        ==================       ==================
Weighted average shares outstanding
   Basic                                                                  11,827                    11,798                   11,670
                                                                   =============        ==================       ==================
   Diluted                                                                12,072                    12,078                   11,863
                                                                   =============        ==================       ==================


See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(in thousands, except share data)

                                                             Common Stock                 Retained         Deferred
                                                      Shares              Amount          Earnings     Compensation            Total
                                                      ------              ------          --------     ------------            -----
Balance, February 1, 1997                          9,328,822          $   63,369     $      56,364     $       (154)     $  119,579
Cash dividends paid ($.17 per share)                                                        (1,999)                          (1,999)
Repurchase of shares                                     (80)
Issuance of restricted stock                          56,491                 507                               (507)
Exercises of stock options                            97,557               1,211                                              1,211
Other issuances                                       18,046                 300                                                300
Amortization of deferred compensation
   on restricted stock incentive plan                                                                           173             173
Tax benefit on exercise of stock
   options                                                                   313                                                313
Five-for-four stock split                          2,365,953                                    (5)                              (5)
Net income                                                                                   9,787                            9,787
                  -- ----                          ---------          ----------     -------------     ------------      ----------
Balance, January 31, 1998                         11,866,789              65,700            64,147             (488)        129,359
Cash dividends paid ($.20 per share)                                                        (2,381)                          (2,381)
Repurchase of shares                                     (30)                                                                     -
Issuance of restricted stock                          46,182                 752                               (362)            390
Cancellation of restricted stock                      (5,500)                (38)                                38               -
Exercises of stock options                            39,331                 329                                                329
Amortization of deferred compensation
   on restricted stock incentive plan                                                                           248             248
Tax benefit on exercise of stock
   options                                                                   208                                                208
Net income                                                                                   8,830                            8,830
                  -- ----                          ---------          ----------     -------------     ------------      ----------
Balance, January 30, 1999                         11,946,772              66,951            70,596             (564)        136,983
Cash dividends paid ($.20 per share)                                                        (2,396)                          (2,396)
Issuance of restricted stock                           9,900                 124                               (124)
Cancellation of restricted stock                      (5,700)               (118)                               118
Other issuances                                        1,714                  30                                                 30
Exercises of stock options                            35,590                 296                                                296
Amortization of deferred compensation
   on restricted stock incentive plan                                                                           255             255
Tax benefit on exercise of stock
   options                                                                    43                                                 43
Net income                                                                                  10,702                           10,702
                  -- ----                          ---------          ----------     -------------     ------------      ----------
Balance, January 29, 2000                         11,988,276          $   67,326     $      78,902    $        (315)    $   145,913
                 === ====                         ==========          ==========     =============    =============     ===========

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)


                                                                                                 For the Years Ended
                                                                                   January 29,       January 30,         January 31,
                                                                                         2000              1999                 1998
                                                                                         ----              ----                 ----
Cash flows from operating activities:
   Net income                                                                  $       10,702    $        8,830   $           9,787
   Adjustments to reconcile net income to net cash flows
       from operating activities:
        Depreciation and amortization                                                  11,830             8,939               7,112
        Provision for uncollectible receivables                                            80               124                 589
        LIFO Reserve                                                                      100             3,108                   -
        Deferred income taxes                                                           2,513             2,344                (652)
        Amortization of deferred compensation on restricted
           stock incentive plan                                                           255               248                 173
        Issuance of restricted stock                                                        -               390                   -
        Gain on sale of fixed assets                                                      (41)                -                (114)
        (Increase) decrease in assets:
           Receivables                                                                 (2,060)           (1,969)             (3,182)
           Inventories                                                                (15,135)          (14,664)            (16,852)
           Other assets                                                                  (847)           (2,354)             (1,099)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                    (8,210)           (3,712)             25,137
           Income taxes payable                                                          (176)             (890)                 68
           Other noncurrent liabilities                                                   159               175                   1
                                                                               --------------    --------------   -----------------
              Net cash (used in) provided by operating activities                        (830)              569              20,968
                                                                               --------------    --------------   -----------------
Cash flows from investing activities:
   Capital expenditures                                                               (14,848)          (23,266)             (9,696)
   Proceeds from dispositions of property and equipment                                   215                 -                 279
   Acquisition, net of cash acquired                                                        -                 -            ( 12,850)
                                                                               --------------    --------------   -----------------
              Net cash used in investing activities                                   (14,633)          (23,266)            (22,267)
                                                                               --------------    --------------   -----------------
Cash flows from financing activities:
   Reduction of indebtedness and capital lease obligations                             (2,139)             (556)             (1,487)
   Proceeds from revolving line of credit, net of payments                             18,040            10,200                   -
   Proceeds from term loan                                                              2,249            12,000                   -
   Proceeds from exercise of options                                                      296               329               1,211
   Tax benefit upon exercise of stock options                                              43               208                 313
   Payment of cash for dividends and fractional shares                                (2,396)           (2,381)              (2,004)
                                                                               --------------    --------------   -----------------
              Net cash provided by (used in) financing activities                      16,093            19,800              (1,967)
                                                                               --------------    --------------   -----------------
Increase (decrease) in cash and cash equivalents                                          630            (2,897)             (3,266)
Cash and cash equivalents:
   Beginning of year                                                                    2,406             5,303               8,569
                                                                               --------------    --------------   -----------------
   End of year                                                                $         3,036   $         2,406   $           5,303
                                                                               --------------    --------------   -----------------
Supplemental disclosures of cash flow information:
   Interest paid                                                              $         2,399   $         1,239   $             346
   Income taxes paid                                                          $         3,810   $         2,828   $           6,154
Non cash investing and financing activities:
   Assets acquired through capital lease obligations                          $           612   $           509   $           1,290
   Common stock issued for acquisition                                        $            30   $             -   $             300


See accompanying notes to consolidated financial statements.

Fred's, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. (the "Company") is the sale of general merchandise through its 293 retail discount stores located in the southeastern United States. In addition, the Company sells general merchandise to its 26 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997, as used herein, refer to the years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

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

Inventories. Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 18% and 16% of the retail inventories at January 29, 2000 and January 30, 1999, respectively, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO (first- in, first-out) method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,208,000 at January 29, 2000 and $3,108,000 at January 30, 1999.

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

Fred's, Inc.
Notes to Consolidated Financial Statements


Selling,  general and  administrative  expenses.  The Company  includes  buying,
warehousing,   transportation  and  occupancy  costs  in  selling,  general  and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 1999, 1998, and 1997 was $8,926,000, $9,621,000, and $7,383,000, respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 26 franchised stores. Sales are recorded at Company owned stores when sold to the public. Sales to franchised stores are recorded when purchased from the Company's warehouse. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative cost incurred on behalf of the franchised stores. Total franchise income for 1999, 1998, and 1997 was $1,761,000, $1,957,000, and
$1,967,000, respectively.

Other intangibles assets. Other identifiable intangible assets which are included in other noncurrent assets primarily represents amounts associated with acquired pharmacies and are being amortized over five years. These intangibles, net of accumulated amortization, totaled $3,559,000 at January 29, 2000, $4,521,000 at January 30, 1999, and $3,742,000 at January 31, 1998. Amortization
expense  for  1999,  1998 and 1997 was  $1,307,000,  $1,214,000,  and  $739,000,
respectively.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments having original maturities of three months or less, are classified as cash equivalents. Included in accounts payable is outstanding checks in excess of funds on deposit which totaled $14,089,000 at January 29, 2000 and $15,818,000 at January 30, 1999.

Financial  instruments.  At  January  29,  2000,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Fred's, Inc.
Notes to Consolidated Financial Statements

Business segments. The Company has one reportable operating segment, its sales of merchandise through its Company owned stores and to franchised Fred's locations, which are organized around the products sold and markets served.

Comprehensive income. The Company discloses all comprehensive income items in accordance with Statement of Financial Accounting Standards No. 130. Reporting Comprehensive Income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.


Reclassifications. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Recent Accounting Pronouncements. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which deferred the effective date provisions of SFAS No. 133 for the company to the first quarter of 2001. The Company does not believe this new standard will have an impact on its financial statements since it currently has no derivative instruments.

NOTE 2 - ACQUISITION

Effective October 10, 1997, the Company executed an Asset Purchase Agreement for the purchase of inventory and other selected assets of CVS Revco D.S., Inc. for $12.85 million in cash. Tangible assets acquired consisted of inventory of $9.7 million and fixed assets of $2.0 million. The remaining purchase price was allocated to identifiable intangible assets acquired.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following (in thousands):


                                                                                              1999                  1998
                                                                                              ----                  ----
Buildings and improvements                                                            $     65,660          $     63,975
Furniture, fixtures and equipment                                                           81,424                71,612
                                                                                      ------------          ------------
                                                                                           147,084                135,587
Less accumulated depreciation and amortization                                             (78,018)              (70,966)
                                                                                      ------------          ------------
                                                                                            69,066                64,621
Land                                                                                         4,393                 4,302
                                                                                      ------------          ------------
                                                                                      $     73,459          $     68,923
                                                                                      ============          ============

Depreciation expense totaled $10,168,000,  $7,442,000,  and $6,115,000 for 1999,
1998 and 1997, respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements

NOTE 4 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):

                                                                                              1999                  1998
                                                                                              ----                  ----
Payroll and benefits                                                                  $      2,992           $     2,761
Sales and use taxes                                                                          1,726                 1,909
Insurance                                                                                    2,904                 3,328
Other                                                                                        2,058                 2,778
                                                                                      ------------           -----------
                                                                                      $      9,680           $    10,776
                                                                                      ============           ===========


NOTE 5 - INDEBTEDNESS

On May 15, 1992, the Company and a bank entered into a Revolving Loan and Credit Agreement (the "Agreement"). The Agreement, as amended, provides the Company with an unsecured revolving line of credit commitment of up to $15 million, and is also supplemented with $15 million of seasonal overline capabilities and bears interest at 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity and net income levels. There were $28,240,000 and $10,200,000 borrowings outstanding under the Agreement at January 29, 2000 and January 30, 1999, respectively. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement.

On April 3, 2000, a new Revolving Loan and Credit Agreement (the "Agreement") was entered into to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The new Agreement increases the revolving line of credit commitment to $40 million and the term of the Agreement extends to April 3, 2003. All other provisions of the Agreement are essentially the same as the May 15, 1992 Agreement, as amended.

On April 23, 1999, the Company and a bank entered into a loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 millionto finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this agreement at January 29, 2000 were $1,828,000 and the principal maturity on this loan is as follows: $562,500 in fiscal 2000; $562,500 in fiscal 2001; $562,500 in fiscal
2002; $140,500 in fiscal 2003.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Under the most restrictive covenants of the Loan Agreement, the Company is required to maintain specified shareholders' equity and net income levels. Borrowings outstanding under this Loan Agreement totaled $10,265,000 at January 29, 2000 and $11,670,000 at January 30, 1999. The principal maturity under this Agreement for debt outstanding at January 29, 2000 is as follows: $1,503,358 in fiscal 2000; $1,612,742 in fiscal 2001; $1,727,860 in fiscal 2002; $1,851,199 in fiscal 2003;
$1,983,338 in fiscal 2004; and $1,586,503 thereafter.

Interest  expense for 1999,  1998 and 1997 totaled  $2,504,000,  $1,206,000  and
$343,000, respectively.

NOTE 6 - INCOME TAXES

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. The provision for income taxes consists of the following (in thousands):

                                                                            1999              1998           1997
                                                                            ----              ----           ----
Current
   Federal                                                           $     3,224     $       2,639     $    6,225
   State                                                                       -              (208)           300
                                                                           3,224             2,431          6,525
                                                                     -----------     -------------     ----------
Deferred
   Federal                                                                 2,116             1,974           (840)
   State                                                                     397               370            188
                                                                     -----------     -------------     ----------
                                                                           2,513             2,344           (652)
                                                                     -----------     -------------     ----------
                                                                     $     5,737     $       4,775     $    5,873
                                                                     ===========     =============     ==========

Fred's, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                                                              1999                  1998
                                                                                              ----                  ----
Current deferred tax assets:
   Inventory valuation methods                                                         $       758       $           861
   Accrual for inventory shrinkage                                                             672                 1,028
   Allowance for doubtful accounts                                                             285                   358
   Insurance accruals                                                                          990                 1,160
   Other                                                                                       749                 1,084
                                                                                       -----------       ---------------
Gross current deferred tax assets                                                            3,454                 4,491
   Deferred tax asset valuation allowance                                                     (182)                 (328)
                                                                                       -----------       ---------------
                                                                                             3,272                 4,163
Current deferred tax liabilities                                                              (270)                 (380)
                                                                                       -----------       ---------------
           Net current deferred tax asset                                              $     3,002       $         3,783
                                                                                       ===========       ===============
                                                                                              1999                  1998
                                                                                              ----                  ----
Noncurrent deferred tax assets:
   Net operating loss carryforwards                                                    $     1,421       $         1,028
   Postretirement benefits other than pensions                                                 694                   634
   Restructuring costs                                                                          82                   229
   Other                                                                                     1,583                 1,759
                                                                                       -----------       ---------------
Gross noncurrent deferred tax assets                                                         3,780                 3,650
   Deferred tax asset valuation allowance                                                   (1,239)                 (700)
                                                                                       -----------       ---------------
                                                                                             2,541                 2,950
Noncurrent deferred tax liabilities:
   Depreciation                                                                             (1,648)                 (319)
   Other                                                                                       (27)                  (33)
                                                                                       -----------       ---------------
Gross noncurrent deferred tax liabilities                                                   (1,675)                 (352)
                                                                                       -----------       ---------------
           Net noncurrent deferred tax asset                                           $       866       $         2,598
                                                                                       ===========       ===============



The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward periods as described below. The valuation allowance is based upon management's conclusion that certain tax carryforward items will expire unused. During 1999 and 1998, the valuation allowance increased $393,000 and $98,000, respectively, as the result of the company generating additional net operating loss carry forwards in certain states. The release of valuation allowance of $206,000 for the year ended January 31, 1998 resulted from the Company's ability to assure utilization of certain state net operating loss carry forwards and tax credits that were originally anticipated to expire unused.

Fred's, Inc.
Notes to Consolidated Financial Statements


At January 29, 2000, the Company has certain net operating loss carry forwards which were acquired in reorganizations and purchase transactions which are available to reduce income taxes, subject to usage limitations. These carry forwards total approximately $36,687,000 for state income tax purposes, and expire at various times during the period 2001 through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carry forwards which can be utilized.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                                                            1999              1998                  1997
                                                                            ----              ----                  ----
Income tax provision at statutory rate                                      35.0%             35.0%                 35.0%
State income taxes, net of federal benefit                                   1.6               0.8                   3.4
Change in valuation allowance                                                  -               0.7                  (1.3)
Surtax Exemptions                                                           (1.0)             (1.0)                 (1.0)
Other                                                                       (0.7)             (0.4)                  1.4
                                                                            ----              ----                   ---
                                                                            34.9%             35.1%                 37.5%


NOTE 7 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $15,329,000, $13,618,000, and $10,239,000 for 1999, 1998 and 1997, respectively. Amortization expense on assets under capital lease for 1999, 1998 and 1997 was $355,000, $283,000, and $258,000,
respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements


Future minimum rental payments under all operating and capital leases as of January 29, 2000 are as follows (in thousands):

                                                                                         Operating               Capital
                                                                                            Leases                Leases
                                                                                            ------                ------
2000                                                                                $       14,738           $       741
2001                                                                                        12,842                   741
2002                                                                                        11,032                   741
2003                                                                                         8,618                   364
2004                                                                                         6,021                   255
Thereafter                                                                                  13,465                   142
                                                                                    --------------           -----------
Total minimum lease payments                                                        $       66,716                 2,984
                                                                                    ==============
Imputed interest                                                                                                    (820)
                                                                                                             -----------
Present value of net minimum lease payments, including
                                                                                                             -----------
   $430 classified as current portion of capital lease obligations                                           $     2,164
                                                                                                             ===========


NOTE 8 - SHAREHOLDERS' EQUITY

The Company has 30 million shares of Class A voting common stock authorized. The Company's authorized capital also consists of 11.5 million shares of Class B nonvoting common stock, of which no shares have been issued. In addition, the Company has authorized 10 million shares of preferred stock, of which no shares have been issued.

Effective October 12, 1998 the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right ("the Right") for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company's common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, on October 12, 2008.

On November 20, 1997, the board of directors approved a five-for-four stock split to be effective on December 19, 1997 for shareholders of record on December 5, 1997. The split resulted in the issuance of 2,365,953 shares of common stock. All per share data included herein have been restated to reflect the stock split.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 1,168,750 shares may be granted. These options expire five years from the date of grant. Options outstanding at January 29, 2000 expire in 2000 through 2004.

A summary of activity in the plan follows:

                                               1999                           1998                          1997
                                               ----                           ----                          ----
                                                    Weighted                       Weighted                       Weighted
                                                     Average                        Average                        Average
                                                    Exercise                       Exercise                       Exercise
                                    Options            Price        Options           Price        Options           Price
                                    -------            -----        -------           -----        -------           -----
Outstanding at beginning
   of year                          490,139       $    13.40        411,298     $      8.55        297,113      $    10.60
Granted                             136,750            11.82        150,695           25.61        364,355            8.61
Canceled                            (26,101)           14.79        (32,523)          12.46        (16,353)           9.81
Expired                              (1,744)           11.33              -               -       (120,778)          14.45
Exercised                           (35,590)            8.38        (39,331)           8.42       (113,039)          10.65
                                    -------             ----        -------            ----       --------           -----
Outstanding at end of year          563,454            13.13        490,139           13.40        411,298            8.55
                                    =======            =====        =======           =====        =======            ====
Exercisable at end of year          169,313             9.10        152,483            9.85         90,115           10.70
                                    =======             ====        =======            ====         ======           =====


The weighted average remaining  contractual life of all outstanding  options was
2.9 years at January 29, 2000.

Fred's, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at January 29, 2000:

                                                   Options Outstanding                                    Options Exercisable
                                                   -------------------                                    -------------------
                                                             Weighted
                                                              Average
                                                            Remaining            Weighted                              Weighted
                                      Number              Contractual             Average                Number         Average
           Range of           Outstanding at                     Life            Exercise        Exercisable at        Exercise
       Exercise Prices      January 29, 2000                (in Years)              Price      January 29, 2000           Price
       ---------------      ----------------                ----------              -----      ----------------           -----
        $5.90 to $8.00               247,951                      2.0           $    7.15               131,160      $     7.09

      $11.00 to $17.90               189,228                      3.8           $   12.69                34,053      $    14.85

      $22.75 to $25.88               126,275                      3.2           $   25.54                 4,100      $    25.50
                                     -------                                                            -------
                                     563,454                                                            169,313
                                     =======                                                            =======



The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, Accounting for Stock- Based Compensation, the Company's operating results for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)       1999           1998          1997
-------------------------------------       ----           ----          ----
Net income
          As reported                   $ 10,702      $    8,830     $  9,787
          Pro forma                       10,363           8,322        9,492
Basic earnings per share
          As reported                       0.90            0.75         0.84
          Pro forma                         0.88            0.71         0.81
Diluted earnings per share
          As reported                       0.89            0.73         0.83
          Pro forma                         0.86            0.69         0.80

Fred's, Inc.
Notes to Consolidated Financial Statements


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions using grants in 1999, 1998 and 1997, respectively:

                                           1999             1998           1997
                                           ----             ----           ----
Average expected life (years)               3.0              3.0            3.0
Average expected volatility                43.3%            41.5%          37.6%
Risk-free interest rates                    4.8%             5.5%           6.0%
Dividend yield                              1.5%             1.3%           2.4%


The weighted average grant-date fair value of options granted during 1999, 1998 and 1997 was $4.17, $7.85, and $2.40 respectively.

Restricted Stock. During 1999, 1998 and 1997, the Company issued a net of 4,200, 40,682, and 56,491 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since 1996.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of seven years of service. The Company's contributions for the years ended January 29, 2000, January 30, 1999, and January 31, 1998 were $96,000, $83,000, and $65,000, respectively.

Fred's, Inc.
Notes to Consolidated Financial Statements

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:

                                                                                       For the Year Ended
                                                                                       ------------------
                                                                      January 29,        January 30,        January 31,
                                                                            2000                1999               1998
                                                                            ----                ----               ----
(in thousands)
Benefit obligation at beginning of year                        $           1,252   $          1,132    $          1,235
Service cost                                                                 127                103                  97
Interest cost                                                                 91                 85                  83
Participant contributions                                                      -                  4                   2
Amendments                                                                     -                  -                  (7)
Actuarial (gain) loss                                                        (17)               (67)               (258)
Benefits paid                                                                (76)                (5)                (20)
                                                               -----------------   ----------------    ----------------
Benefit obligation at end of year                              $           1,377   $          1,252    $          1,132
                                                               =================   ================    ================



A reconciliation of the Plan's funded status to accrued benefit cost follows:

                                                                      January 29,         January 30,         January 31,
                                                                            2000                1999                1998
(in thousands)
Funded status                                                   $         (1,377)   $         (1,252)   $         (1,132)
Unrecognized net actuarial loss (gain)                                      (406)               (405)               (356)
Unrecognized prior service cost                                               (6)                 (6)                 (7)
                                                               -----------------     ----------------    ----------------
Accrued benefit costs                                           $         (1,789)   $         (1,663)   $         (1,495)
                                                                ================    ================    ================


The medical care cost trend used in determining this obligation is 10.0% effective February 1, 1997, decreasing annually before leveling at 6.5% in 2003. This trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $202,000. The discount rate used in calculating the obligation was 7.75% in 1999, 6.75% in 1998 and 7.5% in 1997.

Fred's, Inc.
Notes to Consolidated Financial Statements

The annual net postretirement cost is as follows:

                                                                                         For the Year Ended
                                                                                         ------------------
                                                                      January 29,         January 30,         January 31,
                                                                            2000                1999                1998
                                                                            ----                ----                ----
(in thousands)
Service cost                                                     $           127     $           103    $             97
Interest cost                                                                 91                  85                  83
Amortization of net loss (gain) from prior periods                           (17)                (21)                (19)
Amortization of unrecognized prior service cost                                1                   1                   -
                                                                 ---------------     ---------------     ---------------
Net periodic postretirement benefit cost                         $           202     $           168     $           161
                                                                 ===============     ===============     ===============


The Company's policy is to fund claims as incurred.

NOTE 10 - NET INCOME PER SHARE

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

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                                     Year Ended
                                January 29, 2000                   January 31, 1999                   January 31, 1998
                                               Per-Share                          Per-Share                           Per-Share
                         Income    Shares       Amount       Income    Shares      Amount       Income     Shares      Amount
                         ------    ------       ------       ------    ------      ------       ------     ------      ------
Basic EPS             $10,702       11,827  $      .90    $ 8,830       11,798 $      .75     $ 9,787       11,670 $      .84
                      -------       ------  ----------    -------       ------ ----------     -------       ------ ----------
Effect of Dilutive
   Securities
Restricted stock                       108                                  79                                 42
Stock options                          137                                 201                                151
                      -------       ------  ----------    -------       ------ ----------     -------       ------ ----------
Diluted EPS           $10,702       12,072  $      .89    $ 8,830       12,078 $      .73     $ 9,787       11,863 $      .83
                      =======       ======  ==========    =======       ====== ==========     =======       ====== ==========



NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments. At January 29, 2000, the Company had commitments approximating $5,695,000 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit
aggregating   $2,240,000  utilized  as  collateral  for  their  risk  management programs.

Litigation. The Company is a party to several pending legal proceedings and claims in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the results of operations, cash flows, or the financial condition of the Company.

NOTE 12 - OTHER EXPENSES

During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. This charge included an accrual for closed facility lease obligations of $1,156,000. The remaining lease obligation at January 29, 2000 represents remaining future base payments required on one location that has been closed.

The 1999 activity in this reserve is as follows:

                                        January 31,        January 30,                          January 29,
                                           1998                1999            Payments             2000
                                           ----                ----            --------             ----
Lease obligations                       $   666            $    400            $   (185)        $    215

Fred's, Inc.
Notes to Consolidated Financial Statements


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      First            Second           Third           Fourth
                                                                     Quarter          Quarter          Quarter          Quarter
                                                                     -------          -------          -------          -------
(in thousands, except per share data)
Year Ended January 29, 2000
---------------------------

Net sales                                                      $     154,934      $   156,498      $   158,049      $   196,296
Gross profit                                                          44,319           43,952           47,117           52,251
Net income                                                             2,886            1,037            2,896            3,883
Net income per share
    Basic                                                               0.24             0.09             0.24             0.33
    Diluted                                                             0.24             0.09             0.24             0.32
Cash dividends paid per share                                           0.05             0.05             0.05             0.05

Year Ended January 30, 1999(1)
------------------------------

Net sales                                                      $     144,156      $   141,635      $   142,339      $   172,772
Gross profit                                                          37,869           38,614           41,449           46,447
Net income                                                             2,286            1,430            2,568            2,546
Net income per share
    Basic                                                               0.19             0.12             0.22             0.22
    Diluted                                                             0.19             0.12             0.21             0.21
Cash dividends paid per share                                           0.05             0.05             0.05             0.05


(1) The quarterly data for the year ended January 30, 1999 includes the impact of the accounting change described in Note 1.

                      Report of Independent Accountants on

                          Financial Statement Schedules

  To the Board of Directors
  of Fred's, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 13, 2000, except for Note 5, as to which the date is April 3, 2000, appearing in the 1999 Annual Report to Shareholders of Fred's, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  PricewaterhouseCoopers LLP
  Memphis, TN

  March 13, 2000

                 Schedule II - Valuation and Qualifying Accounts

                              Balance at  Charged to                  Balance at
                              Beginning   Costs and     Deductions    End
                              of Period   Expenses      Write-offs    of Period

Allowance for doubtful Accounts:

Year ended January 31, 1998         946      860            (1,040)     766
Year ended January 30, 1999         766      124              (246)     644
Year ended January 29, 2000         644       80              (272)     452

EXHIBIT 10.22


                 SCHEDULE A TO LEASING AGREEMENT SCHEDULE NO. 7
                                                                                                                         PAGE 1 OF 2
Between Hogan Motor Leasing Inc. (Hogan) and Fred's, Inc. (Customer)                                             LEASE DATED 1/31/92
LOCATION OF HOGAN FACILITY: Memphis, TN

Veh.#     Date of   Term            VEHICLE DESCRIPTION          Licensed Orig.   Deprec.  Est.    Fixed      Mileage  Refrig.
          Del.      in Yrs                                       Weight   Value            Annual  Charge per Rate     Maint
                                                                                           Mileage Wk/Mo      per      Rate
                                                                                                              Mile     per Hr.
                            Yr. &    Model &  Serial #                            Monthly
                            Make     Type                                         Amt.
L-5386    1/13/00   6       2000     8100 T/A 1HSHCAHR7YH298330  80,000   $67,980 $610     75,000  $331.75/wk $.06/Mi  N/A
                            Navistar Tractor

L-5387    1/13/00   "       "        "        1HSHCAHR9YH298331  "        "       "        "       "          "        "

L-5388    1/13/00   "       "        "        1HSHCAHR0YH298332  "        "       "        "       "          "        "

L-5389    1/13/00   "       "        "        1HSHCAHR2YH298333  "        "       "        "       "          "        "

L-5390    1/13/00   "       "        "        1HSHCAHR4YH298334  "        "       "        "       "          "        "

L-5391    1/13/00   "       "        "        1HSHCAHR6YH298335  "        "       "        "       "          "        "

                                   (Side One)

NOTE:  The above (6) six vehicles will replace vehicle #'s L-387, L-5235, L-5237, L-5238, L-5239 and L-5240.

1. If prior to the date that a Vehicle is placed in service of the Customer, the purchase price of the Vehicle has been increased by the manufacturer of the Vehicle, then the original agreed value as set forth in the Schedule A and the fixed lease charge per week for that Vehicle shall be adjusted upward accordingly.

2.   Liability Insurance Responsibility: [ ] Hogan [X] Customer

     Limits:  Check  only one  block  and  complete  the  appropriate  blank(s).

          X   Combined Single Limits        $  1,000,000       per occurrence
         ----                                -----------------
              Bodily Injury                 $                  per person
         ----                                -----------------
              Bodily Injury                 $                  per occurrence
                                             -----------------
              Property Damage               $                  per occurrence
                                             -----------------

     Liability
     Deductible: $ 0  per occurrence.
                 ----

3.   Physical Damage Responsibility by: Hogan          $           deductible
                                               -----   ----------
                                     Customer    X     $ 25,000.00 deductible
                                                -----  ----------

4.   Fuel tax reporting responsibility: X Hogan     Customer
                                       ---       ---

5.   Domicile of the Vehicle(s) by city: Memphis, TN
                                        -------------------

6. The base index of 168.3 will be used to compute the Consumer Price Index for Urban Consumers, 1982-84 base period.

7.   Allowances/year:  License  Fee $ 1,400.00  Federal  Heavy  Vehicle  Use Tax
                                    -----------
     $550.00
     -------

     Fuel/Road/Mile permit charges totaling $included for each Vehicle listed on
                                            ---------
     the Schedule shall be included in Customer's Fixed Rental Charge for the states of: TN, AR, MS, MO, AL, KY, GA, LA
                --------------------------------


8.   Painting  and  lettering  fee: $ 0 . Any amount in excess will be billed to
                                   -----
     Customer.


9.   Washing provided by Hogan Power Units 26 Trailers           times per year.
                         -----             ---        -----------
                   (Hogan/Customer)

10. Estimated Annual Mileage: If the estimated mileage as of the Date of Delivery for each Vehicle shown on the front of this Schedule A increases by 20%, the parties agree to negotiate in good faith the charges, depreciation and term for that Vehicle.

This Schedule A is a part of the Leasing Agreement between the parties hereto.

HOGAN MOTOR LEASING, INC. (HOGAN)                  FRED'S, INC. (CUSTOMER)
By:      /s/ Brian J. Hogan                        By:      /s/ Richard Witaszak
   ------------------------                           -------------------------
Name:        Brian J. Hogan                        Name:        Richard Witaszak
             --------------                                     ----------------
Title:       President                             Title:Chief Financial Officer
             ---------                                   -----------------------
Date:          1/13/00                             Date:         Sept. 20, 1999
               -------                                           --------------

                                   (Side Two)

                                                   SCHEDULE A TO LEASING AGREEMENT                                    SCHEDULE NO. 8
                                                                                                                         PAGE 1 OF 2
Between Hogan Motor Leasing Inc. (Hogan) and Fred's, Inc. (Customer)                                             LEASE DATED 1/31/92
LOCATION OF HOGAN FACILITY: Memphis, TN

Veh.#   Date of  Term              VEHICLE DESCRIPTION         Licensed Orig.   Deprec. Est.    Fixed      Mileage  Refrig.
        Del.     in Yrs                                        Weight   Value           Annual  Charge per Rate     Maint
                                                                                        Mileage Wk/Mo      per      Rate
                                                                                                           Mile     per Hr.
                         Yr. &    Model &   Serial #                            Monthly
                         Make     Type                                          Amt.
L-5392  1/13/00  6       2000     8100 T/A  1HSHCAHR8YH298336  80,000   $67,980 $610    75,000  $331.75/wk $.06/Mi  N/A
                         Navistar Tractor

L-5393  1/13/00  "       "        "         1HSHCAHRXYH298337  "        "       "       "       "          "        "

L-5394  2/07/00  "       "        "         1HSHCAHR9YH307908  "        "       "       "       "          "        "


                                   (Side One)

1. If prior to the date that a Vehicle is placed in service of the Customer, the purchase price of the Vehicle has been increased by the manufacturer of the Vehicle, then the original agreed value as set forth in the Schedule A and the fixed lease charge per week for that Vehicle shall be adjusted upward accordingly.

2.   Liability Insurance Responsibility: [ ] Hogan [X] Customer

     Limits:  Check  only one  block  and  complete  the  appropriate  blank(s).

          X   Combined Single Limits        $  1,000,000       per occurrence
         ----                                -----------------
              Bodily Injury                 $                  per person
         ----                                -----------------
              Bodily Injury                 $                  per occurrence
                                             -----------------
              Property Damage               $                  per occurrence
                                             -----------------

     Liability
     Deductible: $ 0  per occurrence.
                 ----

3.   Physical Damage Responsibility by: Hogan          $           deductible
                                               -----   ----------
                                     Customer    X     $ 25,000.00 deductible
                                                -----  ----------

4.   Fuel tax reporting responsibility: X Hogan     Customer
                                       ---       ---

5.   Domicile of the Vehicle(s) by city: Memphis, TN
                                        -------------------

6. The base index of 168.3 will be used to compute the Consumer Price Index for Urban Consumers, 1982-84 base period.

7.   Allowances/year:  License  Fee $ 1,400.00  Federal  Heavy  Vehicle  Use Tax
                                    -----------
     $550.00
     -------

     Fuel/Road/Mile permit charges totaling $included for each Vehicle listed on
                                            ---------
     the Schedule shall be included in Customer's Fixed Rental Charge for the states of: TN, AR, MS, MO, AL, KY, GA, LA
                --------------------------------


8.   Painting  and  lettering  fee: $ 0 . Any amount in excess will be billed to
                                   -----
     Customer.


9.   Washing provided by Hogan Power Units 26 Trailers           times per year.
                         -----             ---        -----------
                   (Hogan/Customer)

10. Estimated Annual Mileage: If the estimated mileage as of the Date of Delivery for each Vehicle shown on the front of this Schedule A increases by 20%, the parties agree to negotiate in good faith the charges, depreciation and term for that Vehicle.

This Schedule A is a part of the Leasing Agreement between the parties hereto.

HOGAN MOTOR LEASING, INC. (HOGAN)                  FRED'S, INC. (CUSTOMER)
By:      /s/ Brian J. Hogan                        By:      /s/ Richard Witaszak
   ------------------------                           -------------------------
Name:        Brian J. Hogan                        Name:        Richard Witaszak
             --------------                                     ----------------
Title:       President                             Title:Chief Financial Officer
             ---------                                   -----------------------
Date:          1/13/00                             Date:         Sept. 20, 1999
               -------                                           --------------

                                   (Side Two)





EXHIBIT 10.23

                                CREDIT AGREEMENT
                                   (RESTATED)



                                     Between

                    Union Planters Bank, National Association
           (on its own behalf as Lender and as Administrative Agent),

                                  SunTrust Bank
                            (as Documentation Agent)



                                       and

                                   Fred's Inc.
                                  (as Borrower)











                              WYATT TARRANT & COMBS
                          6800 POPLAR AVENUE, SUITE 200
                          MEMPHIS, TENNESSEE 38138-7445
                      901.537.1000, FACSIMILE 901.537.1010
                                WWW.WYATTFIRM.COM

                                CREDIT AGREEMENT
                                   (RESTATED)

     This Revolving Loan and Credit Agreement (restated) is made and entered into this 28 day of March, 2000, to be effective as of the 3rd day of April, 2000, by and between

                    UNION PLANTERS BANK, NATIONAL ASSOCIATION

a national banking association which has an address at 6200 Poplar Avenue, Memphis, Tennessee, 38119, (the "Lender" or "Administrative Agent"), and

                                  SUNTRUST BANK

a banking association which has an address at 6410 Poplar Avenue, Suite 320, Memphis, TN, 38119, (the "Documentation Agent"), and

                      FRED'S, INC., a Tennessee corporation

having its corporate offices at 4300 New Getwell Road, Memphis, Tennessee, 38118, (the "Borrower").

1.   RECITALS

1.1. Borrower's Operations. The Borrower is engaged in the general retail merchandising of goods through company-owned and franchised stores located in the south and southeast United States.

1.2. Prior Credit Facility. The Lender has traditionally provided credit to the Borrower in making available to the Borrower certain credit facilities in order to finance its acquisition of inventory and for general business purposes and to refinance certain capital expenditures and to generally finance the business operations of the Borrower.

1.3. Application for Credit. The Borrower has requested that the Lender continue to provide credit to the Borrower under terms and conditions herein set forth, and to otherwise extend the existing credit line with the modifications set forth in this restatement of the existing credit agreement.

1.4. Agreement of Lender. The Lender is willing to extend the credit facilities described below and to issue its Credits for the account of the Borrower from time to time on the terms and conditions hereinafter set forth.

1.5. Agreement. Now, therefore, in consideration of the premises and of other good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

2.   DEFINITIONS

2.1. Definitions. In addition to terms defined elsewhere in this Agreement, the following terms shall have the meanings indicated, which meanings shall be equally applicable to both the singular and plural forms of such terms:

     "Advance" shall mean the drawing down by the Borrower of funds from the Lender on any given Advance Date.

     "Advance Date" shall mean the date as of which the Bank advances funds to or for the account of the Borrower.

     "Affiliate" of any Person shall mean any other Person which, directly or indirectly, controls, or is controlled by, or is under common control with, such Person. For purposes of this definition, "control" of any Person shall mean the power, directly or indirectly, either to (i) vote fifty percent 50% or more of the securities having ordinary voting power for the election of directors of such Person or (ii) direct the management and policies of such Person, whether by contract or otherwise. The term "Affiliate" shall include, without limitation, any partnership of which the Borrower or any Affiliate of the Borrower are a general partner or is a limited partner with more than a fifty percent (50%) interest.

     "Administrative Agent", unless changed by notice to the Borrower hereafter, shall mean the Lender, and shall refer to the Lender's capacity as servicing agent.

     "Agreement" or "Credit Agreement" shall mean this revolving loan and credit agreement, as a restatement and modification of the existing credit agreement between the Lender and the Borrower.

     "Authorized Party shall mean any of the following individuals:

                  Chief Executive Officer
                  President
                  Chief Financial Officer

                  Treasurer,
                  Secretary

     Additional Authorized Parties may be added and removed from time to time by the Borrower by written correspondence to the Lender executed by Secretary of the Borrower. The Lender may require specimen signatures of any Authorized Party from time to time.

     "Balance Sheet" shall have the meaning ascribed thereto in Section 3.3.

     "Business Day" shall mean a day on which federally chartered commercial banks are required to be open for business in Memphis, Tennessee.

     "Charges" are defined as fixed asset impairments or LIFO inventory adjustments, including inventory writedowns.

     "Closing Date" shall mean the date upon which this Agreement is executed.

     "Commitment" means the sum of $40,000,000.00. Notwithstanding the use of the term "commitment" with respect to calculations of fees, the actual amount which the Lender has agreed to lend or provide credit to the Borrower shall be limited by the ratios and conditions set forth in this Credit Agreement.

     "Consolidated Net Income" shall mean the Net Income for all the Significant Subsidiaries and Affiliates.

     "Costs" shall have the meaning defined in Section 6.9.

     "Default" shall mean any event which, with the lapse of time, the giving of notice, or both, would become an Event of Default hereunder.

     "Documentation Agent" shall mean SunTrust Bank absent contrary notice to the Borrower, and shall denote a party holding documents or other items of collateral or deposits on behalf of all parties having an interest in the Borrower's Obligations hereunder.

     "EBITDA" means, for any period, the total of the following each calculated without duplication on a consolidated basis for such period: (a) Consolidated Net Income; plus (b) any provision for (or less any benefit from) income or franchise taxes included in determining Consolidated Net Income; plus (c) interest expense (including the interest portion of Capital Lease Obligations) deducted in determining Consolidated Net Income; plus (d) amortization and depreciation expense deducted in determining Consolidated Net Income.

     "EBITDAR" shall be defined as EBITDA plus operating lease and rent expenses (including rent expenses from operating leases which are treated as financing for all purposes other than accounting purposes), excluding up to $5,000,000.00 worth of Charges in any twelve (12) month period.

     "Environmental Laws" means any present or future federal, state or local law, rule, regulation or order relating to pollution, waste, disposal or the protection of human health or safety, plant life or animal life, natural resources or the environment.

     "Event of Default" shall have the meaning defined in Section 9.1.

     "Fixed Charges" shall mean interest expense plus currently scheduled principal reduction plus capital and operating lease expenses and rent expenses.

     "Hazardous Material" means all or any of the following: (a) substances that are defined or listed in, or otherwise classified pursuant to, any Environmental Laws or regulations as "hazardous substances", "hazardous materials", "hazardous wastes", "toxic substances" or any other formulation intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, or toxicity; (b) oil, petroleum or petroleum derived substances, natural gas, natural gas liquids or synthetic gas and drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; and (d) asbestos in any form or electrical equipment which contains any oil or dielectric fluid containing polychlorinated biphenyls.

     "Indebtedness" shall mean, for any Person, (a) all indebtedness or other obligations of such Person for borrowed money or for the deferred purchase price of property or services, (b) all indebtedness or other obligations of any other Person the payment or collection of which such Person has guaranteed (except by reason of endorsement for collection in the ordinary course of business) or in respect of which such Person is liable, contingently or otherwise, including without limitation liable by way of agreement to purchase, to provide funds for payment, to supply funds to or otherwise to invest in such other Person, or otherwise to assure a creditor against loss, (c) all indebtedness or other obligations of any other Person for borrowed money or for the deferred purchase price of property or services secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance upon or in property (including without limitation accounts and contract rights) owned by such Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations, and (d) capitalized lease obligations of such Person.

     "Interest Rate" shall mean the interest rate as selected by the Borrower or, absent such selection the interest rate otherwise provided under the terms of this Agreement. Calculation of interest based upon the Prime Rate shall be based upon the actual number of days elapsed in a 365/366 day year. Calculations of interest which is indexed to LIBOR shall be based upon number of days lapsed assuming a 360 day year.

     "LIBOR" shall mean the London Inter-Bank Offering Rate as distributed by Bloomberg Financial Markets. Effective on any applicable LIBOR Change Date the LIBOR based Interest Rates charged the Borrower with respect to any Advance or other segregated portion of the outstanding indebtedness affected shall be adjusted by a corresponding number of points (and fractional parts thereof), rounded to four decimal points, provided however, that the rate, as adjusted shall not exceed the maximum rate of interest from time to time during the term hereof which Lender is permitted by law to contract for and charge.

     "LIBOR Change Date" shall mean, with respect to any Advance or other segregated portion of the outstanding indebtedness collectively bearing interest at a rate based upon LIBOR, that day, 30, 60 or 90 days after the date on which the then current LIBOR rate was selected, as appropriate. On the LIBOR Change Date, the interest rate chargeable with respect to any Advance or other such segregated portion of the outstanding indebtedness, shall revert to the Prime Rate, unless the Borrower has affirmatively selected another LIBOR based rate with respect to such Advance or other such segregated portion of the outstanding indebtedness.

     "LIBOR Period" shall mean, with respect to any Advance or other segregated portion of the outstanding indebtedness collectively accruing interest at a rate based upon the LIBOR rate, the applicable period selected (i.e. 30, 60 or 90 days) as the term for which LIBOR Quotes are to be selected. With respect to any Advance or other such segregated portion of the outstanding indebtedness, the interest rate chargeable under this agreement shall remain fixed during its applicable LIBOR Period, changing only upon a LIBOR Change Date.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien, charge or deposit arrangement or other arrangement having the practical effect of the foregoing and shall include the interest of a vendor or lessor under any conditional sale agreement, capitalized lease or other title retention agreement, but shall not include any consignment filing made on inventory not belonging to the Borrower.

     "Loan" means the entire indebtedness of the Borrower to the Lender arising under the terms of this Agreement.

     "Loan Account" shall mean an account on the books of the Lender in the name of the Borrower in which shall be recorded loans and Advances made by the Lender to and for the account of the Borrower pursuant to this Agreement; all other charges, expenses and other items properly chargeable to the Borrower; all Costs; all fees charged the Borrower pursuant to Section 4.8 hereof; all payments made by the Borrower on account of indebtedness evidenced by the Loan Account; all setoffs of bank accounts which are made by the Lender; and other appropriate debits and credits.

     "Loan Documents" shall mean each of this Agreement, the Notes, and each other document or instrument executed by the Borrower in favor of the Lender in connection with the transaction contemplated hereby, and shall include any other supporting documentation for the Notes.

     "Maturity Date" means April 3, 2003.

     "Net Income" of the Borrower for any period shall mean the net income, determined in accordance with generally accepted accounting principles, but in any event by deducting from the amount of its gross income for such period all operating expenses and other proper charges to income for such period, including (without in any respect limiting the generality of the foregoing) interest on all outstanding Indebtedness, amortization of debt discount and expense, amortization of all other deferred charges properly subject to amortization, provisions for all taxes including taxes based on or measured by income, provisions for all contingency reserves whether general or special, made in accordance with generally accepted accounting principles (but, to the extent that any such provision is subsequently determined to have been unnecessary and is reversed on the books of such Person, the amount thereof (less the amount of taxes, if any, with respect thereto) may be included in computations of "Net Income" subsequently made for the period in which such provision was created), and provisions for depreciation, retirements and obsolescence in accordance with generally accepted accounting principles and in amounts not less than those actually deducted on the books of such Person.

     "Note" means the Borrower's promissory note in the amount of the Commitment and also embodying the additional obligations set forth in this Agreement.

     "Obligations" include, without limitation, any and all liabilities, debts, and obligations of the Borrower to the Lender, of each and every kind, nature and description, under this Agreement, under any other Loan Document or under any other agreement between the Borrower and the Lender. "Obligations" also includes, without limitation, any and all obligations of the Borrower to act or to refrain from acting in accordance with the terms, provisions, and covenants of this Agreement or of any other agreement between the Borrower and the Lender or any other instrument furnished by the Borrower to the Lender. The Lender's books and records shall be prima facie evidence of the amount of the Borrower's Indebtedness to the Lender hereunder.

     "Person" shall mean any natural person, corporation, unincorporated organization, trust, joint-stock company, joint venture, association, company, partnership or government, or any agency or political subdivision of any government.

     "Prime Rate" shall mean the Prime Rate announced by Union Planters Bank, N.A. as in effect from time to time for commercial loans. Effective on the day on which any change occurs such announced rate, the Prime Rate based Interest Rates charged the Borrower shall be adjusted upward or downward by a number of percentage points (and fractional parts thereof) equal to the adjustment upward or downward in such announced rate, and calculated on the basis of a 365-day year; provided, however, that the rate, as adjusted, shall not exceed the maximum rate of interest from time to time during the term hereof, which Lender is permitted by law to contract for and charge.

     "Quote" shall mean the published reference rates found in the Northeast Edition of the Wall Street Journal for any applicable day if under the heading "Money Rates". In the event that such quotes ceased to be published, any reference to Prime shall be deemed to be the "Prime Rate", and any reference to LIBOR Rates shall be based upon a rate determined by the Bank in good faith to be the current London Inter-Bank Offering Rate for U. S. Currency.

     "Significant Subsidiary" means, at any date of determination, any Subsidiary (i) whose Total Assets equals or exceeds five percent (5%) of the Total Assets of the Borrower, or (ii) whose Net Income for the most recently completed four fiscal quarters equals or exceeds five percent (5%) of the Borrower's Consolidated Net Income for such period.

     "Tangible Net Worth" shall mean GAAP Net Worth less deferred taxes and less intangible assets (which include trademarks, copyrights, goodwill, computer software, customer lists and capitalized advertising costs).

     "Total Adjusted  Liabilities"  shall equal GAAP liabilities plus contingent
liabilities   under   letters  of  credit  as  well  as   guaranties   or  other
contingencies.

     "Total Assets" shall mean all assets of the Borrower and its subsidiaries on an consolidated basis determined in accordance with generally accepted accounting principles.

     "Total Capital" shall equal Total Adjusted Liabilities + GAAP Net Worth.

Accounting Definitions. Accounting terms not specifically defined in this Agreement shall have the meanings given to them under accounting principles and practices generally accepted in the United States, ("GAAP") applied on a basis consistent with prior periods.

2.2. Other Definitional Provisions. The words "hereof", "herein" and "hereunder", and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement. Any Section, Exhibit or Schedule references are to this Agreement unless otherwise specified.

3.   REPRESENTATIONS AND WARRANTIES OF THE BORROWER

     In order to induce the Lender to enter into this Agreement and to make the loans provided for herein, the Borrower makes the following representations and warranties to the Lender, all of which shall survive the execution and delivery of this Agreement and the Note. In addition, with each application by the Borrower to the Lender for any Advance, the following representations and warranties shall be deemed restated and incorporated by reference with such Advance request. In the event any of the following are not accurate at the time of such request, the Borrower shall affirmatively so state, except that Section
3.3 shall be deemed updated as additional 10-Q's and 10-K's are filed.

3.1. Corporate Existence and Power. The Borrower and each of its subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation and is duly qualified or licensed to transact business in all places where the nature of the properties owned by it or the business conducted by it makes such qualification necessary or where the failure to be so qualified or licensed might have a material adverse effect upon the financial condition, business or properties of the Borrower.

3.2. Corporate Authority. Neither the authorization, execution, delivery, nor performance by the Borrower of this Agreement or of the other Loan Documents, nor the performance of the transactions contemplated hereby or thereby will violate any provision of the corporate charter or by-laws of the Borrower, and none of the foregoing do or will with the passage of time or the giving of notice, result in a breach of, or result in a default or require any consent under or result in the creation of any lien, charge or encumbrance upon any property or assets of the Borrower pursuant to, any instrument or agreement to which the Borrower is a party or by which Borrower or its respective properties may be bound or affected. In addition, neither the foregoing nor the terms and conditions of the Guaranties shall have any similar affect or result with respect to any of the Borrower's subsidiaries, including those guaranteeing the Obligations of the Borrower.

3.3. Financial Condition. The consolidated balance sheet of the Borrower and its subsidiaries dated as of October 30, 1999, (the "Balance Sheet"), as contained in the 10-K filings and the 10-Q filings made by the Borrower with the Securities and Exchange Commission, (the "Filings"), a copy of which has been reviewed by the Lender, any statements of income, statement of cash flows and shareholders' equity of the Borrower and its subsidiaries for the fiscal period ending on that date, including any related notes (collectively, the "Financial Statements"), which were heretofore furnished to the Lender, are true, correct and complete and fairly present the financial condition of the Borrower and its subsidiaries as of the date of such statements. Other than as reflected in such Filings, the Borrower and its subsidiaries have no direct or contingent obligations or liabilities which are or would be material to the financial condition of the Borrower or its subsidiaries, nor any material unrealized or unanticipated losses from any commitment of the Borrower or its subsidiaries. Such financial statements contained in the Filings have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. Since the date of the Filings, there has been no material adverse change in the business or assets, or in the condition or prospects, financial or otherwise, of the Borrower or its subsidiaries from that set forth in the Filings.

3.4. Pending Litigation. Except as heretofore disclosed in the Filings to Lender, there are no suits or proceedings pending, or to the knowledge of the Borrower or its subsidiaries, threatened, before any court or by or before any governmental or regulatory authority, commission, bureau or agency or public regulatory body against or affecting the Borrower or its subsidiaries which if adversely determined might have a material adverse effect on the financial condition or business of the Borrower or its subsidiaries, or otherwise affect the ability of the Lenders to comply with the terms hereof.

3.5. Payment of Taxes. The Borrower and its subsidiaries have properly prepared and filed or caused to be properly prepared and filed all federal, state and local tax returns which are required to be filed and has paid all taxes shown thereon to be due. No extensions of any statute of limitations are in effect with respect to any tax liability of the Borrower or its subsidiaries.

3.6. Certain Agreements. Borrower and its subsidiaries are not parties to any agreement or instrument or subject to any court order or governmental decree materially and adversely affecting their business properties or assets, operations or condition (financial or otherwise) in any material respect.

3.7. Authorization, Etc. All authorizations, consents, approvals and licenses required under the corporate charters or by-laws of the Borrower and its subsidiaries or under applicable law or regulation for the ownership or operation of the property owned or operated by the Borrower and its subsidiaries or the conduct of any business or activity conducted by the Borrower and its subsidiaries have been duly issued and are in full force and effect, and the Borrower and its subsidiaries are not in default, nor has any event occurred which with the passage of time or the giving of notice, or both, would constitute a default under any of the terms or provisions thereof, or under any order, decree, ruling, regulation or other decision or instrument of any governmental commission, bureau or other administrative agency or public regulatory body having jurisdiction over the Borrower and its subsidiaries, which default might have a material adverse effect on the financial condition or business of the Borrower and its subsidiaries. No approval, consent or authorization of or filing or registration with any governmental commission, bureau or other regulatory authority or agency or any other third party is required with respect to the execution, delivery or performance of any of the Loan Documents.

3.8. Use of Loans. The proceeds of the Advances shall be used to finance its acquisition of inventory and for general business purposes and to refinance certain capital expenditures and to generally finance the business operations of the Borrower. No use of the Loan for the purpose of purchasing or carrying margin stock within the meaning of Regulation U, or in any manner that might cause the borrowing or the application of such proceeds to violate Regulation T or Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Exchange Act or the rules and regulations of any exchange will be made.

3.9. No Violation. The execution, delivery and performance by the Borrower of the Loan Documents do not and will not result in the breach of or constitute a default, which default materially affects the financial condition of the Borrower, under any indenture or loan or credit agreement or any other agreement in effect as of the date hereof or any lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected, and do not and will not violate any provision of law or regulation applicable to the Borrower, or any writ, order or decree of any court or governmental or regulatory authority or agency applicable to the Borrower. The Borrower is not in default, which default materially affects the financial condition of the Borrower, in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which the Borrower is a party, or any law, regulation, decree or order.

3.10.Binding Effect. Each of the Loan Documents constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower, in accordance with its respective terms.

3.11.Transactions With Affiliates, Officers, Directors and Shareholders.  Except
     as heretofore disclosed to Lender, the Borrower and its subsidiaries have no indebtedness to any of its Affiliates, officers, directors or shareholders.

3.12.Ownership of Properties, Liens. The Borrower and its subsidiaries have good and marketable title to all its properties and assets, real and personal, which are now carried on their books and reflected on the Balance Sheet, and have valid leasehold interests in its properties and assets, real and personal, which they purports to lease, subject to no mortgage, security interest, pledge, lien, charge, encumbrance or title retention or other security agreement or arrangement of any nature whatsoever, excluding those liens and encumbrances previously disclosed to the Lender in the Filings and otherwise.

3.13.Environmental  Compliance.  Except as  disclosed  in  writing  to Lender by
     Borrower or environmental consultants engaged by Borrower or Lenders, no Hazardous Material has, to the knowledge of Borrowers, ever been disposed, released, discharged or spilled on or under any real property now or heretofore ever owned, leased, operated or controlled by any Borrower or any past, present or anticipated future Subsidiary or Affiliate of any Borrower, no such real property has ever been used as a dump or landfill, and no litigation or administrative action or proceeding has been commenced or, to any Borrower's knowledge, threatened against Borrower or any subsidiary or Affiliate of Borrower alleging a violation of any Environmental Law.

3.14.Indebtedness. Except as previously disclosed to Lender, the Borrower has no outstanding Indebtedness.

3.15.Capitalization. Except as disclosed in the public filings, all of the issued shares of the common stock of the Borrower have been duly authorized and validly issued, are fully paid and nonassessable. Except as disclosed in the public filings, there are no outstanding preemptive, conversion or other rights, options, warrants or agreements granted or issued by or binding upon the Borrower for the purchase or acquisition of any shares of its capital stock except any existing or contemplated stock benefit plans, restricted stock options and Employee Stock Ownership Plans ("ESOP").

3.16.Accuracy of Information. All information furnished to the Lender by the Borrower for purposes of this Agreement or any Loan document or any transaction contemplated hereby or thereby is, and all such information hereinafter furnished will be, true and accurate on the date furnished and will not omit any material fact necessary to make such information not misleading at such time.

3.17.Legal Compliance. The Borrower is, to the best of their knowledge, in substantial compliance with all federal regulatory and administrative rulings or orders applicable to its operations, and is not in violation of any criminal or penal code, regulation or act applicable to its operations which would result in a material adverse effect to the Borrower's Net Income, net worth or its ability to debt service all of its Obligations as well as its third party Obligations. The Borrower is in compliance with all environmental, wetlands and endangered species acts applicable to its operations. The Borrower is, to the best of their knowledge, in compliance with all labor, OSHA, ADA and other federal, state and local rules and regulations to the effect that none of the foregoing adversely affects the Borrower's operations and that the Borrower has received no notice of any violation with respect to any of the same.

3.18.ERISA Compliance. The Borrower is in compliance with ERISA and has adequately reserved or funded all employee benefit plans.

3.19.No Investment Company. Neither the Borrower nor any of its subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act or the Investment Company Act of 1940 or to any federal or state statute or regulation limiting its ability to incur Indebtedness for borrowed money.

4.   AMOUNTS AND TERMS OF CREDIT

4.1. Commitment. Subject to and upon the terms and conditions herein set forth, the Lender agrees to lend to the Borrower, and the Borrower agrees to borrow from the Lender the sum of Forty Million Dollars ($40,000,000.00) (the "Commitment") the same to be advanced on or after the Closing Date and repaid in accordance with the terms hereof (the "Loan"). The Loan shall be used to finance its acquisition of inventory and for general business purposes and to refinance certain capital expenditures and to generally finance the business operations of the Borrower.

4.2. Note. The Loan shall be evidenced by the Note in the form of that attached hereto as Exhibit 4.2. The Borrower may prepay and reborrow sums under the Loan from time to time and any readvance of sums shall continue to be administered as an Advance under the Loan, and shall continue to be evidenced by the Note.

4.3. Interest Rate. Interest shall accrue on each Advance or other segregated portion of the outstanding principal balance as the same may increase or decrease during the term thereof, or as any Advance may be prepaid or reborrowed, at an annual floating or temporarily fixed rate of interest equal to the Borrower's selection of:

4.3.1. A rate fixed for a LIBOR Period by the Borrower's selection of 30, 60, or 90 day LIBOR in effect on the date of such selection and adding to such annual rate .75 percentage points. Such rate shall remain in effect for the remainder of the applicable LIBOR Period and shall, at the LIBOR Change Date revert to Prime Rate unless instructions to the contrary are given the Bank by the Borrower; or

4.3.2. One hundred and fifty basis points (1.5%) BELOW the daily Quote of Prime Rate.

     The Interest Rate shall be adjusted daily (with respect to Prime Rate indices) or on a LIBOR Change Date in accordance with any increase or decrease in the calculation of the two amounts above, but no adjustment shall be made which may result in the imposition of interest at a rate in excess of that rate which the Bank, as a national bank, is permitted by law to charge.

4.4. Maturity and Repayment of the Loan. The Loan shall mature and become due and payable as follows:

4.4.1. As to interest, The Borrower shall pay the full amount thereof accruing on all outstanding balance of the Loan which has been advanced upon the basis of Prime rate or which represent sums advanced upon LIBOR but extended beyond the LIBOR Period without instruction for re-indexing to LIBOR, commencing on the first day of the calendar month following the extension or continuation of any such interest based Advance or segregated portion, and continuing upon the first day of each succeeding calendar month. With respect to Advances or segregated portions of the outstanding principal balance of the Loan which have been indexed to a particular LIBOR Quote, the Borrower shall pay interest in the full amount thereof accruing at the end of the LIBOR Period applicable for such Advance or segregated portion. All outstanding and unpaid interest, including interest on any LIBOR indexed Advances not yet due shall be due and payable in full on the maturity of the Loan, whether the same occurs on the Maturity Date or by acceleration upon Borrower's default.

4.4.2. As to principal, the Borrower shall pay the same to the extent any Advance results in any outstanding principal balance in excess of the Commitment immediately upon demand by the Bank. At maturity (whether on the Maturity Date or upon acceleration as a result of Borrower's default), the entire outstanding principal balance shall be due and payable in full, the Commitment shall expire, and the availability of funds under the Loan shall terminate.

4.5. LIBOR Interest Periods. At any LIBOR Change Date the rate charged under the applicable Advance or segregated portion of the Loan shall automatically convert to Prime Rate, unless otherwise directed by the Borrower by written notice three business days prior to such date. At any time that any Advance or other segregated portion of the Loan is Prime Rate Based, the Borrower may elect to fix the same for a LIBOR Period by notice to the Lender at least two business days prior to the beginning of such LIBOR. With respect to any request for indexing an Advance or a segregated part of the Loan to LIBOR, the Borrower shall provide the Lender with three business days notice of the applicable LIBOR Period and the amount which the Borrower wishes to be advanced or segregated. In the event any Advance or segregated portion is to reach the end of its applicable LIBOR Interest Period, Borrower shall give notice of reindexing at least three business days prior to the end of such LIBOR Interest Period, absent which such Advance or segregated portion shall become a Prime based portion of the Loan. LIBOR based Advances or segregated portions shall be no less than $2,000,000, and shall be in integral multiple of $1,000,000.00. Upon fulfillment of the conditions set forth in Section 5 hereof and upon delivery by the Borrower to the Lender of a notice of Advance executed by an Authorized Party, the Lender on the applicable date shall make available to the Borrower the amount of the requested Advance (provided that the aggregate amount of all Advances outstanding at any one time shall not exceed the respective Commitment) by transfer of immediately available funds to an account maintained by the Borrower with the Lender.

4.6. Advances. Advances will be made upon the written request of the Borrower, executed by an Authorized Party and containing information sufficient to determine the amount of the Advance and the applicable Interest Rate to apply to such Advance. The form of advance request shall be prescribed by the Lender substantially in the form of that attached as EXHIBIT 4.6.

4.7. Interest Rate on Default. From the Maturity Date or extension thereof, or in the event that an Event of Default, as described in Section 9.1 hereof should occur, the Borrower promises to pay interest on the entire outstanding principal balance of the entire Loan (including amounts previously indexed to LIBOR), at a rate equal to one half of one percentage point (.50%) in excess of the Prime Rate. All payments received by the Lender on the Borrower's account shall be first applied to interest accrued, and then to the prepayment of any Loan or portion of any Loan which would not give rise to the indemnity provisions of Section 4.12, in such order as the Lender may select.

4.8. Loan Account. Advances and payments on the Note shall be recorded by the Lender in the Loan Account of the Borrower. A statement of interest due and the debit balance of the Loan Account, disclosing the amount of Borrower's indebtedness to the Lender from time to time by reason of Advances, loans and other appropriate charges hereunder and showing the applicable Interest Rates, shall be delivered to the Borrower by the Lender monthly. The Borrower agrees to review each such statement promptly after receipt and to bring any errors or discrepancies to the Lender's attention promptly.

4.9. Reserve Fee. In addition to the Interest Rate charged the Borrower, the Borrower shall pay to the Lender eighteen one-hundredths percent (18/100%) on an annualized basis, applied to the average daily difference between the Commitment (unreduced by any ratio requirement or other condition) and the aggregate of all Advances outstanding on each day, payable monthly.

4.10.Service Fee. Beginning on the first anniversary of this agreement, the Lender as Administrative Bank may charge the Borrower an annual service fee of $10,000.

4.11.Origination Fee. The Borrower shall pay to the Lender an Origination fee at closing equal to $10,000.

4.12.Indemnity. The Borrower agrees to indemnify the Lender and to hold the Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of (a) default by the Borrower in payment of the principal amount of or interest on any Loans of the Lender, including, but not limited to, any such loss or expense arising from interest or fees payable by the Lender to lenders of funds obtained by it in order to maintain its Loans hereunder, (b) default by a Borrower in making a borrowing based upon a 30, 60 or 90 day LIBOR Rate after the Borrower has given notice to such effect in accordance with Section 4.5 or in making a conversion of Prime Loans to LIBOR Loans based upon 30, 60 or 90 day LIBOR Rates (c) a payment or prepayment of a 30, 60 or 90 day based LIBOR Loan or conversion of any 30, 60 or 90 day based LIBOR Loan into a Prime Loan, in either case on a day which is not the last day of a LIBOR Period with respect thereto, including, but not limited to, any such loss or expense arising from interest or fees payable by the Lender to lenders of funds obtained by it in order to maintain its Loans hereunder. With respect to LIBOR Loans based on 30, 60 or 90 day LIBOR Rates, the Borrower further agrees to pay to the Lender an amount equal to the excess, if any, of (i) the amount of any interest which otherwise would have accrued on the principal amount paid, prepaid, converted or not borrowed for (A) the period from the date of such payment or prepayment to the last day of the LIBOR Period applicable to such Loan, (B) in the case of a failure to borrow or to convert to a LIBOR Loan, the Interest Period applicable to such loan which would have commenced on the date specified for such borrowing or conversion, at the applicable rate of interest for such Loan provided for herein exclusive of any margin applicable thereto minus (ii) the interest component of the amount such Lender would ----- have bid in the London interbank market. This covenant shall survive termination of this Agreement and payment of the outstanding Notes.

5.   CONDITIONS TO LOANS OR ADVANCES

5.1. Preconditions to Loans. The Lender shall not be obligated to make the Loan or any Advance to the Borrower hereunder unless the following conditions have been satisfied, in the reasonable opinion of Lender and its counsel.

5.1.1. The Lender shall have received the Note, executed by the duly authorized officer of Borrower;

5.1.2. The Lender shall have received an opinion of counsel to Borrower in form and substance satisfactory to Lender;

5.1.3.  The  Lender  shall  have  received  duly  executed   guarantees  by  the
     subsidiaries   of  Borrower   listed  in  Exhibit  8.1,   (the   "Guarantor
     Subsidiaries") in the form as attached hereto as Exhibit 8;

5.1.4. The Lender shall have received a certified copy of resolutions of Borrower, duly adopted, which authorize the execution of this Agreement, the Notes, and any other reasonable documents required by Lender or its counsel relating to this transaction; and

5.1.5. The  Lender  shall  have  determined  the  solvency  of the  Borrower  in
     accordance  with  sound  banking   practices  based  upon  current  audited
     financial statements of the Borrower.

     The representations and warranties of Section 3 hereof shall be true and correct.

5.2. Each Advance. The obligation of the Lender to make each Advance hereunder is subject to the following conditions precedent, each of which shall have been met or performed on or before the Advance Date:

5.2.1. No Default. No Default or Event of Default shall have occurred and be continuing or will occur upon the making of the Advance.

5.2.2. Correctness of Representations. The representations and warranties made by the Borrower in Section 3 of this Agreement shall be with the same force and effect as though such representations and warranties had been made on and as of the Closing Date.

5.2.3. Notice of Advance. The Borrower shall have delivered to the Lender the notice of Advance provided for in Section 4.6 hereof.

5.2.4. No Litigation; Certain Other Conditions. There shall be no suit or proceeding pending or threatened before any court or by or before any governmental or regulatory authority, commission, bureau or agency or public regulatory body which suit or proceeding which, if determined adversely to the Borrower, could reasonably be expected to have a material adverse effect on the financial condition or business of the Borrower.

5.2.5. No Material Adverse Change. There shall have been no material adverse change in the financial condition, business or prospects of the Borrower since the date of the initial Balance Sheet, other than disclosed in the Filings and which change has not or cannot be remedied by Borrower within ninety (90) days.

5.2.6. Borrowing Limit. No Advance shall be made which would result in the total Advances exceeding the respective Facility Commitment.


6.   AFFIRMATIVE COVENANTS OF THE BORROWER

     Borrower covenants and agrees that from the date of execution of this Agreement and until the payment in full of the principal of and interest upon the Notes and all other Obligations of Borrower to Lender hereunder:

6.1. Reporting Requirements. The Borrower, will, unless the Lender shall otherwise consent in writing, furnish to the Lender the following:

6.1.1. Financial Reports

6.1.1.1. (Omitted)

6.1.1.2. Borrower will provide Lender with a copy of its Form 10-Q filed with the Securities Exchange Commission for the same quarter concurrently with such filing.

6.1.1.3. Borrower will provide Lender with audited annual financial statements including balance sheets and income statements prepared by a certified public accounting firm of national recognition within one hundred twenty
     (120) days of the end of each fiscal year, as well as Borrower's 10-K as filed with the Securities Exchange Commission concurrently with the filing thereof.

6.1.2. Reporting status and events

6.1.2.1. Promptly after the commencement thereof, notice of all material actions, suits and proceedings of the type described in Section 5.2.4 before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting the Borrower;

6.1.2.2. As soon as possible, and in any event within ten (10) days after the occurrence of any Default or Event of Default, the statement of the chief financial officer or Treasurer of the Borrower setting forth details of such Default or Event of Default and action which the Borrower proposes to take with respect thereto; and

6.1.2.3. As soon as possible and in any event within ten (10) days after the occurrence thereof, notice as to any other event which with the passage of time, the giving of notice or otherwise, could reasonably be expected to result in a material adverse change in the financial condition, business or prospects of the Borrower;

6.2. Loan Proceeds. The Borrower will use the proceeds of the Loans only for the purposes set forth in this Agreement, and will furnish the Lender with all evidence that it may reasonably require with respect to such use.

6.3. Maintenance of Business and Properties; Insurance. The Borrower will continue to engage in businesses of the same general nature as the business engaged in by the Borrower during the present and preceding fiscal year; at all times maintain, preserve and protect all material franchises and trade names and preserve all the Borrower's tangible property used or useful in the conduct of its business and keep the same in good repair, working order and condition, ordinary wear and tear excepted, and from time to time make all needful and proper repairs, renewals, replacements, betterments, and improvements thereto so that the business carried on in connection therewith may be conducted properly and advantageously at all times. The Borrower shall maintain adequate insurance covering its tangible personal property at all times. The Borrower shall continue all of its current operations in its name, and the Borrower shall not commence any operation or business in competition with the current operations and businesses of the Borrower.

6.4. Financial Covenants. The Borrower agrees to observe and fully comply with the following financial covenants:

6.4.1. The Borrower's Total Adjusted Liabilities shall not exceed fifty percent (50%) of Total Capitalization.

6.4.2. The Borrower's EBITDAR to Fixed Charges ratio will not be less than 1.75 : 1.

6.4.3. The Borrower's Consolidated Net Income calculated on a trailing four quarters basis shall be positive.

6.4.4.  The  Borrower   shall  maintain  a  Tangible  Net  Worth  no  less  than
     $120,000,000 plus fifty percent (50%) of annual Net Income for calendar year 2000 and following, plus the net proceeds of any equity offering.

6.4.5.  Concurrently  with the  delivery  of  financial  statements  in Sections
     6.1.1.2 and 6.1.1.3, the Borrower shall issue a signed certificate of compliance to Lender in the form attached hereto as Exhibit 6.4 signed by an authorized party, (i) setting forth the calculation of the above financial covenants, and (ii) certifying as to whether a default or event of default has occurred, and if such does exist, specifying the details thereof and any action taken or proposed to be taken with respect thereto.

6.5. Payment of Taxes. The Borrower will pay and discharge all taxes, assessments, and governmental charges or levies imposed upon the Borrower or upon its income or profits, or upon any other properties belonging to the Borrower, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a lien or charge upon any properties of the Borrower.

6.6. Compliance with Laws, etc. The Borrower will comply with the requirements of all applicable laws, rules, regulations and orders of any governmental authority, noncompliance with which might have a material adverse effect on the business, operation or credit of the Borrower or its subsidiaries, including, without limitation, all labor laws, ERISA rules and regulations, environmental laws, and equal access and disability laws, and shall remain in compliance with all material obligations to third parties, default in which may have a material adverse effect on the Borrower.

6.7. Books and Records. The Borrower shall keep true and correct records and books of account, in which entries will be made in accordance with generally accepted accounting principles consistently applied, reflecting all financial transactions. Lender or its representatives (including officers or employees of Union Planters National Bank) shall be afforded reasonable access to and the right to examine and copy at Lender's expense any such books and records at any time during normal business hours upon three (3) Business Days prior notice.

6.8. Repayment of Excess Borrowing. The Borrower agrees to pay over to the Lender forthwith and without demand any amount by which the Borrower's total outstanding Loans hereunder may at any time exceed the then-current Commitment set forth in Section 4.

6.9. Payment of Expenses. The Borrower shall pay any and all legal fees and stamp and other taxes payable or determined to be payable in connection with the execution and delivery of any Loan Documents. All obligations provided for in this Section shall survive any termination of this Agreement. In the event of a Default hereunder, Borrower shall indemnify Lender against all reasonable costs and expenses (including, without limitation, reasonable legal fees, costs and expenses and including costs of attending and preparing for depositions and other court proceedings)
     ("Costs") of whatsoever kind and nature incurred by Lender in the collection, enforcement or administration of the Loan and this Agreement or the protection of Lender's rights.

6.10.Payment of Legal Fees. The Borrower shall pay any and all reasonable legal fees and expenses determined to be payable in connection with the Commitments and with the documentation of the Loans. All obligations provided for in this Section shall survive any termination of this Agreement.

6.11.Maintenance of Account. So long as Lender provides a reasonable service at a reasonable price, the Borrower shall maintain its primary depository relationship with the Lender throughout the term of this Agreement.


7.   NEGATIVE COVENANTS OF THE BORROWER AND GUARANTORS

     The Borrower covenants and agrees that from the date of execution of this Agreement and until the payment in full of the principal of and interest upon the Note, the Borrower will not, without the prior written consent of the
Lender:

7.1. Other Indebtedness. Incur any Indebtedness in excess of five million dollars ($5,000,000.00) in the aggregate to any other party or parties whether direct or indirect by way of guaranty or surety, without first giving the Lender or the Documentation Agent the opportunity to make a proposal for such loan.

7.2. Borrowings in Excess of the Facility Commitments. Absent separate arrangements with the Lender, Borrower shall not request Advances in an aggregate at any time exceeding the respective Facility Commitment. To the extent that the aggregate Advances at any time exceed the respective Facility Commitment, the Borrower shall repay the Advance to the extent necessary to meet the Facility Commitment requirements.

7.3. Negative Pledge on Assets. So long as the lender has any Commitment hereunder or any Loan shall remain unpaid, the Borrower will not, and will not allow any Significant Subsidiary or Affiliate to create, incur, assume or suffer to exist, any Lien on any of its property now owned or hereafter acquired to secure any Indebtedness of the Borrower, other than:

7.3.1. Liens imposed under the Loan Documents;

7.3.2. Any Lien on any equipment used in connection with the Borrower's business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the acquisition cost of such property, provided that such Lien is created substantially contemporaneously with such acquisition and does not extend to any other property;

7.3.3. Liens for taxes not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves in accordance with Generally Accepted Accounting Principles are being maintained;

7.3.4. Statutory Liens of producers of farm products and of landlords and liens of carriers, warehousemen, mechanics, materialmen and other Liens imposed by law created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves in accordance with Generally Accepted Accounting Principles are being maintained;

7.3.5. Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

7.3.6. Easements, rights-of-way, restrictions and other similar charges or encumbrances not interfering with the ordinary conduct of the business of the Borrower;

7.3.7. Liens existing on any property prior to the acquisition thereof by the Borrower, in each case, which Lien was not created in contemplation of such acquisition;

7.3.8. Extensions, renewals or replacements of any Lien referred to in paragraphs 1 through 7 of this Section 7.3, provided that the principal amount of the Indebtedness or obligation secured thereby is not increased and that any extension, renewal or replacement is limited to the property originally encumbered thereby, and is incurred in the ordinary course of the Borrower's business.

7.4. Material Acquisitions or Dispositions. The Borrower shall not make any acquisitions of other businesses or assets over a rolling 12 month period in an aggregate amount greater than ten percent (10%) of the Consolidated Total Assets of the Borrower without the prior written consent of the Bank, nor shall the Borrower sell or dispose of any material portion of its assets outside the ordinary course of business without the prior written consent of the Bank.

7.5. Mergers and Consolidation. The Borrower shall not merge or consolidate its operations with those of any other company, without the prior written consent of the Bank. Notwithstanding the compliance of the Borrower with the foregoing, the Lender may request, as additional security and as a condition to the continued existence of the Commitment, that a guaranty described in Section 8 be supplied.

8.   GUARANTEES

     At the request of the Lender, the Borrower shall also cause any future Significant Subsidiary to execute a guaranty in similar form to that described on the attached Exhibit 8.

9.   EVENTS OF DEFAULT

9.1. Events of Default. The occurrence of any one of the following events ("Events of Default") shall be an event of default hereunder:

9.1.1. Any representation or warranty made by the Borrower herein, in any other Loan Document, or in any certificate or report furnished by the Borrower hereunder or thereunder, shall prove to have been incorrect in any material adverse respect when or as of when made and not corrected and/or cured within 30 days; or

9.1.2. Default shall be made by the Borrower in the payment within ten (10) days of the due date of any principal or interest installment on the Notes, or in the payment, when due, of any other instrument relating to borrowed funds, or there shall be any material default under any other material agreement from time to time in effect between the Borrower and the Lender; or

9.1.3. Default  shall be made by the  Borrower in any of its  obligations  under
     Section 6.1 (relating to reporting requirements) and shall not be cured within ten (10) days after written notice thereof by the Lender to the Borrower; or

9.1.4. Default shall be made by the Borrower in the due observance or performance of any other material covenant, condition or agreement on the part of Borrower to be observed or performed (i) under the terms of this Agreement or (ii) under any other agreement between the Borrower and the Lender/Administrative Agent or the Documentation Agent or (iii) under any agreement with third parties, where such default involves a sum in the aggregate in excess of $5,000,000 in each case where the same shall not be cured within thirty (30) days after written notice thereof by the Lender/Administrative Agent or the Documentation Agent or such third party to the Borrower; or

9.1.5. The Borrower shall (1) voluntarily terminate operations or apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of the Borrower, or of all or of a substantial part of the assets of the Borrower, (2) admit in writing its inability, or be generally unable, to pay its debts as the debts become due, (3) make a general assignment for the benefit of its creditors, (4) commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (5) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, (6) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Federal Bankruptcy Code or applicable state bankruptcy laws or (7) take any corporate action for the purpose of effecting any of the foregoing; or

9.1.6. Without its application, approval or consent, a proceeding shall be commenced, in any court of competent jurisdiction, seeking in respect of the Borrower: the liquidation, reorganization, dissolution, winding-up, or composition or readjustment of debt, the appointment of a trustee, receiver, liquidator or the like of the Borrower or of all or any substantial part of the assets of the Borrower, or any Affiliate or other like relief in respect of the Borrower under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; and, if the proceeding is being contested in good faith by the Borrower, as the case may be, the same shall continue undismissed, or unstayed and in effect for any period of thirty (30) consecutive days, or an order for relief against the Borrower shall be entered in any involuntary case under the Federal Bankruptcy Code or applicable state bankruptcy laws; or

9.1.7. Any foreclosure or other proceedings shall be commenced to enforce, execute or realize upon any lien, encumbrance, attachment, trustee process, mortgage or security interest which is (or purports to be) prior to or on a parity with the liens, mortgages, security interests or other rights in the Borrower's property created under any Loan Document;

9.1.8. Entry of a materially adverse final and non-appealable judgement against the Borrower

9.1.9. The actual or asserted invalidity of any of the Loan documentation, or

9.1.10. The change of controlling management of the Borrower

     THEREUPON,  in the case of any such  event,  the Lender may, at its option:
(A) immediately reduce to zero the Commitments hereunder, and/or (B) immediately declare any Obligations not otherwise due and payable at such time to be forthwith due and payable, whereupon the same shall become forthwith due and payable; and, in the case of any event described in Sections 9.1.5, 9.1.6 or 9.1.7, the Commitments hereunder shall automatically be reduced to zero, without any action on the part of the Lender. Upon the declaration by the Lender that the entire Indebtedness of the Borrower to the Lender is immediately due and payable, any Obligation not otherwise due and payable at such time shall become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, anything contained herein or in the Notes to the contrary notwithstanding; and, further, in each and every such occurrence the Lender may proceed to protect and enforce its rights by suit in equity, action or law and/or other appropriate proceedings either for specific performance of any covenant or condition contained in this Agreement or in any instrument or assignment delivered to the Lender pursuant to this Agreement, or in aid of the exercise of any power granted in this Agreement or any instrument or assignment.

10.  MISCELLANEOUS

10.1.No Waiver, Remedies Cumulative. No failure on the part of the Lender to exercise and no delay in exercising any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and are not exclusive of any remedies provided by law.

10.2.Survival of Representations. All representations and warranties made herein shall survive the making of the Loans hereunder and the delivery of the Note.

10.3.Notices. Unless telephonic notice is specifically permitted pursuant to the terms of this Agreement, any notice or other communication hereunder to any party hereto shall be by telegram, telephone facsimile, telex or registered or certified mail (return receipt requested) and shall be effective upon actual receipt. Notice shall be in the mails, postage prepaid, addressed to the party at its address specified beneath its signature hereto (or at any other address that such party may here after specify to the other parties in writing).

10.4.Tennessee Law. This Agreement and each of the Loan Documents shall be deemed a contract made under the law of the State of Tennessee and shall be governed by and construed in accordance with the internal laws of said state (without regard to its conflict of laws rules).

10.5.Successors  and  Assigns.  This  Agreement  shall be binding upon and shall inure to the benefit of the Borrower and the Lender, and their respective successors and assigns; provided that the Borrower may not assign any of their rights hereunder. It is anticipated that the Lender may from time to time participate a portion of the Borrower's indebtedness hereunder to other institutional lenders, and that specifically, the Bank shall participate portions of the Borrower's indebtedness to the Documentation Agent by means of direct assignment of the Borrower's indebtedness to such lenders.

10.6.Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute one and the same instrument.

10.7.Jurisdiction, Service of Process. Any suit, action or proceeding against the Borrower with respect to any of the Loan Documents or any judgment entered by any court in respect of any thereof may be brought in a court of competent jurisdiction as the Lender (in its sole discretion) may elect, and Borrower hereby accepts the nonexclusive jurisdiction of such courts for the purpose of any suit, action or proceeding.

10.8.Limit on Interest. Anything herein or in the Notes to the contrary notwithstanding, the obligations of the Borrower under this Agreement and the Notes to the Lender shall be subject to the limitation that payments of interest to the Lender shall not be required to the extent that receipt of any such payment by the Lender would be contrary to provisions of law applicable to the Lender (if any) or the Borrower which limit the maximum rate of interest which may be charged or collected by the Lender; provided, however, that nothing herein shall be construed to limit the Lender to presently existing maximum legal rates of interest, if an increased interest rate is hereafter permitted by reason of applicable federal or state legislation.

10.9.Amendments,  Modifications,  Waivers.  This  Agreement  and the other  Loan
     Documents may be amended, modified or waived only by a writing executed by the Lender, as Administrative Agent, and the Borrower.

10.10. Headings. The headings of this Agreement are for convenience only and are not to affect the construction of or to be taken into account in interpreting the substance of this Agreement.

10.11. Waiver of Notice, Etc. Except to the extent that written notice is required under the express provisions of this Agreement, Borrower waives demand, notice, protest, notice of loans made, credit extended, collateral received or delivered or other action taken in reliance hereon and all other demands and notice of any description. With respect to the Obligations, the Borrower assents to any extension or postponement of the time of payment or any other indulgence, to the addition or release of any party or persons primarily or secondarily liable, to the acceptance of partial payment thereon and the settlement, compromising or adjusting of any thereof, all in such manner and at such time or times as the Lender may deem advisable.

10.12. Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

10.13. Entire Agreement. This Agreement and the other Loan Documents constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

Lender:                                     Borrower:

UNION PLANTERS BANK                         FRED'S, INC.
NATIONAL ASSOCIATION


By: /s/ Elizabeth Rouse                     By:/s/ Richard Witaszak
-----------------------                     -----------------------
                                            Chief Financial Officer

Documentation Agent:

SUNTRUST BANK

By: /s/ Bryan W. Ford
---------------------

                                   EXHIBIT 4.2

                                 PROMISSORY NOTE

$40,000,000.00                                            Dated:  April 3, 2000

     FOR VALUE RECEIVED, the undersigned, FRED'S, INC. hereby promises to pay to the order of UNION PLANTERS NATIONAL BANK (the "Bank") on demand, or if no demand, on April 3, 2003, the principal sum of Forty Million Dollars ($40,000,000.00) or, if less, the aggregate unpaid principal amount of the Loan (as defined below) made by the Bank to the Borrower outstanding.

     The Borrower promises to pay interest on the unpaid principal amount of the Loan from the date of such Loan until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Agreement defined below.

     Both principal and interest are payable in lawful money of the United States of America to the Bank at its principal offices at 6200 Poplar Avenue, Memphis, Tennessee, 38119 in same day funds. All Loans made by the Bank to the Borrower and all payments made on account of principal hereof shall be recorded by the Bank.

     This Promissory Note is the Note referred to in, and is entitled to the benefits of, the Credit Agreement (Restated), dated March 27, 2000, effective as of April 3, 2000 (the "Agreement"), by and among the Borrower and the Bank. The Agreement, among other things, (i) provides for the making of a Loan (the "Loan") by the Bank to the Borrower in the amount first above mentioned, and
(ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events therein specified.

THIS PROMISSORY NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TENNESSEE

                                                   FRED'S, INC.



                                                   By:/s/ Richard Witaszak
                                                      -----------------------
                                                   Title:Chief Finanical Officer

                                   EXHIBIT 4.6

                            FORM OF BORROWING REQUEST

Date: _____________________

VIA FACSIMILE                                                           580-5470

Union Planters Bank  N. A.
6200 Poplar Ave 4th Flr
P O Box 387
Memphis, TN  38147

RE: Credit Agreement dated March 28, 2000 by and between Fred's Inc. (the "Borrower"), and Union Planters Bank N. A. (the "Lender")

     This Borrowing Request is made by the borrower pursuant to Section 4.6 of the Credit Agreement. Capitalized terms not otherwise defined in this Borrowing Request have the same meaning as in the Loan Agreement. The individual signing this request certifies that (i) he or she is an individual authorized by the Borrower to submit Borrowing Requests to the Lender pursuant to the Credit Agreement, (ii) the undersigned hereby irrevocably gives notice of and requests, pursuant to Section 4.6 of the Credit Agreement, a borrowing under the Credit Agreement, and (iii) the amount of the Proposed Advance is available to the Borrower pursuant to the Credit Agreement. The information below is true and correct as of the date of this Borrowing Request:

1.       Amount of Proposed Advance:$ __________________
2.       Date of Advance          ______________________
3.       30, 60, or 90 LIBOR or Prime Based ____________

     Requests must be given prior to 11:00 a.m. on the day of the Proposed Advance.

WIRE TRANSFER PROCEEDS OF ADVANCES TO:

                                    ABA #:     ______________________
                                    Account #: ______________________
                                    Name of Bank:____________________
                                    Customer Reference:______________
                                    Other Information:_______________

     In connection with the Proposed Advance the undersigned represents on the date hereof and on the date of the Proposed Advance (a) it has not obtained knowledge that there exists any Event of Default and (b) all representations and warranties by the Borrower contained in Articles 4.6 of the Loan Agreement are true and correct in accordance with Section 4.6 of the Credit Agreement.

Sincerely,
Fred's Inc.

By:     ___________________________
Title: ____________________________

                                   EXHIBIT 6.4

                       COMPLIANCE CERTIFICATE FOR BORROWER

     The undersigned, the ________________ officer of Fred's, Inc. (the "Borrower"), does hereby certify on behalf of the Borrower pursuant to that Revolving Loan and Credit Agreement dated May 15, 1992, as amended and modified by a Modification Agreement dated May 31, 1995, and a Second Modification Agreement dated July 31, 1995, and a Third Modification Agreement dated February 28, 1997, and a Fourth Modification Agreement dated September 1, 1998, ALL OF THE FOREGOING HAVING BEEN RESTATED AS THE CREDIT AGREEMENT (RESTATED) OF EVEN DATE HEREWITH (hereinafter the "Agreement"), by and between the Borrower and Union Planters Bank, N.A. (the "Lender") as follows. Capitalized terms used and not otherwise defined herein shall have the same meanings as in the Agreement.

1. No Event of Default as defined in Article 9 of the Agreement, and no event with which notice and/or lapse of time could become an Event of Default, has occurred and is continuing;

2. The representations and warranties of the Borrower contained in Article 3 of the Agreement are true on and as of the date hereof, with the same force and effect as if such representations and warranties had been made on and as of the date hereof;

3. The conditions precedent to each Advance contemplated in the Agreement, contained in Section 5 of the Agreement, have been met and performed as of the date hereof;

4. There has been no material adverse change in the financial condition, business or prospects of the Borrower, considered on a consolidated basis, since the date of the original preclosing financial statements or since the date of the most recently submitted Financial Statements;

5. Borrower is in compliance with the covenants of Articles 6 and 7 of the Agreement, as shown on the attached calculations;

     WITNESS my hand this 3rd day of April, 2000.

                                               BORROWER:

                                               FRED'S, INC.
                                               By:______________________________
                                               Name (Print):____________________
                                               Its:_____________________________

                                    EXHIBIT 8

                               GUARANTY AGREEMENT

     FOR VALUE RECEIVED, and in consideration of credit given or to be given, advances made or to be made, or other financial accommodation from time to time afforded or to be afforded to FRED'S, INC., a Tennessee corporation, (in its capacity as debtor being hereinafter called "Debtor") its successors or assigns, by UNION PLANTERS BANK, NATIONAL ASSOCIATION, a national banking association, its successors, endorsees, transferees and assigns (all of which are hereinafter called "Lender"), the undersigned (in its capacity as guarantor being hereinafter sometimes called "Guarantor") hereby, jointly and severally, for itself, its heirs, executors, administrators and successors, absolutely and unconditionally guarantees the full and prompt payment to Lender, at maturity (whether by acceleration or otherwise) and at all times thereafter, of any and all of the outstanding principal balance of the indebtedness arising from and evidenced by that certain Promissory Note of even date herewith (the "Note"), in the original principal amount of Forty Million and No/100ths Dollars
($40,000,000.00) as modified and extended, together with all interest and expenses, legal and/or otherwise (including court costs and reasonable attorneys' fees) incurred by Lender in collecting or endeavoring to collect such indebtedness or any part thereof, in protecting any collateral, and in enforcing this Guaranty (all of which are hereinafter collectively referred to as the "indebtedness"), which amount shall be guaranteed until the indebtedness evidenced by the Note shall have been paid in full (the "Guaranteed Amount"). In addition to Debtor and Guarantor, one or more other persons (the "Other Guarantors") may be obligated, jointly and severally, to Lender for part or all of the Indebtedness. Guarantor executes and delivers this Guaranty Agreement (the "Guaranty") to further evidence, ratify and confirm his or her obligation to pay the Indebtedness. Neither the execution and delivery of this Guaranty nor anything herein contained shall diminish or discharge Debtor's obligations to Lender in any respect.

     THIS GUARANTY SHALL BE A CONTINUING, ABSOLUTE, AND UNCONDITIONAL GUARANTY and shall remain in full force and effect until the Indebtedness (and interest thereon and reasonable expenses in connection therewith), and all renewals, modifications, or extensions thereof, in whole or in part, shall have been fully paid and satisfied. The death, dissolution or withdrawal of Guarantor (or any of them, if more than one) or any Other Guarantor shall not terminate this Guaranty, and this Guaranty shall, notwithstanding, continue and remain in force against the estate of Guarantor and the remainder of the Other Guarantors.

     Lender is hereby authorized to make from time to time, without notice to anyone: any renewals, modifications or extensions (whether such renewals, modifications or extensions be in whole or in part and without limit as to the number of such extensions or of the renewal periods thereof, and without notice to or further assent from the undersigned), sales, pledges, surrenders, compromises, settlements, releases, indulgences, alterations, substitutions, exchanges, changes in, modifications, or other dispositions including, without limitation, cancellations, of all or any part of the collateral pledged to secure the Indebtedness or any part of the Indebtedness, either express or implied, or of any contracts or instruments evidencing any thereof, or of any security or collateral therefor, and/or to take any security for or other guaranties upon any of the Indebtedness, and the liability of Guarantor (or any of them, if more than one) or any Other Guarantor shall not be in any manner affected, diminished or impaired thereby, or by any lack of diligence, failure, neglect or omission on the part of Lender to make any demand or protest, or give any notice of dishonor or default, or to realize upon or protect any of said Indebtedness, or any collateral or security therefor, or to exercise any lien upon or right of appropriation or setoff of any monies, accounts, credits or property of Debtor, possessed by Lender, towards the liquidation of the Indebtedness, or by any application of payments and credits thereon. Subject to the terms of the Credit Agreement executed herewith, Lender shall have the exclusive right to determine how, when and what application of payments and credits, if any, shall be made on the Indebtedness, or any part thereof, and shall be under no obligation, at any time, to first resort to, make demand on, file a claim against, or exhaust its remedies against Debtor, Guarantor, any Other Guarantor, or other persons or corporations, their properties or estates, or to resort to or exhaust its remedies against any collateral, security, property, liens or other rights whatsoever. It is expressly agreed that Lender may at any time make demand for payment when due on, or bring suit against, Guarantor, or any one or more of the Other Guarantors, may compound with Guarantor or any Other Guarantors, for such sums or on such terms as Lender may see fit and release Guarantor (or any of them if more than one) or any Other Guarantor from all further liability to Lender hereunder, without thereby impairing the rights of Lender in any respect to demand, sue for and collect the balance of the Indebtedness from Guarantor or any Other Guarantor not so released; and that any claims against Debtor, against any Other Guarantor, or against any collateral, accruing to Guarantor (or any of them, if more than one) by reason of payments made hereunder shall be in all respects junior and subordinate to any obligation then or subsequently owed by Debtor or by any such Other Guarantor to Lender. In addition, the liability of Guarantor (or each of them, if more than one) or any Other Guarantor shall not be affected by any lack of validity or enforceability of the guaranteed debt. As security for the undertakings and obligations of Guarantor, Guarantor (and each of them, if more than one) expressly grants and gives to Lender a right of immediate setoff, without demand or notice, of the balance of every deposit account, now or at any time hereafter existing, of Guarantor with Lender, and a general lien upon and security interest in all money, negotiable instruments, commercial paper, notes, bonds, stocks, credits and/or chooses in action, or any interest therein, and any other property, rights and interests of Guarantor (or each of them, if more than one) or any evidence thereof, which have or at any time shall come into the possession, custody, or control of Lender, and, in the event of default hereunder, Lender may sell or cause to be sold at public or private sale in any manner which may be lawful, for cash or credit and upon terms as Lender may see fit and (except as may be otherwise expressly provided by the Uniform Commercial Code, or other applicable law) without demand or notice to Guarantor (or any Other Guarantor), all or any of such security, and Lender (unless prohibited by the Uniform Commercial Code or other applicable law from so doing) or any other person may purchase such property, rights or interests so sold and thereafter hold the same free of any claim or right of whatsoever kind, including any right or equity of redemption, of Guarantor (or each of them, if more than one) or any Other Guarantor such demand, notice, right or equity of redemption, statutory or otherwise, being hereby expressly waived and released.

     In the event of the death, incompetency, dissolution, liquidation, insolvency (however evidenced) of Debtor, or institution of bankruptcy or receivership proceedings by or against Debtor, then and in any such event an amount equal to the outstanding principal balance of the Indebtedness then existing (up to the Guaranteed Amount) shall, for the purposes of this Guaranty, and at the option of Lender, immediately become due and payable from Guarantor, and, in such event, any and all sums or payments of any nature which may be or become due and payable by Debtor to Guarantor are hereby assigned to Lender, and shall be collectible by Lender, without necessity for other authority than this instrument, until all the Indebtedness shall be fully paid, but such collection by Lender shall not in any respect affect, impair or diminish any other rights of Lender under the Note.

     All dividends or other payments received from the Debtor, or on account of the debt from whatsoever source, shall be taken and applied as payment in gross, and this Guaranty shall apply at the option of Bank to and secure any ultimate balance that shall remain owing to Bank. Any payments made by the undersigned on the indebtedness of the Debtor shall not result in the Guarantor having any claim against the Debtor, by claim of subrogation or otherwise, and all such claims are expressly waived.

     The granting of credit from time to time by Lender to Debtor, and without notice to Guarantor (or any Other Guarantor), is hereby expressly authorized and shall in no way affect or impair this Guaranty.

     Lender may, without any notice whatsoever to anyone, sell, assign or transfer all or any part of the Indebtedness; and in that event each and every immediate and successive assignee, transferee or holder of all or any part of the Indebtedness shall have the right to enforce this Guaranty, by suit or otherwise, for the benefit of such assignee, transferee or holder, as fully as though such assignee, transferee or holder were herein by name given such rights, powers and benefits; but Lender shall have an unimpaired right, prior and superior to that of any said assignee, transferee or holder, to enforce this Guaranty for the benefit of Lender, as to so much of the Indebtedness that it has not sold, assigned or transferred.

     No act of commission or omission of any kind, or at any time, on the part of Lender in respect of any matter whatsoever shall in any way affect or impair this Guaranty. Nothing in this Guaranty is intended to diminish or discharge any obligation of Guarantor to Lender. Guarantor (or each of them, if more than one) waives any rights of action Guarantor (or any of them, if more than one) might have against Lender because of the exercise by Lender in any manner howsoever of any rights granted to Lender herein.

     This instrument contains the entire agreement between Guarantor and Lender with respect to the Guaranty; provided, however, that nothing herein shall diminish or in any manner affect Debtor's obligations to Lender in any respect. Every part of this Guaranty shall be binding upon Guarantor (or each of them, if more than one) and any Other Guarantor, jointly and severally, and upon their respective heirs, executors, administrators, personal representatives, successors and assigns, as fully as though everywhere specifically mentioned, and shall inure to the benefit of Lender, and its successors and assigns, and shall be construed according to the laws of the State of Tennessee, in which State it is accepted by Lender and shall be performed by Guarantor.

     If any provision hereof is invalid or unenforceable, the remaining provisions hereof shall not be affected by such invalidity or unenforceability. Each term and provision contained herein shall, however, be valid and enforceable to the fullest extent permitted by applicable law.

     Guarantor (or each of them, if more than one) acknowledges that this Guaranty is and shall be effective upon the execution by Guarantor (or each of them, if more than one) and delivery hereof to Lender, or its agent; and that it shall not be necessary for Lender to execute any acceptance hereof or otherwise to signify or express its acceptance hereof.

     GUARANTOR HEREBY WAIVES TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY OR AGAINST GUARANTOR ON ANY MATTER WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS GUARANTY OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED (OR WHICH MAY BE DELIVERED IN THE FUTURE) IN CONNECTION HEREWITH OR ARISING FROM ANY RELATIONSHIP BETWEEN THE PARTIES TO THIS GUARANTY.

     IN WITNESS WHEREOF, the undersigned has executed this Guaranty Agreement this 27 day of March, 2000, effective as of April 3, 2000

                                             GUARANTOR:

                                             FRED'S STORES OF TENNESSEE, INC.


                                             By:      /s/ Richard Witaszak
                                                      -----------------------
                                             Title:   Chief Financial Officer

                                   EXHIBIT 8.1

                        FRED'S STORES OF TENNESSEE, INC.

EXHIBIT 13.1  Annual Report to Shareholders for the year ended January 29, 2000

Selected Financial Data
(dollars in thousands, except per share amounts)




                                                           1999           1998(1)        1997           1996            1995(2)
                                                           ----           -------        ----           ----            -------
Statement of Income Data:
Net sales                                              $665,777       $600,902       $492,236       $418,297       $410,086
Operating income                                         18,943         14,711         15,511          6,779(3)       4,771
Income before income taxes                               16,439         13,605         15,660          6,508          4,337
Provision for income taxes                                5,737          4,775          5,873            702          1,604
Net income                                               10,702          8,830          9,787          5,806          2,733
Net income per share:
   Basic                                                    .90            .75            .84            .50            .23
   Diluted                                                  .89            .73            .83            .50            .23
Selected Operating Data:
Operating income as a percentage of                         2.9%           2.4%           3.2%          1.6%3           1.2%
sales
Increase in comparable store sales (4)                      5.2%           5.6%           8.3%           2.2%           1.3%
Stores open at end of period                                293            283            261            213            206
Balance Sheet Data (at period end):
Total assets                                           $240,222       $220,757       $195,407       $161,148       $158,023
Short-term debt (including capital leases)               30,736         11,914            214          1,641          1,961
Long-term debt (including capital leases)                11,761         11,821          1,368            138          1,779
Shareholders' equity                                    145,913        136,983        129,359        119,579        115,570


(1) Results for 1998 include the effect of the 1998 adoption of LIFO for pharmacy inventories ($3,108).
(2)  Results for 1995 include 53 weeks.
(3)  After $3,289 of restructuring and other charges.
(4) A store is first included in the comparable store sales calculation after the end of the twelfth month following the store's grand opening month.

Stock Market Information

The Company's common stock trades on the Nasdaq Stock Market under the symbol FRED (CUSIP No. 356108-10-0). At April 24, 2000, the Company had an estimated 5,000 shareholders, including beneficial owners holding shares in nominee or street name.

The table below sets forth the high and low stock prices, together with cash dividends paid per share, for each fiscal quarter in the past two fiscal years:

                                      Dividends

                 High         Low     Per Share
                 ----         ---     ---------
1998
----
First           $26 7/8     $19         $.05
Second          $26 1/2     $20 3/4     $.05
Third           $22 3/8     $10 1/2     $.05
Fourth          $18         $12 9/16    $.05

1999
----
First           $15         $ 9 3/4     $.05
Second          $17 5/8     $10 5/16    $.05
Third           $18         $10 11/16   $.05
Fourth          $17 5/8     $11 1/2     $.05


Management's Discussion and Analysis

Results of Operations

The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of net sales.

                                                        1999     1998(1)   1997
                                                        ----     -------   ----
Net Sales                                              100.0%   100.0%    100.0%
                                                       -----    -----     -----
Cost of goods sold                                      71.8     72.6      72.5
                                                        ----     ----      ----
Gross profit                                            28.2     27.4      27.5
Selling, general and
  administrative expenses                               25.3     24.9      24.3
                                                        ----     ----      ----
Operating income                                         2.9      2.5       3.2
Interest expense, net                                     .4       .2         -
                                                          --       --        --
Income before taxes                                      2.5      2.3       3.2
Income taxes                                              .9       .8       1.2
                                                          --       --       ---
Net income                                               1.6%     1.5%      2.0%
                                                         ===      ===       ===

(1) Results for 1998 include the effect of the 1998 adoption of LIFO for Pharmacy inventories ($3,108,000).

Fiscal 1999 Compared to Fiscal 1998

Sales

Net sales increased 10.8% ($65 million) in 1999. Approximately $37 million of the increase was attributable to the addition of 20 new stores,5 upgrades, and 2 pharmacies during 1999, together with the sales of 29 stores and 39 pharmacies that were opened or upgraded during 1998 and contributed a full year of sales in 1999. During 1999, the Company also closed 10 store locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 5.2% in 1999.

The Company's front store (non-pharmacy) sales increased approximately 6% over 1998 front store sales. Front store sales growth benefited from the above mentioned store additions, as solid performances in categories such as home furnishings, footwear, ladies accessories, plus size and girls apparel, and trim-a-home were mostly offset by weaker performances in missy and ladies intimate apparel, hardware and several of the companies basic hardlines departments.

Fred's pharmacy sales grew from 27% of total sales in 1998 to 31% of total sales in 1999, and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 27% over 1998, with third party prescription sales representing approximately 77% of total pharmacy sales, compared with 71% of total pharmacy sales in 1998. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, and inflation caused by drug manufacturer increases.

Sales to Fred's 26 franchised locations decreased approximately $3 million in 1999 and represented 5% of the Company's total sales compared with approximately 6% of 1998 total sales. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross margin as a percentage of sales was 28.2% in 1999 compared to 27.4% in 1998. Gross margin benefited from reduced levels of markdowns as a percentage of sales, higher initial purchase margins resulting from greater volumes of import and opportunistic purchases, a lesser percentage of franchise sales, which carry substantially lower margins than retail sales, and a reduced level of inflation in pharmacy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 25.3% of net sales in 1999 compared with 24.9% of net sales in 1998. Higher rental costs as a percentage of sales due to a greater percentage of company stores being leased and slightly higher rent costs associated with the Company's build-to-suit prototype store, an increase in repairs and maintenance expense resulting from store improvement programs implemented during 1999, and higher depreciation expense associated with capital investments made over the past 12 to 18 months contributed to most of the higher expense ratio in 1999. These increases were partially offset by the elimination of mailing costs associated with two major advertising circulars during 1999.

Operating Income

Operating income increased approximately $4.2 million or 28.8% to $18.9 million in 1999 from $14.7 million in 1998. Operating income as a percentage of sales, increased to 2.9% in 1999 from 2.5% in 1998, due to the above mentioned reasons.

Interest Expense, Net

Interest expense for 1999 totaled $2.5 million compared to net interest expense of $1.1 million in 1998 (interest expense of $1.2 million less interest income of $.1 million).

The interest expense for 1999 reflects higher average revolver borrowings for inventory purchases, caused by significantly improved in-stock positions over 1998 and duplicate inventories in several remerchandised inventory categories, and the accelerated repayment of approximately $7.5 million in accounts payable, originally due in February, as a result of a change made in the company's pharmacy drug wholesaler in December of 1999. The company also experienced full year interest costs on term loan borrowings to finance the distribution center modernization and acquisition of a new mainframe computer.

Income Taxes

The effective income tax rate decreased to 34.9% in 1999 from 35.1% in 1998, due primarily to changes made in the Company's organizational structure during the fourth quarter of 1998, which resulted in a reduction in the Company's liability for taxes.

At January 29, 2000, the Company had certain net operating loss carryforwards which were acquired in reorganizations and certain purchase transactions and are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $36.7 million for state income tax purposes, which expire during the period 2001 through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

Net Income

Net income for 1999 was $10.7 million (or $.89 per diluted share) or approximately 21% higher than the $8.8 million (or $.73 per diluted share) reported in 1998.

Fiscal 1998 Compared to Fiscal 1997

Sales

Net sales increased 22.1% ($109 million) in 1998. Approximately $84 million of the increase was attributable to the addition of 29 store locations and 39 pharmacies during 1998, together with the net sales of 48 stores and 34 pharmacies that were opened during 1997 and contributed a full year of sales in 1998. During 1998, the Company also closed 7 store locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 5.6% in 1998.

The Company's front store (non-pharmacy) sales increased approximately 15% over 1997 front store sales. Front store sales growth benefited from the above mentioned store additions, coupled with solid performances in categories such as home furnishings, domestics, ladies accessories, missy and girls apparel, housewares, hardware and photofinishing.

Fred's pharmacy sales grew from 23% of total sales in 1997 to 27% of total sales in 1998, and now ranks as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 54% over 1997, with third party prescription sales representing approximately 71% of total pharmacy sales, compared with 66% of total pharmacy sales in 1997. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, significant inflation caused by drug manufacturer increases and the introduction of more expensive drugs, and favorable industry trends.

Sales to Fred's 29 franchised locations decreased approximately $2 million in 1998 and represented 6% of the Company's total sales compared with approximately 8% of 1997 total sales. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added nor intends on adding any additional franchisees.

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

Gross margin benefited from reduced levels of markdowns as a percentage of sales, higher initial purchase margins resulting from greater volumes of import and opportunistic purchases and a lesser percentage of franchise sales, which carry substantially lower margins than retail sales. This benefit was partially offset by pharmacy sales growing at a faster pace than front store sales, since, on average, the gross margin on pharmacy sales is lower than gross margins on front store sales. Pharmacy gross margins were also negatively impacted by the continuing shift in pharmacy sales to customers covered by third party insurance programs, which generally carry lower margins than pharmacy cash sales due to the efforts of managed care organizations and other pharmacy benefit managers to reduce prescription drug costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 24.9% of net sales in 1998 compared with 24.3% of net sales in 1997. Higher labor costs associated with the process of modernizing and automating the Company's distribution center, higher payroll costs associated with a significant increase in average pharmacy labor rates, and a decrease in the percentage of franchise sales, which carry a lower expense percentage than retail sales, contributed to the higher expense ratio in 1998.

Operating Income

Operating income decreased approximately $.8 million to $14.7 million in 1998 from $15.5 million in 1997. Operating Income, excluding the effect of the Company's adoption of LIFO in 1998, increased by approximately $2.3 millon or 15% in 1998. Operating income, excluding the effect of the Company's adoption of LIFO in 1998, decreased from 3.2% in 1997 to 3.0% in 1998 as a percentage of sales due to the above mentioned reasons.

Interest Expense, Net

Interest expense for 1998 totaled $1.2 million while interest income totaled $.1 million, for a net 1998 interest expense of $1.1 million compared to net interest income of $.1 million in 1997 (interest income of $.4 million versus interest expense of $.3 million).

The interest expense for 1998 reflects higher average revolver borrowing levels to finance inventories and other working capital requirements. Interest expense also includes the partial year impact of a $12 million seven-year term loan the Company obtained to finance the modernization and automation of its distribution center.

Income Taxes

The effective income tax rate decreased to 35.1% in 1998 from 37.5% in 1997. The Company completed a realignment of it's corporate organizational structure during the fourth quarter of 1998, which resulted in a reduction in the Company's liability for taxes.

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

Liquidity and Capital Resources

Fred's primary sources of working capital are cash flow from operations and borrowings under its current facility. The company had working capital of $79.7 million, $72.8 million and $70.7 million at year end 1999, 1998 and 1997, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable, and the level of store openings and closings.

The Company has a five-year $15 million unsecured revolving credit commitment with a bank that has generally been used to finance inventory levels at specified periods. This $15 million credit commitment is also supplemented with $15 million in seasonal overlines, for a total revolving borrowing capacity of $30 million. The credit commitment expires in June 2003 and bears interest at 1.5% below prime rate or a LIBOR-based rate (weighted average interest rate of 6.25% on 1999 outstanding borrowings).

In April 2000, the above unsecured revolving credit commitment, and related seasonal overlines, were replaced with a new unsecured revolving line of credit commitment of $40 million that expires in April 2003. All other provisions of the new agreement are essentially the same as the prior agreement. The expanded credit capacity is necessary to accommodate the Company's continued growth and shifting seasonal inventory needs.

At January 29, 2000, approximately $28.2 million of inventories were financed with outstanding borrowings under the Company's revolver. Higher year-end revolver borrowings resulted from significantly improved in-stock positions compared to 1998, duplicate inventories in several re-merchandised inventory categories, and the accelerated repayment of approximately $7.5 million in accounts payable, originally due in February, as a result of a change made in the Company's pharmacy drug wholesaler in December 1999.

Delays in the processing of merchandise receipts caused by implementation of the Company's new distribution center automation and computer system in January 1999 resulted in a reduction of days payable at year end 1998. Accordingly, approximately $10.2 million of inventories were financed with outstanding borrowings under the Company's revolver at year end 1998. No borrowings were outstanding on the revolver as of year end 1997.

In May 1998, the Company entered into a seven-year unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. At year end 1999, the outstanding principal balance on the term loan was approximately $10.3 million compared with $11.7 million at year-end 1998.

In April 1999, the Company entered into a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest at 6.15% per annum and matures on April 15, 2003. At year-end 1999, the outstanding principal balance on the term loan was approximately $1.8 million.

Cash used in operations was ($.8) million in 1999 compared to provided by operations of $.6 million in 1998 and $21.0 million in 1997. As mentioned above, year-end 1999 inventory levels were impacted by improved in-stock positions and duplicate inventories compared to 1998, and accounts payable were impacted by the accelerated repayment of $7.5 million of payables. Year-end 1998 accounts payable levels were adversely impacted as a result of merchandise processing delays, and were supplemented with short-term borrowings at year-end. The 1997 year-end accounts payable balance also included some vendor dating support associated with the Company's November 1997 acquisition of a 17-store chain.

Capital expenditures in 1999 totaled $14.8 million compared with $23.3 million in 1998 and $9.7 million in 1997. The 1999 capital expenditures included approximately $2.3 million of expenditures associated with replacement of the Company's mainframe computer system, and approximately $12.5 million of expenditures associated with new stores and pharmacies, store and pharmacy upgrades, distribution center equipment and annual capital maintenance. The 1998 capital expenditures included $12.0 million of expenditures associated with the Company's modernization and automation of its distribution center, $6.7 million of expenditures associated with new stores and pharmacies, and $4.6 million for store and pharmacy upgrades and annual capital maintenance. This compares with 1997 capital expenditures of $6.0 million for new stores and pharmacies and $3.7 million for store and pharmacy upgrades and annual capital maintenance. Cash used for investing activities in 1997 also included $12.9 million for the acquisition of inventory, fixed assets and pharmacy customer lists of a 17-store chain.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS no. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which deferred the effective date provisions of SFAS No. 133 for the company to the first quarter of 2001. The Company does not believe this new standard will have an impact on its financial statements since it currently has no derivative instruments.

Year 2000

The Company did not experience any significant problems relating to the change to the year 2000. All key suppliers and service vendors experienced no significant problems. All changes to the system and established contingency plans were effective. It is possible, although management does not consider likely, that other dates in the year 2000 may further affect computer software and systems. There may also be other year 2000 problems that have yet to be discovered by the company or any third party which the company conducts business.

Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts, are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

EXHIBIT 21.1

     FRED'S, INC.

     SUBSIDIARIES OF REGISTRANT

     Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

                  Fred's Stores of Tennessee, Inc.
                  Fred's Capital Management Company
                  Fred's Real Estate and Equipment Management Corporation Fred's Capital Finance, Inc.

EXHIBIT 23.1  Consent of PricewaterhouseCoopers LLP

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.33-48380 and 33-67606) of Fred's, Inc. of our report dated March 13, 2000, except for Note 5 as to which the date is April 3, 2000, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 13, 2000 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
April 28, 2000