Form 10-Q
period 2000-04-29
FREDS INC
filed 2000-06-13
CIK 724571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2000.

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                .
                               ---------------    ---------------


Commission file number 000-19288


                                  FRED'S, INC.

             (Exact name of registrant as specified in its charter)


              Tennessee                            62-0634010
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

4300 New Getwell Rd., Memphis, Tennessee              38118
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


The registrant had 12,025,096 shares of Class A voting, no par value common stock outstanding as of June 9, 2000.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     April 29, 2000 and January 29, 2000                                       3
     Consolidated Statements of Income
     for the Thirteen Weeks Ended April 29, 2000
     and May 1, 1999                                                           4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended April 29, 2000
     and May 1, 1999                                                           5

    Notes to Consolidated Financial Statements                             6 - 8

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     9 - 11

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           11

Part II - Other Information                                                   12
---------------------------

Signatures                                                                    13
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                   (in thousands, except for number of shares)

                                                                  April 29,  January 29,
                                                                       2000         2000
                                                                       ----         ----
ASSETS:
Current assets:
      Cash and cash equivalents                                   $   4,486    $   3,036
      Receivables, less allowance for doubtful
      Accounts of $452 ($452 at January 29, 2000)                    11,118       10,911
      Inventories                                                   145,143      141,612
      Deferred income taxes                                           2,162        3,002
      Other current assets                                              649        1,865
                                                                        ---        -----
           Total current assets                                     163,558      160,426
      Property and equipment, at depreciated cost                    74,952       73,459
      Equipment under capital leases, less accumulated
        amortization of $968 ($856 at January 29,2000)                1,723        1,835
      Deferred income taxes                                           1,441          866
      Other noncurrent assets                                         4,116        3,636
                                                                      -----        -----
           Total assets                                           $ 245,790    $ 240,222
                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $  37,608    $  39,653
      Current portion of indebtedness                                 2,045       30,306
      Current portion of capital lease obligations                      447          430
      Accrued liabilities                                             9,075        9,680
      Income taxes payable                                            2,270          650
                                                                      -----          ---
           Total current liabilities                                 51,445       80,719
                                                                     ------       ------
Long term portion of indebtedness                                    42,184       10,027
Capital lease obligations                                             1,615        1,734
Other noncurrent liabilities                                          1,873        1,829
                                                                      -----        -----
           Total liabilities                                         97,117       94,309
                                                                     ------       ------
Shareholders' equity:
      Common stock, Class A voting, no par value,
         11,976,728 shares issued and outstanding
         (11,988,276 shares at January 29, 2000)                     67,209       67,326
      Retained earnings                                              81,734       78,902
      Deferred compensation on restricted
         Stock incentive plan                                          (270)        (315)
                                                                       ----         ----
           Total shareholders' equity                               148,673      145,913
                                                                    -------      -------
      Total liabilities and shareholders equity                   $ 245,790    $ 240,222
                                                                  =========    =========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          April 29,     May 1,
                                                               2000       1999
                                                               ----       ----
Net Sales                                                  $176,660   $154,934

Cost of goods sold                                          127,538    110,615
                                                            -------    -------

     Gross Profit                                            49,122     44,319

Selling, general and administrative
  Expenses                                                   43,162     39,421
                                                             ------     ------

     Operating income                                         5,960      4,898

Interest expense                                                673        452
                                                                ---        ---

     Income before income taxes                               5,287      4,446

Provision for income taxes                                    1,855      1,560
                                                              -----      -----

Net income                                                 $  3,432   $  2,886
                                                           ========   ========
Net income per share:

     Basic                                                 $    .29   $    .24
                                                           ========   ========

     Diluted                                               $    .28   $    .24
                                                           ========   ========
Weighed average shares outstanding:

     Basic                                                   11,890     11,813
                                                             ======     ======

     Diluted                                                 12,080     12,036
                                                             ======     ======

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           April 29,     May 1,
                                                                2000       1999
                                                                ----       ----
Cash flows from operating activities:
    Net income                                               $ 3,432    $ 2,886
    Adjustments to reconcile net income
    To net cash flows from operating activities:
      Depreciation and amortization                            3,335      2,776
      Lifo reserve                                               200        200
      Deferred income taxes                                      265        624
      Amortization of deferred compensation on
        restricted stock incentive plan                           38         69
      Cancellation of restricted stock                          (202)        --
      (Increase)decrease in assets:
           Receivables                                          (207)      (679)
         Inventories                                          (3,731)    (5,684)
           Other assets                                          408       (273)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                (2,650)    (6,774)
      Income taxes payable                                     1,620        940
      Other noncurrent liabilities                                44         40
                                                               -----     ------
      Net cash provided by (used in)operating
        activities                                             2,552     (5,875)
                                                               -----     ------
Cash flows from investing activities:
    Capital expenditures                                      (4,388)    (3,985)
                                                              ------     ------
      Net cash used in investing activities                   (4,388)    (3,985)
                                                              ------     ------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                               (102)      (420)
    Proceeds from revolving line of credit,
      net of payments                                          3,896      6,300
    Proceeds from term loan                                     ----      2,250
    Proceeds from exercise of options                             92        107
    Cash dividends paid                                         (600)      (599)
                                                               -----     ------
    Net cash provided by financing
      activities                                               3,286      7,638
                                                               -----      -----
    Increase (decrease) in cash and cash
    Equivalents                                                1,450     (2,222)
    Beginning of period cash and cash
    Equivalents                                                3,036      2,406
                                                               -----      -----
    End of period cash and cash equivalents                  $ 4,486    $   184
                                                             =======    =======

Supplemental disclosures of cash flow information:

    Interest paid                                            $   361    $   453
                                                             =======    =======
    Income taxed paid                                           --         --
                                                             =======    =======

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     Fred's, Inc. ("Fred's" or the "Company") operates 322 discount general merchandise stores, including 26 franchised Fred's stores, in ten states in the southeastern United States. One hundred and eighty-five of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements of Fred's have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2000 incorporated into the Company's Annual Report on Form 10-K.

     The results of operations for the thirteen-week period ended April 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: INVENTORIES

     Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 16% of the retail inventories at April 29, 2000, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,408,000 and $3,208,000 at April 29, 2000 and January 29, 2000, respectively.

LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

NOTE 3: NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                            April 29,    May 1,
                                                                2000      1999
                                                                ----      ----
Basic net income per share
   Net income                                                $ 3,432   $ 2,886
                                                             =======   =======
   Weighted average number of common shares
Outstanding during the period                                 11,890    11,813
                                                              ======    ======
   Net income per share                                      $   .29   $   .24
                                                             =======   =======
Diluted net income per share
Net income                                                   $ 3,432   $ 2,886
                                                             =======   =======
   Weighted average number of common shares
   Outstanding during the period                              11,890    11,813
   Additional shares attributable to common
            Stock equivalents                                    190       223
                                                                 ---       ---
                                                              12,080    12,036
                                                              ======    ======
Net income per share                                         $   .28   $   .24
                                                             =======   =======


NOTE 4: LOAN AND LOAN MODIFICATION AGREEMENT


On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003.

On May 26, 2000, subsequent to the press release dated May 16, 2000, the Company negotiated a modification to its revolving loan and credit agreement (the "agreement") entered into on April 3, 2000. The agreement modified the terms "Due on Demand" and accordingly the Company has reclassified the debt as long term.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

GENERAL

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2000 and May 1, 1999

Net sales increased to $176.7 million in 2000 from $154.9 million in 1999, an increase of $21.8 million or 14.1%. The increase was attributable to comparable store sales increases of 9.4% ($13.5 million) and sales by stores not yet included as comparable stores ($8.4 million). Sales to franchisees decreased $.1 million in 2000. The sales mix for the period was 47.6% Hardlines, 32.8% Pharmacy, 14.6% Softlines, and 5.0% Franchise. This compares with 47.9% Hardlines, 32.7% Pharmacy, 13.7% Softlines, and 5.7% Franchise for the same period last year.

Gross profit decreased to 27.8% of sales in 2000 compared with 28.6% of sales in the prior-year period. Gross profit margins decreased as a result of the increased mix of certain categories in hardline sales and strong quarterly sales in pharmacy which typically carry lower margins.

Selling, general and administrative expenses increased to $43.2 million in 2000 from $39.4 million in 1999. As a percentage of sales, expenses decreased to
24.4% of sales  compared  to 25.4% of sales  last  year.  Selling,  general  and administrative expenses were improved primarily due to controlling costs and improving efficiencies in the store and pharmacy operations. Improved performance in the distribution operations and better merchandising practices have resulted in stronger control of labor and related costs at the store.

Interest expense increased to $.7 million in 2000 from $.5 million in 1999, reflecting higher average revolver borrowings than last year for inventory purchases to improve store in-stock positions.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flow provided by operating activities totaled $2.6 million during the thirteen-week period ended April 29, 2000. Cash was primarily used to increase inventories and reduce accounts payable. Total inventories increased approximately $3.7 million in the first quarter of 2000. This increase was primarily attributable to 4 new stores and 3 new pharmacies in the first quarter of 2000, coupled with the additional inventory necessary to improve store in-stock positions over 1999. Accounts payable decreased approximately $2.6 million in the first quarter of 2000.

Cash flows used by investing activities totaled $4.4 million, and consisted primarily for capital expenditures associated with the Company's store and pharmacy expansion program. During the first quarter, the Company opened 4 stores and closed 1 store. The Company expects to open 12 to 15 stores in the second quarter, and approximately 20 to 30 stores for the year. The Company's capital expenditure plan for the year 2000 is in the $12 million dollar range and will approximate depreciation expense for the year.

Cash flows provided by financing activities totaled $3.3 million and included $3.9 million of borrowings under the Company's revolver for inventory and accounts payable needs.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The borrowings outstanding under this agreement at April 29, 2000 were $32.5 million. The borrowings outstanding under the previous Agreement at May 1, 1999 were $16.5 million.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this Loan Agreement totaled $9,954,000 at April 29, 2000 and $11,322,000 at May 1, 1999.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this agreement totaled $1,734,000 at April 29, 2000 and $2,250,000 at May 1, 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company has no holdings of derivative financial or commodity instruments as of April 29, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 deals with various revenue recognition issues, several which are common within the retail industry including treatment of revenue recognition on layaway sales. The company is currently developing a system to report the effects of SAB
101. However, the effect of layaway sales in this quarter is not material in relation to the overall financial statements.

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

                    Not Applicable.

 Item 5.      Other Information

                 Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K

                  Exhibits:
                            Exhibit 10.24-Loan modification  agreement dated May
                                    26,  2000   (modifies  the  Revolving   Loan
                                    agreement   included   as   Exhibit   10.23)
                                    [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000.]

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

                                  FRED'S, INC.





Date:  June 9, 2000                                      /s/ Michael J. Hayes
-------------------                                      --------------------
                                                         Michael J. Hayes
                                                         Chief Executive Officer

Date:  June 9, 2000                                      /s/ Jerry A. Shore
-------------------                                      ------------------
                                                         Jerry A. Shore
                                                         Chief Financial Officer

EXHIBIT 10.24

                             MODIFICATION AGREEMENT

         THIS MODIFICATION AGREEMENT, made and entered into on this 26th day of May, 2000, by and between UNION PLANTERS BANK, N.A. ("Bank"), SunTrust Bank ("Documentation Agent"), and FRED'S, INC., a Tennessee corporation ("Borrower").

                                   WITNESSETH:

         WHEREAS, Borrower executed a promissory note (the "Note") dated April 3, 2000, in the original principal sum of Forty Million Dollars ($40,000,000.00) held by and payable to the Bank, which Note was executed in connection with the Credit Agreement (Restated), dated March 27, 2000, effective as of April 3, 2000 (the "Agreement"), by and among Borrower, Documentation Agent and Bank; and

         WHEREAS, Borrower desires to obtain from Bank and Documentation Agent a modification of the terms of payment of the Note, and Bank and Documentation Agent are willing to grant said modification upon the agreement of Borrower to make, keep and perform all of the terms, conditions and covenants hereinafter set forth.

         NOW, THEREFORE, in consideration of the premises, the sum of Ten Dollars ($10.00) cash in hand paid and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

1. The terms of the Note are hereby modified, effective as of April 3, 2000, to provide that the Note shall not be payable on demand absent the occurrence of an event of default or other condition which would allow Bank to accelerate the maturity pursuant to the terms of the Agreement. The outstanding principal balance of the Note and accrued but unpaid interest shall be due and payable on April 3, 2003. Interest on the outstanding principal balance shall accrue and be payable as provided in the Agreement.

2. Bank agrees to make a notation upon its records showing that the Note has been modified as set forth herein.

3. In consideration of the modification granted herein, Borrower promises to pay the indebtedness evidenced by the Note as set forth hereinabove, to keep and perform all the covenants, terms and conditions contained in any agreement or document governing the terms and conditions of the borrowing affected hereby, in default of which the holder of said indebtedness, at its option, may declare said indebtedness accelerated and matured for all purposes, and may proceed to exercise, at its option, any right or privilege granted in any documents or by law. It is expressly understood and agreed that the terms, covenants and conditions of all instruments evidencing the aforesaid indebtedness shall remain in full force and effect, and shall in no manner be affected by the execution of this Modification Agreement except as the same are expressly modified herein.

4. This Modification Agreement shall be binding upon and inure to the benefit of the parties hereto, successors, assigns, transferees and grantees, and shall be governed and construed in accordance with the laws of the State of Tennessee.

5. IN WITNESS WHEREOF, the parties hereunto have executed this Agreement on the date first above written.

BANK:                                        BORROWER:

UNION PLANTERS BANK, N.A.                    FRED'S, INC.


By:/s/ Elizabeth Rouse                       By:/s/ Jerry A. Shore
   -------------------                          ------------------
Title: Senior Vice President                 Title: Chief Financial Officer


DOCUMENTATION AGENT:

SUNTRUST BANK

By: /s/ B.W. Ford
    -------------
Title: Vice President