Form 10-Q
period 2000-07-29
FREDS INC
filed 2000-09-12
CIK 724571

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  X ]    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2000.

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

                                (901) 365-8880 )
             (Registrant's telephone number, including area code) )

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


The registrant had 12,042,941 shares of Class A voting, no par value common stock outstanding as of September 8, 2000.

                                  FRED'S, INC.
                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):
    Consolidated Balance Sheets as of
     July 29, 2000 and January 29, 2000                                        3

    Consolidated Statements of Income for the Thirteen Weeks
     Ended July 29, 2000 and July 31, 1999 and the Twenty-Six Weeks
     Ended July 29, 2000 and July 31, 1999                                     4

    Consolidated Statements of Cash Flows
     for the Twenty-six Weeks Ended July 29, 2000
     and July 31, 1999                                                         5

    Notes to Consolidated Financial Statements                             6 - 7

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     8 - 11

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           11

Part II - Other Information                                                   12

Signatures                                                                    13

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                   (in thousands, except for number of shares)


                                                      July 29,       January 29,
                                                        2000              2000
                                                      --------          --------
ASSETS:
Current assets:

      Cash and cash equivalents                        $1,158            $3,036
      Receivables, less allowance for doubtful
      accounts of $528 ($452 at January 29, 2000)      10,789            10,911
      Inventories                                     153,818           141,612
      Deferred income taxes                             2,091             3,002
      Other current assets                              1,405             1,865
                                                        -----             -----
           Total current assets                       169,261           160,426
      Property and equipment, at depreciated cost      75,758            73,459
      Equipment under capital leases, less
        accumulated amortization of $1,080
        ($856 at January 29,2000)                       1,611             1,835
      Deferred income taxes                             1,394               866
      Other noncurrent assets                           4,152             3,636
                                                        -----             -----
           Total assets                              $252,176          $240,222
                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                $42,636           $39,653
      Current portion of indebtedness                   2,349            30,306
      Current portion of capital lease obligations        465               430
      Accrued liabilities                              10,645             9,680
      Income taxes payable                              2,611               650
                                                        -----               ---
           Total current liabilities                   58,706            80,719
                                                       ------            ------

Long term portion of indebtedness                      39,407            10,027
Capital lease obligations                               1,492             1,734
Other noncurrent liabilities                            1,916             1,829
                                                        -----             -----
           Total liabilities                          101,521            94,309
                                                      -------            ------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         12,034,354 shares issued and outstanding
         (11,988,276 shares at January 29, 2000)       68,081            67,326
      Retained earnings                                82,854            78,902
      Deferred compensation on restricted
         stock incentive plan                            (280)             (315)
                                                         ----              ----
           Total shareholders' equity                 150,655           145,913
                                                      -------           -------
      Total liabilities and shareholders equity      $252,176          $240,222
                                                     ========          ========

          See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)



                                               Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                              ----------------------                      ----------------------
                                            July 29,           July 31,                   July 29,        July 31,
                                            2000                 1999                      2000             1999
                                         ----------           ----------                ----------        ------

Net sales                                $180,806              $156,498                 $357,466          $311,432
Cost of goods sold                        131,635               112,546                  259,173           223,161
                                          -------             ---------                 --------          --------
  Gross profit                             49,171                43,952                   98,293            88,271
Selling, general and
 administrative expenses                   46,036                41,659                   89,198            81,080
                                           ------             ---------                 --------          --------
  Operating income                          3,135                 2,293                    9,095             7,191
Interest expense, net                         763                   694                    1,436             1,146
                                           ------             ---------                 --------          --------
  Income before income taxes                2,372                 1,599                    7,659             6,045
Provision for income taxes                    645                   562                    2,500             2,122
                                         --------             ---------                 --------          --------
Net income                               $  1,727              $  1,037                 $  5,159          $  3,923
                                         ========              ========                 ========          ========


Net income per share
  Basic                                       .14              $    .09                 $    .43          $    .33
                                          =======              ========                 ========          ========

  Diluted                                     .14              $    .09                 $    .42          $    .33
                                          =======              ========                 ========          ========


Weighted average shares outstanding
  Basic                                     11,928               11,826                   11,919            11,819
                                          ========            =========                 ========          ========

  Diluted                                   12,172               12,079                   12,149            12,057
                                          ========             ========                 ========          ========


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                     Twenty-six Weeks Ended
                                                 July 29,               July 31,
                                                     2000                 1999
                                                     ----                 ----
Cash flows from operating activities:
    Net income                                     $5,159                $3,923
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                 6,883                 5,734
      Lifo reserve                                    400                   200
      Deferred income taxes                           383                  (151)
      Amortization of deferred compensation on
        restricted stock incentive plan                76                   142
      Cancellation of restricted stock               (203)                 ----
      (Increase)decrease in assets:
           Receivables                                122                 1,024
         Inventories                              (12,606)              (10,823)
           Other assets                              (780)                  302
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities      3,948               (12,838)
      Income taxes payable                          1,961                    49
      Other noncurrent liabilities                     87                    80
                                                      ---                   ---
      Net cash provided by (used in)operating
        activities                                  5,430               (12,358)
                                                    -----               -------
Cash flows from investing activities:
    Capital expenditures                           (8,233)               (6,000)
                                                   ------                ------
      Net cash used in investing activities        (8,233)               (6,000)
                                                   ------                ------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                    (998)                 (983)
    Proceeds from revolving line of credit,
      net of payments                               2,214                16,800
    Proceeds from term loan                          ----                 2,250
    Proceeds from exercise of options                 725                   208
    Tax benefit on exercise of stock options          185                    28
    Cash dividends paid                            (1,201)               (1,196)
                                                   ------                ------
    Net cash provided by financing
      activities                                      925                17,107
                                                      ---                ------
    Increase (decrease) in cash and cash
    equivalents                                    (1,878)               (1,251)
    Cash and cash equivalents:
      Beginning of Period                           3,036                 2,406
                                                    -----                 -----
      End of period                                $1,158                $1,155
                                                   ======                ======

Supplemental disclosures of cash flow information:
    Interest paid                                  $1,537                $1,097
                                                   ======                ======
    Income taxed paid                                ----                $2,200
                                                   ======                ======

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     Fred's, Inc. ("Fred's" or the "Company") operates 335 discount general merchandise stores, including 26 franchised Fred's stores, in eleven states in the southeastern United States. One hundred and eighty-nine of the stores have full service pharmacies.

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

     The results of operations for the twenty-six week period ended July 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: INVENTORIES

     Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 19% of the retail inventories at July 29, 2000, cost was determined using the LIFO (last-in, first-out) method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,608,000 and $3,208,000 at July 29, 2000 and January 29, 2000, respectively.

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

                       COMPUTATION OF NET INCOME PER SHARE
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                  Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                  ----------------------                ----------------------
                                              July 29,                 July 31,          July 29,        July 31,
                                               2000                     1999              2000             1999
                                            ----------               ----------        ----------         ------
Basic net income per share
  Net income                                  $ 1,727                  $ 1,037          $ 5,159           $3,923
                                              =======                  =======          =======           ======


  Weighted average number of common shares
   outstanding during the period
                                               11,928                   11,826           11,919           11,819
                                              =======                  =======          =======           ======


  Net income per share                        $   .14                  $   .09          $   .43           $  .33
                                              =======                  =======          =======           ======


Diluted net income per share

  Net income                                  $ 1,727                  $ 1,037          $ 5,159           $3,923
                                              =======                  =======          =======           ======


  Weighted average number of common shares
   outstanding during the period
                                               11,928                  11,826           11,919            11,819

  Additional shares attributable to common
   stock equivalents                              244                      253              230              238
                                              -------                  -------          -------           ------
                                               12,172                   12,079           12,149           12,057
                                              =======                  =======          =======           ======


  Net income per share                        $   .14                  $   .09          $   .42           $  .33
                                              =======                  =======          =======           ======

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

RESULTS OF OPERATIONS

Thirteen  Weeks  Ended July 29, 2000 and July 31,  1999
-------------------------------------------------------
Net sales increased to $180.8 million in 2000 from $156.5 million in 1999, an increase of $24.3 million or 15.5%. The increase was attributable to comparable store sales increases of 10.0% ($14.5 million) and sales by stores not yet included as comparable stores ($9.9 million). Sales to franchisees decreased $.1 million in 2000. The sales mix for the period was 50.9% Hardlines, 32.8% Pharmacy, 12.0% Softlines, and 4.3% Franchise. This compares with 49.7% Hardlines, 31.3% Pharmacy, 14.0% Softlines, and 5.0% Franchise for the same period last year.

Gross profit decreased to 27.2% of sales in 2000 compared with 28.1% of sales in the prior-year period. Gross profit margins decreased as a result of the increased promotional activities toward soft drink and food products which carry lower margins.

Selling, general and administrative expenses increased to $46.0 million in 2000 from $41.7 million in 1999. As a percentage of sales, expenses decreased to
25.5% of sales  compared  to 26.6% of sales  last  year.  Selling,  general  and administrative expenses were improved primarily due to controlling costs and improving efficiencies in the store and pharmacy operations. Improved performance in the distribution operations and better merchandising practices have resulted in stronger control of labor and related costs at the store.

Interest expense increased to $.8 million in 2000 from $.7 million in 1999, reflecting higher average revolver borrowings than last year as well as rising interest rates.

Twenty-six  Weeks Ended July 29, 2000 and July 31, 1999
-------------------------------------------------------
Net sales increased to $357.5 million in 2000 from $311.4 million in 1999, an increase of $46.1 million or 14.8%. The increase was attributable to comparable store sales increases of 9.7% ($27.9 million) and sales by stores not yet included as comparable stores ($18.3 million). Sales to franchisees decreased $.1 million in 2000. The sales mix for the period was 50.0% Hardlines, 33.0% Pharmacy, 12.4% Softlines, and 4.6% Franchise. This compares with 48.9% Hardlines, 32.0% Pharmacy, 13.8% Softlines, and 5.3% Franchise for the same period last year.

Gross profit decreased to 27.5% of sales in 2000 compare with 28.3% of sales in the prior-year period. Gross profit margins decreased as a result of the increased mix of certain categories in hardline sales and strong quarterly sales in pharmacy which typically carry lower margins.

Selling, general and administrative expenses increased to $89.2 million in 2000 from $81.1 million in 1999. As a percentage of sales, expenses decreased to 25.0% of sales compared to 26.0% of sales last year. Selling, general and administrative expenses were improved primarily due to continued improved performance in the distribution operations and better merchandising practices which has resulted in stronger control of labor and related costs at the store.

Interest expense increased to $1.4 million in 2000 from $1.1 million in 1999, reflecting higher average revolver borrowings than last year for inventory purchases to improve store in-stock positions.

The provision for income taxes has been reduced by $188,000 to reflect the Work Opportunity Tax Credit that the Company has earned during the first half of the year to reduce the Federal Tax liability for the year ended February 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year.

Net cash flow provided by operating activities totaled $5.4 million during the twenty-six week period ended July 29, 2000. Cash was primarily used to increase inventories and reduce accounts payable. Total inventories increased approximately $12.6 million in the first half of 2000. This increase was primarily attributable to 17 new stores and 7 new pharmacies in the first half of 2000, coupled with the additional inventory necessary to improve store in-stock positions over 1999. Accounts payable increased approximately $3.9 million in the first half of 2000.

Net cash flows used by investing activities totaled $8.2 million, and was used primarily for capital expenditures associated with the Company's store and pharmacy expansion program. During the first half of 2000, the Company opened 17 stores and closed 1 store. The Company expects to open approximately 30 to 40 stores for the year. The Company's capital expenditure plan for the year 2000 is approximately $12 million dollars and will approximate depreciation expense for the year.

Net cash flows provided by financing activities totaled $.9 million and included $2.2 million of borrowings under the Company's revolver for inventory and accounts payable needs.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The borrowings outstanding under this agreement at July 29, 2000 were $30.4 million. The borrowings outstanding under the previous Agreement at July 31, 1999 were $27.1 million.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "1998 Loan Agreement"). The 1998 Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The 1998 Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this 1998 Loan Agreement totaled $9.7 million at July 29, 2000 and $11.1 million at July 31, 1999.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "1999 Loan Agreement"). The 1999 Loan Agreement provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The 1999 Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this 1999 Loan Agreement totaled $1.6 million at July 29, 2000 and $2.1 million at July 31, 1999.

The Company believes that sufficient capital resources are available in both the short term and long term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 deals with various revenue recognition issues, several which are common within the retail industry including treatment of revenue recognition on layaway sales. The Company has not implemented the changes of Staff Accounting Bulletin No. 101. The most recent announcement by the SEC delays the implementation date of SAB 101 and would require the Company to implement changes by the fourth quarter of this fiscal year. The new accounting treatment of layaway sales would cause an adjustment of earnings from the third quarter to the fourth quarter since revenue would not be recorded until the layaway sale is complete. However based on historicial customer patterns, the financial effect on the year end result of the Company is not expected to be material. Historically, layaway purchases not totally complete by fiscal year end are minimal in relation to total revenues and the effect on Earnings Per Share of the Company would be less than $.01 per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of July 29, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and they are not expected to in the foreseeable future

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements, other than those based on historical facts, are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, and other factors affecting business beyond the Company's control. Consequently, all of the forward- looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               Not Applicable.

Item 2.        Changes in Securities

               Not Applicable.

Item 3.        Defaults Upon Senior Securities

               Not Applicable.

Item 4.        Submission of Matters to a Vote of Securities Holders

               The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 21, 2000. Michael J. Hayes, David A. Gardner, John R. Eisenman and Roger T. Knox were elected to continue as directors of the Company. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending February 3, 2001.

               The results of the voting were as follows:

                                                               Abstain/
                                For    Against    Withheld   Broker Non-Vote
                                ---    -------    --------   ---------------
Election of Directors:
  Michael J. Hayes        9,900,469                212,414         1,863,845
  David A. Gardner        8,606,048              1,112,940         2,257,740
  John R. Eisenman       10,115,627                     56         1,861,045
  Roger T. Knox          10,144,157                     56         1,832,515

Appointment of
PricewaterhouseCoopers LLP:
                         10,167,759      698         7,715         1,800,556

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

                                  FRED'S, INC.





Date:  September 12, 2000                              /s/ Michael J. Hayes
-------------------------                              -------------------------
                                                       Michael J. Hayes
                                                       Chief Executive Officer


Date: September 12, 2000                               /s/ Jerry A. Shore
------------------------                               -------------------------
                                                       Jerry A. Shore
                                                       Chief Financial Officer