Form 10-Q
period 2000-10-28
FREDS INC
filed 2000-12-11
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2000.

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


The registrant had 12,064,257 shares of Class A voting, no par value common stock outstanding as of December 8, 2000.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     October 28, 2000 and January 29, 2000                                    3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended October 28, 2000
     and October 30, 1999 and the Thirty-nine Weeks
     Ended October 28, 2000 and October 30, 1999                              4

    Consolidated Statements of Cash Flows
     for the Thirty-nine Weeks Ended October 28, 2000
     and October 30, 1999                                                      5

    Notes to Consolidated Financial Statements                             6 - 8

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     9 - 12

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           12

Part II - Other Information                                                   13
---------------------------

Signatures                                                                    14
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)


                                                        October 28,  January 29,
                                                               2000         2000
                                                           --------    ---------
ASSETS:
Current assets:
      Cash and cash equivalents                           $   2,375    $   3,036
      Receivables, less allowance for doubtful
        accounts of $569 ($452 at January 29, 2000)          14,680       10,911
      Inventories                                           173,708      141,612
      Deferred income taxes                                   1,909        3,002
      Other current assets                                    1,900        1,865
                                                          ---------    ---------
           Total current assets                             194,572      160,426
      Property and equipment, at depreciated cost            76,973       73,459
      Equipment under capital leases, less accumulated
        amortization of $1,192($856 at January 29,2000)       1,499        1,835
      Deferred income taxes                                   1,273          866
      Other noncurrent assets                                 4,541        3,636
                                                          ---------    ---------
           Total assets                                   $ 278,858    $ 240,222
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                    $  54,654    $  39,653
      Current portion of indebtedness                         2,159       30,306
      Current portion of capital lease obligations              484          430
      Accrued liabilities                                     9,131        9,680
      Income taxes payable                                    4,289          650
                                                          ---------    ---------
           Total current liabilities                         70,717       80,719
                                                          ---------    ---------

Long term portion of indebtedness                            50,410       10,027
Capital lease obligations                                     1,364        1,734
Other noncurrent liabilities                                  1,960        1,829
                                                          ---------    ---------
           Total liabilities                                124,451       94,309
                                                          ---------    ---------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         12,056,024 shares issued and outstanding
         (11,988,276 shares at January 29, 2000)             68,410       67,326
      Retained earnings                                      86,243       78,902
      Deferred compensation on restricted
         stock incentive plan                                  (246)       (315)
                                                          ---------    ---------
           Total shareholders' equity                       154,407      145,913
                                                          ---------    ---------

      Total liabilities and shareholders equity           $ 278,858    $ 240,222
                                                          =========    =========


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)






                                Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                --------------------                 -----------------------
                               October 28, October 30,               October 28, October 30,
                                     2000        1999                      2000        1999
                               ----------------------             -------------------------

Net sales                       $181,092     $158,049                  $538,558    $469,481
Cost of goods sold               129,003      110,932                   388,176     334,093
                                 -------    ---------                  --------    --------
  Gross profit                    52,089       47,117                   150,382     135,388
Selling, general and
 administrative expenses          45,143       41,933                   134,341     123,013
                                  ------    ---------                  --------    --------
  Operating income                 6,946        5,184                    16,041      12,375
Interest expense, net                898          723                     2,334       1,869
                                  ------    ---------                  --------    --------
  Income before income taxes       6,048        4,461                    13,707      10,506
Provision for income taxes         2,061        1,565                     4,561       3,687
                                --------    ---------                  --------    --------
Net income                      $  3,987     $  2,896                  $  9,146    $  6,819
                                ========    =========                  ========    ========


Net income per share
  Basic                              .33     $    .24                  $    .77    $    .58
                                 =======    =========                  ========    ========

  Diluted                            .33     $    .24                  $    .75    $    .57
                                 =======    =========                  ========    ========

Weighted average shares outstanding
  Basic                           11,960       11,832                    11,935      11,823
                                 =======    =========                  ========    ========

  Diluted                         12,246       12,076                    12,179      12,063
                                ========     ========                  ========    ========




           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                  Thirty-nine Weeks Ended
                                                  -----------------------
                                                October 28,    October 30,
                                                      2000           1999

Cash flows from operating activities:
    Net income                                      $9,146         $6,819
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                 10,453          8,572
      Lifo reserve                                     600            ---
      Deferred income taxes                            686            475
      Provision for uncollectible receivable           117           (223)
Tax benefit on exercise of stock options               267           ----
      Other                                            (93)           215
 (Increase)decrease in assets:
           Receivables                              (3,886)        (1,616)
         Inventories                               (32,696)       (29,036)
           Other assets                                (37)           364
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities      14,452          7,270
      Income taxes payable                           3,639          1,153
      Other noncurrent liabilities                     131            119
                                                    ------        -------
      Net cash provided by (used in)operating
        activities                                   2,779         (5,888)
                                                    ------        -------

Cash flows from investing activities:
    Capital expenditures                           (12,558)        (9,196)
  Intangible asset expenditures                     (1,978)          (270)
                                                   -------        -------
      Net cash used in investing activities        (14,536)        (9,466)
                                                   -------        -------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                   (1,842)        (1,440)
    Proceeds from revolving line of credit,
      net of payments                               13,763         16,763
    Proceeds from exercise of options                  978            241
    Cash dividends paid                             (1,803)        (1,795)
                                                   -------        -------
    Net cash provided by financing
      activities                                    11,096         13,769
                                                   -------        -------
    Increase (decrease) in cash and cash
      equivalents                                     (661)        (1,585)
    Cash and cash equivalents:
      Beginning of Period                            3,036          2,406
                                                   -------        -------
      End of period                                 $2,375           $821
                                                   =======        =======

Supplemental disclosures of cash flow information:
    Interest paid                                   $2,237         $1,808
                                                   =======        =======
    Income taxes paid                                 ----         $2,200
                                                   =======        =======

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     Fred's, Inc. ("Fred's" or the "Company") operates 341 discount general merchandise stores, including 26 franchised Fred's stores, in eleven states in the southeastern United States. One hundred and ninety-four of the stores have full service pharmacies.

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

     The results of operations for the thirty-nine week period ended October 28, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

NOTE 2:  INVENTORIES

     Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 16% of the retail inventories at
October  28,  2000,  cost was  determined  using the LIFO  (last-in,  first-out)
method. For the remainder of the retail inventories, the FIFO method was applied. The current cost of inventories exceeded the LIFO cost by approximately $3,808,000 and $3,208,000 at October 28, 2000 and January 29, 2000,
respectively.

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

                       COMPUTATION OF NET INCOME PER SHARE
                                   (unaudited)
                    (in thousands, except per share amounts)

                                              Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                            -----------------------   ------------------------
                                            October 28,  October 30,  October 28,  October 30,
                                                  2000     1999            2000       1999
                                            -----------------------   ------------------------
Basic net income per share

  Net income                                 $  3,987   $ 2,896       $    9,146   $ 6,819
                                             ========   =======       ==========   =======


  Weighted average number of common shares
   outstanding during the period
                                               11,960    11,832           11,935    11,823
                                             ========   =======       ==========   =======


  Net income per share                       $    .33   $   .24       $      .77   $   .58
                                             ========   =======       ==========   =======


Diluted net income per share

  Net income                                 $  3,987   $ 2,896       $    9,146   $ 6,819
                                             ========   =======       ==========   =======


  Weighted average number of common shares
   outstanding during the period
                                               11,960   11,832            11,935    11,823

  Additional shares attributable to common
   stock equivalents                              286       244              244       240
                                             --------   -------       ----------   -------
                                               12,246    12,076           12,179    12,063
                                             ========   =======       ==========   =======


  Net income per share                       $    .33       .24       $      .75   $   .57
                                             ========   =======       ==========   =======

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 deals with various revenue recognition issues, several which are common within the retail industry including treatment of revenue recognition on layaway sales. The Company has not implemented the changes of Staff Accounting Bulletin No. 101. The most recent announcement by the SEC delays the implementation date of SAB 101 and would require the Company to implement changes by the fourth quarter of this fiscal year. The new accounting treatment of layaway sales would cause an adjustment of earnings from the third quarter to the fourth quarter since revenue would not be recorded until the layaway sale is complete. However based on historical customer patterns, the financial effect on the year end result of the Company is not expected to be material. Historically, layaway purchases not totally complete by fiscal year end are minimal in relation to total revenues and the effect on Earnings Per Share of the Company would be less than $.01 per share.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2000 and October 30, 1999
----------------------------------------------------------
Net sales increased to $181.1 million in 2000 from $158.0 million in 1999, an increase of $23.1 million or 14.6%. The increase was attributable to comparable store sales increases of 8.5% ($12.4 million) and sales by stores not yet included as comparable stores ($9.7 million). Sales to franchisees increased $1.0 million in 2000. The sales mix for the period was 47.7% Hardlines, 35.3% Pharmacy, 12.0% Softlines, and 5.0% Franchise. This compares with 48.5% Hardlines, 32.7% Pharmacy, 13.7% Softlines, and 5.1% Franchise for the same period last year.

Gross profit decreased to 28.8% of sales in 2000 compared with 29.8% of sales in the prior-year period. Gross profit margins decreased as a result of a higher percentage of sales from the Pharmacies and promotional activities during the quarter. The promotions were successful in driving the large increase in customer traffic.

Selling, general and administrative expenses increased to $45.1 million in 2000 from $41.9 million in 1999. As a percentage of sales, expenses decreased to 24.9% of sales compared to 26.5% of sales last year. Selling, general and administrative expenses were improved primarily due to the Company being able to continue to control costs and improve efficiencies in corporate, distribution, and pharmacy operations. The improved performance in the distribution operations and better merchandising practices have resulted in stronger control of labor and related costs.

Interest expense increased to $.9 million in 2000 from $.7 million in 1999, reflecting higher average revolver borrowings for inventory purchases than last year as well as rising interest rates.

Thirty-nine Weeks Ended October 28, 2000 and October 30, 1999
-------------------------------------------------------------
Net sales increased to $538.6 million in 2000 from $469.5 million in 1999, an increase of $69.1 million or 14.7%. The increase was attributable to comparable store sales increases of 9.3% ($40.3 million) and sales by stores not yet included as comparable stores ($28.0 million). Sales to franchisees increased $.8 million in 2000. The sales mix for the period was 49.5% Hardlines, 33.5% Pharmacy, 12.2% Softlines, and 4.8% Franchise. This compares with 48.5% Hardlines, 32.2% Pharmacy, 14.0% Softlines, and 5.3% Franchise for the same period last year.

Gross profit decreased to 27.9% of sales in 2000 compared with 28.8% of sales in the prior-year period. Gross profit margins decreased as a result of the strong sales in pharmacy, which typically carry lower margins, as well as the promotional activities throughout the year.

Selling, general and administrative expenses increased to $134.3 million in 2000 from $123.0 million in 1999. As a percentage of sales, expenses decreased to 24.9% of sales compared to 26.2% of sales last year. Selling, general and administrative expenses were improved primarily due to significant improvements to control costs. Pharmacy and corporate expenses as a percentage of sales have shown considerable improvement.

Interest expense increased to $2.3 million in 2000 from $1.9 million in 1999, reflecting higher average revolver borrowings than last year for inventory purchases to improve store in-stock positions.

The provision for income taxes has been reduced by $250,000 to reflect the Work Opportunity Tax Credit that the Company has earned during the first nine months of the year to reduce the Federal Tax liability for the year ending February 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year.

Net cash flow provided by operating activities totaled $2.8 million during the thirty-nine week period ended October 28, 2000. Cash was primarily used to increase inventories. Total inventories increased approximately $32.7 million in the first nine months of 2000. This increase was primarily attributable to 24 new stores and 14 new pharmacies in the first nine months of 2000, coupled with the additional inventory necessary to improve store in-stock positions over 1999. Accounts payable increased approximately $15.0 million in the first nine months of 2000.

Net cash flows used by investing activities totaled $14.5 million, and were used primarily for capital expenditures associated with the Company's store and pharmacy expansion program. During the first nine months of 2000, the Company opened 24 stores and closed 2 stores. The Company expects to open approximately 30 stores for the year. The Company's capital expenditure plan for the year 2000 is approximately $15 million dollars and will approximate depreciation expense for the year.

Net cash flows provided by financing activities totaled $11.1 million and included $13.8 million of borrowings under the Company's revolver for inventory and accounts payable needs.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The borrowings outstanding under this agreement at October 28, 2000 were $40.0 million. The borrowings outstanding under the previous Agreement at October 30, 1999 were $24.7 million.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "1998 Loan Agreement"). The 1998 Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The 1998 Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this 1998 Loan Agreement totaled $9.2 million at October 28, 2000 and $10.7 million at October 30, 1999.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "1999 Loan Agreement"). The 1999 Loan Agreement provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The 1999 Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this 1999 Loan Agreement totaled $1.4 million at October 28, 2000 and $2.0 million at October 30, 1999.

On October 11, 2000, the Company and a bank entered into a Seasonal Overline Revolving Credit Agreement (the "2000 Seasonal Agreement"). The 2000 Seasonal Agreement provides the Company with a ninety day unsecured loan of $5,000,000. The 2000 Seasonal Agreement bears interest at .5% below prime rate. Borrowings outstanding under this 2000 Seasonal Agreement totaled $2.0 million at October 28, 2000.

The Company believes that sufficient capital resources are available in both the short term and long term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 deals with various revenue recognition issues, several which are common within the retail industry including treatment of revenue recognition on layaway sales. The Company has not implemented the changes of Staff Accounting Bulletin No. 101. The most recent announcement by the SEC delays the implementation date of SAB 101 and would require the Company to implement changes by the fourth quarter of this fiscal year. The new accounting treatment of layaway sales would cause an adjustment of earnings from the third quarter to the fourth quarter since revenue would not be recorded until the layaway sale is complete. However, based on historical customer patterns, the financial effect on the year end result of the Company is not expected to be material. Historically, layaway purchases not totally completed by fiscal year end are minimal in relation to total revenues, and the effect on Earnings Per Share of the Company would be less than $.01 per share.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of October 28, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and they are not expected to in the foreseeable future


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

                 Not Applicable.

 Item 5.      Other Information

                 Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K

                  Exhibits:

                    10.24 Loan  modification   agreement   dated  May  26,  2000
                         (modifies the Revolving Loan agreement included as Exhibit 10.23) [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000.]

                    10.25 Seasonal Overline  Revolving  Credit  Agreement  dated
                         October 11, 2000.

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

                                  FRED'S, INC.

                                  /s/Michael J. Hayes
                                  -------------------
                                  Michael J. Hayes

Date:  December 11, 2000          Chief Executive Officer
------------------------




                                  /s/Jerry A. Shore
                                  -----------------
                                 Jerry A. Shore

Date:  December 11, 2000         Chief Financial Officer
------------------------

EXHIBIT 10.25

                     Seasonal Overline Revolving Credit Note

$5,000,000.00                                                 Memphis, Tennessee
                                                                October 11, 2000

         FOR VALUE RECEIVED, FRED'S, INC. (hereinafter, the "Borrower") promises to pay to the order of Union Planters Bank, N.A., (formerly Union Planters National Bank) with its principal office at 6200 Poplar Avenue, Memphis, Tennessee (hereinafter, with any subsequent holder, the "Bank") at the Bank's principal office on January 9, 2000 the sum of Five Million Dollars ($5,000,000.00) or such lesser sum as shall equal the aggregate unpaid principal amount of all advances made from time to time hereunder by the Bank to the Borrower. Advances made hereunder are made in addition to credit facilities made available pursuant to that Revolving Loan and Credit Agreement (Restated) ("Agreement") dated March 31, 2000. Advances made hereunder are made pursuant to the terms and conditions (not inconsistent herewith) of the Agreement.

         The Borrower agrees to pay interest at the Prime Rate less fifty basis points on any and all amounts of principal advanced and unpaid under this Note from time to time, and on all other fees, expenses, charges and other amounts accrued and outstanding hereunder from time to time in the full amount thereof, monthly in arrears on the first day of each month, commencing on the first day of the month next following the month first above written.

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

                                                     Borrower:

                                                     FRED'S, INC.



                                                     By: _______________________

                                                     Its: ______________________