Form 10-K
period 2001-02-03
FREDS INC
filed 2001-05-04
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 3, 2001


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

     As of April 20, 2001, there were 12,087,329 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $23.50 per share on the NASDAQ Stock Market on April 20, 2001, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $284,052,232.

     As of April 20, 2001, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended February 3, 2001 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

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

     Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, changes in reimbursement practices for pharmaceuticals, governmental regulation, and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                                     PART I

     Item 1: Business

     General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 320 discount general merchandise stores in eleven states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). One hundred and ninety-eight of the Company's stores have full service pharmacies. The Company also markets goods and services to 26 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 14,690 square feet and had average sales of $2,440,000 in fiscal 2000. No single store accounted for more than 1.0% of sales during fiscal 2000.

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

     Wide variety of frequently purchased, basic merchandise -Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 198 of its stores.

     Discount prices - The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy and an Everyday Low Pricing program that focuses on strong values day in and day out, while minimizing the Company's reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 31% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance, and will be the primary site growth in the future. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.

     Expansion Strategy

     The Company expects that expansion will occur primarily within its present geographic area and will be focused in small to medium sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's added a net 27 stores in 2000, and anticipates a net increase of twenty-five to thirty new stores in 2001. The Company's new store prototype has 14,000 square feet of space. Opening a new store currently costs between
$320,000 and $420,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 19 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate. During 2000, the Company converted two Xpress locations to full size Fred's locations and anticipates converting up to six more Xpress locations during 2001.

     A significant growth area for the Company has been its pharmaceuticals business. In 2000, the Company added a net 16 new pharmacies. During 2001, the Company anticipates adding at least 20 additional pharmacies. Approximately 62% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for adding new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                                                         1996     1997        1998        1999      2000
--------------------------------------------------------------------------------------------------------

          Stores open at beginning of period              206      213         261         283       293
          Stores opened/acquired during period             13       49          29          20        31
          Stores closed during period                      (6)      (1)         (7)        (10)       (4)
                                                       -------------------------------------------------
          Stores open at end of period                    213      261         283         293       320
                                                       =================================================

         Number of stores with Pharmacies at
           End of period                                  101      141         180         182       198
                                                       =================================================

         Square feet of selling space at end of
          period (in thousands)                         2,828    3,362       3,680       3,966     4,353
                                                       =================================================

         Average square feet of selling space
           per store                                   13,277   13,875      13,925      14,015    14,690
                                                       =================================================

         Franchise stores at end of period                 32       31          29          26        26
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

     During 2000, all of the Company's prescription drugs were purchased individually by its pharmacies and shipped direct from a pharmaceutical wholesaler. On November 24, 1999, the Company entered into a supply agreement with Bergen Brunswig Drug Company to be Fred's new primary pharmaceutical wholesaler and to provide substantially all of the Company's prescription drugs. During 2000, approximately 30% of the Company's total purchases were made from its pharmaceutical wholesalers. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with one supplier as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

     Sales Mix

     Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

     The Company's sales mix by major category during 2000 was as follows:

         Pharmaceuticals..................................................32.7%
         Household Goods..................................................20.4%
         Apparel and Linens...............................................13.8%
         Health and Beauty Aids...........................................11.0%
         Food and Tobacco Products.........................................9.4%
         Paper and Cleaning Supplies.......................................8.3%
         Sales to Franchised Fred's Stores.................................4.4%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2000 the average customer transaction size was approximately $15.25, and the number of customer transactions totaled approximately 48 million.

     The private label program, includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 5% of non-pharmaceutical sales in 2000. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

     The Company sells merchandise to its 26 franchised "Fred's" stores. These sales during the last three years totaled $34,281,000 in 2000, $32,850,000 in 1999,and $35,766,000 in 1998, representing 4.4%, 4.9%, and 6.0% of total revenue, respectively. Franchise and other fees earned totaled $1,806,000 in 2000, $1,761,000 in 1999,and $1,957,000 in 1998. These fees represent a reimbursement for use of the Fred's name and other administrative cost incurred on behalf of the franchised stores. The Company does not intend on expanding its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

     Advertising and Promotions

     Advertising and promotion costs represented 1.3% of net sales in 2000. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and a discount retail image. During 1999, the Company eliminated the distribution of two major circulars, and now distributes thirteen major advertising circulars per year.

     The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. The store managers, with corporate approval, are permitted to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area. Store Operations

     All Fred's stores are open six days a week (Monday through Saturday), and many stores are open seven days a week. Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company's seventeen district managers supervise the management and operation of Fred's stores.

     Fred's operates 198 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

     Inventory Control and Distribution

     Inventory Control

     The Company's computerized central management information system (known as "AURORA," which stands for Automation Utilizing Replenishment Ordering and
Receiving Accuracy) maintains a daily SKU level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers, which capture SKU and other data at the time of sale for daily transmission to the Company's central data processing center. Data received from the stores is used to automatically replenish frequently purchased merchandise on a weekly basis and to assist the Company's buyers in their decision making process.

     Distribution

     The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). During 1998, the Company completed a $12 million project to modernize and automate its distribution center. This project, including implementation of a new warehouse management computer system, has increased the center's capacity sufficiently to accommodate the Company's store expansion plans for the next several years. Approximately 60% of the merchandise received by Fred's stores in 2000 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

     Seasonality

     The Company's business is somewhat seasonal. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

     Employees

     At February 3, 2001, the Company had approximately 7,620 full-time and part-time employees, comprising 725 corporate and distribution center employees and 6,895 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. Management believes it has good relationships with its employees.

     Item 2: Properties

     As of February 3, 2001, the geographical distribution of the Company's 320 locations was as follows:

         State                             Number of Stores
         --------------------------------------------------
         Mississippi                                 85
         Tennessee                                   69
         Arkansas                                    61
         Alabama                                     36
         Louisiana                                   27
         Georgia                                     25
         Missouri                                     8
         Kentucky                                     4
         North Carolina                               2
         Illinois                                     2
         Florida                                      1


     The Company owns the real estate and the buildings for 60 locations, and owns the buildings at 5 locations which are subject to ground leases. The Company leases the remaining 255 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Two hundred and twenty-seven of the locations are in strip centers or adjoined with a downtown-shopping district, with the remainder being freestanding.

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

     Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2001.

                                     PART II

     Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

     Information required by this item is incorporated herein by reference to Page 33 (inside back cover) of the Annual Report to Shareholders for the year ended February 3, 2001 (the "Annual Report to Shareholders"). The Company has paid cash dividends of $0.20 per share for each of the last five fiscal years.

     Item 6: Selected Financial Data

     The selected financial data for the five years ended February 3, 2001, which appears on page 10 of the Annual Report to Shareholders is incorporated herein by reference.

     Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations appearing on pages 11 through 15 of the Annual Report to Shareholders is incorporated herein by reference.

         Item 7a: Quantitative and Qualitative Disclosure about Market Risk

     The Company has no holdings of derivative financial or commodity instruments as of February 3, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

     Item 8: Financial Statements and Supplementary Data

     The consolidated financial statements appearing on pages 16 through 31 of the Annual Report to Shareholders are incorporated herein by reference.

     Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 10: Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

     Name                      Age      Positions and Offices
     ----                      ---      ---------------------
     Michael J. Hayes(1)       59       Director, Managing Director (2), Chief Executive Officer
     David A. Gardner(1)       53       Director and Managing Director (2)
     John R. Eisenman(1)       59       Director
     Roger T. Knox(1)          63       Director
     John Reier (1)            61       President  and Director
     Thomas H. Tashjian (1)    46       Director
     John A. Casey             54       Executive Vice President - Pharmacy Operations
     Jerry A Shore             48       Executive Vice President and Chief Financial Officer
     Charles S. Vail           58       Corporate Secretary, Vice President - Legal Services and General Counsel



(1) Six directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.

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

     John D. Reier is President and a Director. Mr. Reier joined the Company in May of 1999 as President and was elected a director of the Company in August 2000. Prior to joining the company, Mr. Reier was President and Chief Executive Officer of Sunny's Great Outdoors Stores, Inc. from 1997 to 1999, and was President, Chief Operating Officer, Senior Vice President of Merchandising, and General Merchandise Manager at Family Dollar Stores, Inc. from 1987 to 1997.

     Thomas H. Tashjian was elected a director of the Company in March 2001. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian's earlier retail operating experience was in discount retailing at the Ayrway Stores, which were acquired by Target , and in the restaurant business at Noble Roman's.

     John A. Casey is Executive Vice President - Pharmacy Operations. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.

     Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang's International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.

     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President - Legal since 1984. Mr. Vail joined the Company in 1968.

     Item 11: Executive Compensation

     Information regarding executive compensation is incorporated herein by reference from the information on pages 7 through 9 of the Company's Proxy Statement, which will be filed within 120 days of the registrant's fiscal year end.

     Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from pages 2 and 3 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

     Item 13: Certain Relationships and Related Transactions

     This information is incorporated herein by reference from the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 11 of the Company's Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

                                     PART IV

     Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements

The following consolidated financial statements are incorporated herein by reference from pages 14 through 26 of the Annual Report to Shareholders for the year ended February 3, 2001.

     Report of Independent Accountants.

     Consolidated Statements of Income for the years ended February 3, 2001, January 29, 2000,and January 30, 1999.

     Consolidated Balance Sheets as of February 3, 2001, and January 29, 2000.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended February 3, 2001, January 29, 2000,and January 30, 1999.

     Consolidated Statements of Cash Flows for the years ended February 3, 2001, January 29, 2000, and January 30, 1999.

     Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

          Report of Independent Accountants on Financial Statement Schedules for each of the three years for the period ended February 3, 2001.

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

          4.1  Specimen  Common  Stock  Certificate   [incorporated   herein  by
               reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Form S-1].

          4.2 Preferred Share Purchase Plan [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 31, 1998].

          9.1  Baddour,  Inc. (Registrant changed its name to "Fred's,  Inc." in
               1991) Shareholders Agreement dated as of June 28, 1986 [incorporated herein by reference to Exhibit C, pages C-1 through C-42 to Baddour, Inc.'s Report on Form 8-K dated July 1, 1986]

          10.1 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

          10.2 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

          10.3 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

          *10.4 Incentive Stock  Option  Plan  dated  as of  December  22,  1986
               [incorporated herein by reference to Exhibit 10.11 to the Form S-1].

          10.5 Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

          10.6 Revolving Loan and Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 15, 1992 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended May 2, 1992].

          *10.7   1993 Long Term Incentive  Plan dated as of  January  21,  1993
               [Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].

          *Management Compensatory Plan

          10.8 Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].

          10.9 Second Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 31, 1995 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 29, 1995].

          10.10 Seasonal Overline Revolving Credit Agreement between Fred's, Inc. and Union Planters National Bank dated as of July 23, 1996 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended August 3, 1996].

          10.11 Addendum to Leasing Agreement and form of schedules 2 through 6 of Schedule A by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated December 19, 1996 (modifies the Lease Agreement included as Exhibit 10.6) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].

          10.12 Third Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of February 28, 1997 (modifies the Revolving Loan and Credit Agreement included as Exhibit 10.7) [incorporated herein by reference to the Company's report on Form 10-K for the year ended February 1, 1997].

          10.13 Term Loan Agreement between Fred's, Inc. and Union Planters National Bank dated as of May 5, 1998 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 2, 1998].

          10.14 Fourth Modification Agreement between Fred's, Inc. and Union Planters National Bank dated as of September 1998 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 1, 1998].

          10.15 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of February 3, 1999 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999].

          10.16 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated s of May 12, 1999 [incorporated herein by reference to the Company's Report on From 10-Q for the quarter ended May 1, 1999].

          10.17 Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999].

          10.18 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of August 3, 1999 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended July 31, 1999].

          10.19 Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company's Report on Form 10-Q for the quarter ended October 31, 1999].

          10.20 Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.6) [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000].

          10.21 Revolving Loan Agreement between Fred's, Inc. and Union Planters Bank, NA and Suntrust Bank dated April 3, 2000 [incorporated herein by reference to the Company's report on form 10-K for year ended January 29, 2000].

          10.22 Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.23) [Incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000].

          10.23 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 28, 2000].

          **13.1 Annual report to shareholders for the year ended February 3, 2001 (to the extent incorporated herein by reference).

          **21.1 Subsidiaries of Registrant

          **23.1 Consent of PricewaterhouseCoopers LLP



     (b) Reports on Form 8-K

          Current  report on Form 8-K dated  March 19,  2001 (filed on March 29,
          2001) reporting under item 5 of Form 8-K, other events, information related to the Company's announcing the appointment of Thomas H. Tashjian to its Board of Directors.



          **   Filed herewith

                      Report of Independent Accountants on
                          Financial Statement Schedules


Our audits of the consolidated financial statements referred to in our report dated April 4, 2001 in the 2000 Annual Report to Shareholders of Fred's, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PricewaterhouseCoopers LLP
Memphis,Tennessee
April 4, 2001


                 Schedule II - Valuation and Qualifying Accounts

                                  Balance at     Charged to                     Balance at
                                  Beginning      Costs and        Deductions      End
                                  of Period      Expenses         Write-offs    of Period
Allowance for doubtful Accounts:

Year ended January 30, 1999          766            124             (246)        644
Year ended January 29, 2000          644             80             (272)        452
Year ended February 3, 2001          452            194             (130)        516

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 2001.

                                               FRED'S, INC.

                                               By: /s/ Michael J. Hayes
                                                   --------------------
                                               Michael J. Hayes, Chief Executive
                                               Officer


                                               By: /s/ Jerry A. Shore
                                                   ------------------
                                               Jerry A. Shore, Executive Vice
                                               President and Chief Financial
                                               Officer (Principal Accounting
                                               and Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of April, 2001.

             Signature                                        Title

         /s/ Michael J. Hayes               Director, Managing Director,
         --------------------------
         Michael J. Hayes                   Chief Executive Officer, President

         /s/ David A. Gardner               Director and Managing Director
         --------------------------
         David A. Gardner

         /s/ Roger T. Knox                  Director
         --------------------------
         Roger T. Knox

         /s/ John R. Eisenman               Director
         --------------------------
         John R. Eisenman

         /s/ John D. Reier                  Director
         --------------------------
         John D. Reier

         /s/ Thomas H. Tashjian             Director
         --------------------------
         Thomas H. Tashjian

                                   EXHIBIT 13.1
                                   ------------
Selected Financial Data
(dollars in thousands, except per share amounts)



                                                          2000(1)        1999         1998(2)     1997          1996
                                                          -------        ----         -------     ----          ----
Statement of Income Data:
Net sales                                               $781,249     $665,777     $600,902     $492,236      $418,297

Operating income                                          25,720       18,943       14,711       15,511         6,779(3)

Income before income taxes                                22,494       16,439       13,605       15,660         6,508

Provision for income taxes                                 7,645        5,737        4,775        5,873           702

Net income                                                14,849       10,702        8,830        9,787         5,806

Net income per share:
   Basic                                                    1.24          .90          .75          .84           .50
   Diluted                                                  1.22          .89          .73          .83           .50

Selected Operating Data:

Operating income as a percentage of sales                    3.3%         2.9%         2.4%         3.2%          1.6%(3)

Increase in comparable store sales (4)                       9.2%(5)      5.2%         5.6%         8.3%          2.2%

Stores open at end of period                                 320          293          283          261           213

Balance Sheet Data (at period end):

Total assets                                            $254,795     $240,222     $220,757     $195,407      $161,148

Short-term debt (including capital leases)                 2,678       30,736       11,914          214         1,641

Long-term debt (including capital leases)                 31,705       11,761       11,821        1,368           138

Shareholders' equity                                     159,687      145,913      136,983      129,359       119,579

(1)  Results for 2000 include 53 weeks.
(2) Results for 1998 include the effect of the 1998 adoption of LIFO for pharmacy inventories.
(3)  After $3,289 of restructuring and other charges.
(4) A store is first included in the comparable store sales calculation after the end of the twelfth month following the store's grand opening month.
(5) The increase in comparable store sales for 2000 is computed on the same 53 week period for 1999.

Management's Discussion and Analysis



Fiscal 2000 Compared to Fiscal 1999

Sales

Net sales increased 17.3% ($115 million) in 2000. Approximately $57 million of the increase was attributable to the addition of 31 new or upgraded stores, and 16 pharmacies during 2000, together with the sales of 20 store locations and 2 pharmacies that were opened or upgraded during 1999 and contributed a full year of sales in 2000. During 2000, the Company also closed 4 store locations. Comparable store sales based on a 53-week comparison, consisting of sales from stores that have been open for more than one year, increased 9.2% in 2000.

The Company's front store (non-pharmacy) sales increased approximately 15% over 1999 front store sales. Front store sales growth benefited from the above mentioned store additions, and solid performances in categories such as home furnishings, floor coverings, bath, small appliances, giftware, ladies intimate, ladies accessories, men's and boy's apparel, ethnic products, beverages, food and snacks, and tobacco. Lawn and garden sales decreased due to reduced emphasis of large lawn and garden equipment that carried lower margins and required additional labor outside the stores.


Fred's pharmacy sales grew to 33% of total sales in 2000 from 31% of total sales in 1999 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 25% over 1999, with third party prescription sales representing approximately 83% of total pharmacy sales, compared with 77% of total pharmacy sales in 1999. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, and inflation caused by drug manufacturer increases.

Sales to Fred's 26 franchised locations increased approximately $1 million in 2000 and represented 4% of the Company's total sales, as compared to 5% in 1999. It is anticipated that this category of business will decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross margin as a percentage of sales was 27.5% in 2000 compared to 28.2% in 1999. The decrease in gross margin is primarily attributed to the changes in sales mix and promotional activities to increase customer traffic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 24.2% of net sales in 2000 compared with 25.3% of net sales in 1999. Labor expenses improved in the stores and pharmacies as a result of the strong sales coupled with store productivity initiatives. Advertising expense improved as a percentage of sales by reducing the cost of advertising circulars while maintaining the same number of circulars issued during the year. Other expenses such as store supplies and distribution center equipment rental also improved as a result of cost control efforts.


Operating Income

Operating income increased approximately $6.8 million or 35.8% to $25.7 million in 2000 from $18.9 million in 1999. Operating income as a percentage of sales increased to 3.3% in 2000 from 2.9% in 1999, due to the above-mentioned reasons.

Interest Expense, Net

Interest expense for 2000 totaled $3.2 million compared to net interest expense of $2.5 million in 1999.

The interest expense for 2000 reflects higher average revolver borrowings for inventory purchases, caused by significantly improved in-stock positions over 1999 and inventory for the new stores opened throughout the year. Higher interest rates during 2000 were also a factor in the higher expense.

Income Taxes

The effective income tax rate decreased to 34.0% in 2000 from 34.9% in 1999, due to changes made in the Company's organizational structure during the fourth quarter of 1998 and the implementation of a federal program to generate employment related tax credits, which resulted in a reduction in the Company's liability for taxes.

At February 3, 2001, the Company had certain net operating loss carryforwards which were acquired in reorganizations and certain purchase transactions and are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $43.8 million for state income tax purposes, which expire during the period 2002 through 2022. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

Net Income

Net income for 2000 was $14.8 million (or $1.22 per diluted share) or approximately 39% higher than the $10.7 million (or $.89 per diluted share) reported in 1999.

Fiscal 1999 Compared to Fiscal 1998

(No change from last year's annual report)

Liquidity and Capital Resources

Fred's primary sources of working capital are cash flow from operations and borrowings under its current facility. The Company had working capital of $110.5 million, $79.7 million and $72.8 million at year end 2000, 1999 and 1998, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement to replace the existing $15 million unsecured revolving credit commitment that has generally been used to finance inventory levels at specified periods. The expanded credit capacity is necessary to accommodate the Company's continued growth and shifting seasonal inventory needs. This $40 million credit commitment was supplemented with a $5 million seasonal overline, for a total revolving borrowing capacity of $45 million. The credit commitment expires on April 3, 2003 and bears interest at 1.5% below prime rate or a LIBOR-based rate (weighted average interest rate of 7.4% on 2000 outstanding borrowings). All other provisions of the new agreement are essentially the same as the prior agreement.

At February 3, 2001, approximately $22.6 million of inventories were financed with outstanding borrowings under the Company's revolver. The reduction in borrowings from the prior year results from the Company's focus on inventory management and the accelerated payment made in the prior year as explained below.

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


In May 1998, the Company entered into a seven-year unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. At year-end 2000, the outstanding principal balance on the term loan was approximately $8.8 million compared with $10.3 million at year-end 1999.

In April 1999, the Company entered into a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest at 6.15% per annum and matures on April 15, 2003. At year-end 2000, the outstanding principal balance on the term loan was approximately $1.3 million compared with $1.8 million at year-end 1999.

Cash provided by operations was $27.1 million in 2000 compared to cash used in operations of ($.8) million in 1999 and cash provided by operations of $.7 million in 1998. Year-end 2000 inventory levels were better managed to improve turnover and reduce duplicate inventories in several product categories. Also, income taxes payable increased as a result of tax strategies put in place in prior years that had a favorable effect in 2000. Year-end 1999 inventory levels were impacted by improved in-stock positions and duplicate inventories compared to 1998, and accounts payable were impacted by the accelerated repayment of $7.5 million of payables. Year-end 1998 accounts payable levels were adversely impacted as a result of merchandise processing delays, and were supplemented with short-term borrowings at year-end.

Capital expenditures in 2000 totaled $15.8 million compared with $14.0 million in 1999 and $21.3 million in 1998. The 2000 capital expenditures included approximately $12.2 million of expenditures associated with upgraded or new stores and pharmacies. Approximately $3.6 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 1999 capital expenditures included approximately $2.3 million of expenditures associated with replacement of the Company's mainframe computer system, and approximately $11.7 million of expenditures associated with new stores and pharmacies, store and pharmacy upgrades, distribution center equipment and annual capital maintenance. The 1998 capital expenditures included $12.0 million of expenditures associated with the Company's modernization and automation of its distribution center, $4.7 million of expenditures associated with new stores and pharmacies, and $4.6 million for store and pharmacy upgrades and annual capital maintenance. Cash used for investing activities also includes $2.8 million in 2000, $.8 million in 1999, and $2.0 million in 1998 for the acquisition of customer lists and other pharmacy related items.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this change on prior quarters in 2000 and the proforma effects on 1999 are reflected in Note 12. The effects of this change on the fourth quarter of 2000 was an increase in net sales, gross profit, net income and net income per share (basic and diluted) of $1,932, $482, $318 and $.02 respectively. Annual financial results were not affected.

Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, changes in reimbursement practices for pharmaceuticals, governmental regulation, and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)


                                                                             For the Years Ended
                                                                -----------------------------------------------
                                                                February 3,      January 29,       January 30,
                                                                    2001             2000               1999
                                                                 ---------      -----------          ---------
Net sales                                                        $ 781,249      $   665,777          $ 600,902
Cost of goods sold                                                 566,115          478,138            436,523
                                                                 ---------      -----------          ---------
        Gross profit                                               215,134          187,639            164,379

Selling, general and administrative expenses                       189,414          168,696            149,668
                                                                 ---------      -----------          ---------
        Operating income                                            25,720           18,943             14,711

Interest expense, net                                                3,226            2,504              1,106
                                                                 ---------      -----------          ---------
        Income before taxes                                         22,494           16,439             13,605

Income taxes                                                         7,645            5,737              4,775
                                                                 ---------      -----------          ---------
        Net income                                               $  14,849      $    10,702          $   8,830
                                                                 =========      ===========          =========

Net income per share

   Basic                                                       $      1.24      $       .90      $         .75
                                                               ===========      ===========      =============

   Diluted                                                     $      1.22      $       .89      $         .73
                                                               ===========      ===========      =============

Weighted average shares outstanding

   Basic                                                            11,937           11,827             11,798
                                                               ===========      ===========      =============

   Diluted                                                          12,197           12,072             12,078
                                                               ===========      ===========      =============

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)
--------------------------------------------------------------------------------

                                                February 3,                   January 29,
                                                     2001                          2000
                                                     ----                          ----
ASSETS
Current assets:
  Cash and cash equivalents                  $      2,569                  $       3,036
  Receivables, less allowance for
  doubtful accounts of $516
    ($452 at January 29, 2000)                     15,430                         10,911
  Inventories                                     149,602                        141,612
  Deferred income taxes                             2,022                          3,002
  Other current assets                              2,306                          1,865
                                             ------------                  -------------
      Total current assets                        171,929                        160,426

Property and equipment, at depreciated
cost                                               76,360                         73,459
Equipment under capital leases, less
accumulated amortization of
  $1,305 ($856 at January 29, 2000)                 1,387                          1,835
Deferred income taxes                                  98                            866
Other noncurrent assets, net                        5,021                          3,636
                                             ------------                  -------------
      Total assets                           $    254,795                  $     240,222
                                             ============                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     40,432                  $      39,653
  Current portion of indebtedness                   2,175                         30,306
  Current portion of capital lease
  obligations                                         503                            430
  Accrued liabilities                              14,012                          9,680
  Income taxes payable                              4,278                            650
                                             ------------                  -------------
      Total current liabilities                    61,400                         80,719

Long-term portion of indebtedness                  30,475                         10,027
Capital lease obligations                           1,230                          1,734
Other noncurrent liabilities                        2,003                          1,829
                                             ------------                  -------------
      Total liabilities                            95,108                         94,309
                                             ------------                  -------------

Commitments and contingencies (Notes 6
and 10)

Shareholders' equity:
  Common stock, Class A voting, no par
  value, 12,068,518 shares
    issued and outstanding (11,988,276
    shares at January 29, 2000)                    68,557                         67,326
  Retained earnings                                91,342                         78,902
  Deferred compensation on restricted
  stock incentive plan                              (212)                          (315)
                                             ------------                  -------------
      Total shareholders' equity                  159,687                        145,913
                                             ------------                  -------------
                                             $    254,795                  $     240,222
                                             ============                  =============

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)


                                                         Common Stock          Retained      Deferred
                                                  ---------------------------
                                                       Shares       Amount     Earnings    Compensation        Total
                                                       ------       ------     --------    ------------        -----

Balance, January 31, 1998                          11,866,789      $65,700    $  64,147   $      (488)     $   129,359
Cash dividends paid ($.20 per share)                                             (2,381)                        (2,381)
Repurchase of shares                                      (30)                                                       -
Issuance of restricted stock                           46,182          752                       (362)             390
Cancellation of restricted stock                       (5,500)         (38)                        38                -
Exercises of stock options                             39,331          329                                         329
Amortization of deferred compensation
   on restricted stock incentive plan                                                             248              248
Tax benefit on exercise of stock
   options                                                             208                                         208
Net income                                                                        8,830                          8,830
                                                   ----------      -------    ---------   -----------      -----------
Balance, January 30, 1999                          11,946,772      $66,951    $  70,596   $      (564)     $   136,983

Cash dividends paid ($.20 per share)                                             (2,396)                        (2,396)
Issuance of restricted stock                            9,900          124                       (124)
Cancellation of restricted stock                       (5,700)        (118)                       118
Other issuances                                         1,714           30                                          30
Exercises of stock options                             35,590          296                                         296
Amortization of deferred compensation
   on restricted stock incentive plan                                                             255              255
Tax benefit on exercise of stock
   options                                                              43                                          43
Net income                                                                       10,702                         10,702
                                                   ----------      -------    ---------   -----------      -----------
Balance, January 29, 2000                          11,988,276      $67,326    $  78,902   $      (315)     $   145,913
Cash dividends paid ($.20 per share)                                             (2,409)                        (2,406)
Issuance of restricted stock                            3,800           57                        (57)
Cancellation of restricted stock                      (29,072)        (218)                        15             (203)
Exercises of stock options                            105,514        1,079                                       1,079
Amortization of deferred compensation
   on restricted stock incentive plan                                                             145              145
Tax benefit on exercise of stock
   options                                                             313                                         313
Net income                                                                       14,849                         14,849
                                                   ----------      -------    ---------   -----------      -----------
Balance, February 3, 2001                          12,068,518      $68,557    $  91,342   $      (212)     $   159,690
                                                   ==========      =======    =========   ===========      ===========

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)



                                                                                        For the Years Ended
                                                                           February 3,     January 29,    January 30,
                                                                                2001          2000            1999
                                                                               -------       -------        -------
Cash flows from operating activities:
   Net income                                                                  $14,849       $10,702        $ 8,830
   Adjustments to reconcile net income to net cash flows
      from operating activities:
       Depreciation and amortization                                            14,277        11,830          8,939
       Provision for uncollectible receivables                                      64            80            124
       LIFO Reserve                                                                753           100          3,108
       Deferred income taxes                                                     1,747         2,513          2,344
       Amortization of deferred compensation on restricted
         stock incentive plan                                                      145           255            248
       Issuance (net of cancellation) of restricted stock                         (203)            -            390
       Tax benefit upon exercise of stock options                                  313            43            208
       Gain on sale of fixed assets                                                  -           (41)             -
       (Increase) decrease in assets:
         Receivables                                                            (4,583)       (2,060)        (1,969)
         Inventories                                                            (8,743)      (15,135)       (14,664)
         Other assets                                                             (444)         (847)        (2,354)
       Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                                5,110        (8,210)        (3,712)
         Income taxes payable                                                    3,628          (176)          (890)
         Other noncurrent liabilities                                              174           159            175
                                                                               -------       -------        -------
           Net cash (used in) provided by operating activities                  27,087          (787)           777
                                                                               =======       =======        =======
Cash flows from investing activities:
   Capital expenditures                                                        (15,801)      (14,043)       (21,273)
   Proceeds from dispositions of property and equipment                            493           215              -
   Asset acquisition, net of cash acquired (primarily intangibles)              (2,807)         (805)        (1,993)
                                                                               -------       -------        -------
           Net cash used in investing activities                               (18,115)      (14,633)       (23,266)
                                                                               =======       =======        =======
Cash flows from financing activities:
   Reduction of indebtedness and capital lease obligations                      (2,495)       (2,139)          (556)
   Proceeds from revolving line of credit, net of payments                      (5,617)       18,040         10,200
   Proceeds from term loan                                                           -         2,249         12,000
   Proceeds from exercise of options                                             1,079           296            329
   Payment of cash for dividends and fractional shares                          (2,406)       (2,396)        (2,381)
                                                                               -------       -------        -------
           Net cash provided by (used in) financing activities                  (9,439)       16,050         19,592
                                                                               =======       =======        =======
Increase (decrease) in cash and cash equivalents                                  (467)          630         (2,897)
Cash and cash equivalents:
   Beginning of year                                                             3,036         2,406          5,303
                                                                               -------       -------        -------
   End of year                                                                 $ 2,569       $ 3,036        $ 2,406
                                                                               =======       =======        =======

Supplemental disclosures of cash flow information:
   Interest paid                                                               $ 3,332       $ 2,399        $ 1,239
   Income taxes paid                                                           $ 2,000       $ 3,810        $ 2,828

Non cash investing and financing activities:
   Assets acquired through capital lease obligations                              $  -         $ 612         $  509
   Common stock issued for acquisition                                            $  -         $  30           $  -

See accompanying notes to consolidated financial statements.

Fred's, Inc.
Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries (the "Company") is the sale of general merchandise through its 320 retail discount stores located in the southeastern United States. In addition, the Company sells general merchandise to its 26 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2000, 1999 and 1998, as used herein, refer to the years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

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

Inventories. Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 19% and 18% of the retail inventories at February 3, 2001 and January 29, 2000, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $3,961,000 at February 3, 2001 and $3,208,000 at January 29, 2000.

Property and equipment. Buildings, furniture, fixtures and equipment are stated at cost and depreciation is computed using the straight-line method over their estimated useful lives. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Average useful lives are as follows: buildings and improvements - 8 to 30 years; furniture and fixtures - 5 to 10 years; and equipment - 3 to 10 years. Amortization on equipment under capital leases is computed on a straight-line basis over the terms of the leases. Gains or losses on the sale of assets are recorded at disposal.

Long lived assets. The Company's policy is to review the recoverability of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's review as of February 3, 2001 and January 29, 2000, no material adjustments to the carrying value of such assets were necessary.

Selling,  general and  administrative  expenses.  The Company  includes  buying,
warehousing,   transportation  and  occupancy  costs  in  selling,  general  and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2000, 1999, and 1998 was $10,166,000, $8,926,000, and $9,621,000 respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 26 franchised stores. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company's warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2000, 1999 and 1998 was $1,809,000, $1,761,000 and
$1,957,000 respectively.

Other intangible assets. Other identifiable intangible assets which are included in other noncurrent assets primarily represent amounts associated with acquired pharmacies and are being amortized on a straight line basis over five years. These intangibles, net of accumulated amortization, totaled $4,945,000 at February 3, 2001, and $3,559,000 at January 29, 2000. Accumulated amortization for 2000 and 1999 totaled $3,964,000 and $2,543,000, respectively. Amortization expense for 2000, 1999 and 1998 was $1,421,000, $1,307,000 and $1,214,000
respectively.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments having original maturities of three months or less, are classified as cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit which totaled $5,823,000 at February 3, 2001 and $14,089,000 at January 29, 2000.

Financial  instruments.  At  February  3,  2001,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Business segments. The Company's only reportable operating segment is its sale of merchandise through its Company owned stores and to franchised Fred's locations, which are organized around the products sold and markets served.

Comprehensive income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Recent Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this change on prior quarters in 2000 and the proforma effects on 1999 are reflected in Note 12. The effects of this change on the fourth quarter of 2000 was an increase in net sales, gross profit, net income and net income per share (basic and diluted) of $1,932, $482, $318 and $.02 respectively. Annual financial results were not affected.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following (in thousands):

                                                               2000                   1999
                                                       ------------------    -------------------
Buildings and improvements                                       $ 67,068               $ 65,660
Furniture, fixtures and equipment                                  89,152                 81,424
                                                       ------------------    -------------------
                                                                  156,220                147,084
Less accumulated depreciation and amortization                    (84,100)               (78,018)
                                                       ------------------    -------------------
                                                                   72,120                 69,066
Land                                                                4,240                  4,393
                                                       ------------------    -------------------
                                                                 $ 76,360               $ 73,459
                                                       ------------------    -------------------

Depreciation expense totaled  $12,407,000,  $10,168,000 and $7,442,000 for 2000,
1999 and 1998, respectively.


NOTE 3 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):

                                                               2000                   1999
                                                       ------------------    -------------------
Payroll and benefits                                              $ 5,136                $ 2,992
Sales and use taxes                                                 2,000                  1,726
Insurance                                                           2,497                  2,904
Other                                                               4,379                  2,058
                                                       ------------------    -------------------
                                                                 $ 14,012                $ 9,680
                                                       ------------------    -------------------


NOTE 4 - INDEBTEDNESS
On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to April 3, 2003. There were $22,623,000 and $28,240,000 of borrowings outstanding under the Agreement at February 3, 2001 and January 29, 2000, respectively.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, the Company is required to maintain specified debt service levels. There were $1,265,500 and $1,828,000 borrowings outstanding under the Agreement at February 3, 2001 and January 29, 2000, respectively. The principal maturity under this Agreement for debt outstanding at February 3, 2001 is as follows:
$562,500 in fiscal 2001; $562,500 in fiscal 2002 and $140,500 in fiscal 2003.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Term Loan Agreement"). The Term Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Term Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Under the most restrictive covenants of the Term Loan Agreement, the Company is required to maintain specified shareholders' equity and net income levels. Borrowings outstanding under this Term Loan Agreement totaled $8,762,000 at February 3, 2001 and $10,265,000 at January 29, 2000. The principal maturity under this Agreement for debt outstanding at February 3, 2001 is as follows: $1,612,742 in fiscal 2001; $1,727,860 in fiscal 2002; $1,851,199 in fiscal 2003; $1,983,338 in fiscal 2004 and $1,586,503 in fiscal 2005.

Interest  expense for 2000,  1999 and 1998 totaled  $3,226,000,  $2,504,000  and
$1,206,000,  respectively.

NOTE 5 - INCOME  TAXES

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.

The provision for income taxes consists of the following (in thousands):

                                   2000              1999              1998
                             ---------------   ----------------  ---------------
Current
    Federal                          $5,597             $3,224           $2,639
    State                                 -                  -             (208)
                             ---------------   ----------------  ---------------
                                      5,597              3,224            2,431
                             ---------------   ----------------  ---------------
Deferred
    Federal                           1,423              2,116            1,974
    State                               324                397              370
                             ---------------   ----------------  ---------------
                                      1,747              2,513            2,344
                             ---------------   ----------------  ---------------
                                     $7,344             $5,737           $4,775
                             ---------------   ----------------  ---------------

Deferred tax assets (liabilities) are comprised of the following(in thousands):

                                                                      2000               1999
                                                                ----------------   ---------------
Current deferred tax assets:
    Inventory valuation methods                                     $ (465)             $ 758
    Accrual for inventory shrinkage                                    768                672
    Allowance for doubtful accounts                                    310                285
    Insurance accruals                                               1,200                990
    Other                                                              654                749
                                                                ----------------   ---------------
Gross current deferred tax assets                                    2,467              3,454
    Deferred tax asset valuation allowance                            (289)              (182)
                                                                ----------------   ---------------
                                                                     2,178              3,272
Current deferred tax liabilities                                      (156)              (270)
                                                                ----------------   ---------------
           Net current deferred tax asset                          $ 2,022            $ 3,002
                                                                ----------------   ---------------


Noncurrent deferred tax assets:
    Net operating loss carryforwards                               $ 1,685            $ 1,421
    Postretirement benefits other than pensions                        760                694
    Restructuring costs                                                 82                 82
    Other                                                            1,769              1,583
                                                                ----------------   ---------------
Gross noncurrent deferred tax assets                                 4,296              3,780
    Deferred tax asset valuation allowance                          (1,267)            (1,239)
                                                                ----------------   ---------------
                                                                     3,029              2,541
Noncurrent deferred tax liabilities:
    Depreciation                                                    (2,904)            (1,648)
    Other                                                              (27)               (27)
                                                                ----------------   ---------------
Gross noncurrent deferred tax liabilities                           (2,931)            (1,675)
                                                                ----------------   ---------------
           Net noncurrent deferred tax asset                         $  98              $ 866
                                                                ----------------   ---------------

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward periods as described below. The valuation allowance is based upon management's conclusion that certain tax carryforward items will expire unused. During 2000 and 1999, the valuation allowance increased $264,000 and $393,000, respectively, as the result of the company generating additional net operating loss carryforwards in certain states.

At February 3, 2001, the Company has certain net operating loss carryforwards which were acquired in reorganizations and purchase transactions which are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $43,784,000 for state income tax purposes, and expire at various times during the period 2002 through 2022. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.


A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                                                     2000                1999              1998
                                                               -----------------   -----------------   -------------
Income tax provision at statutory rate                                     35.0%               35.0%           35.0%
State income taxes, net of federal benefit                                  0.9                 1.6             0.8
Change in valuation allowance                                                 -                   -             0.7
Surtax Exemptions                                                          (1.0)               (1.0)           (1.0)
Other                                                                      (0.9)               (0.7)           (0.4)
                                                               -----------------   -----------------   -------------
                                                                           34.0%               34.9%           35.1%
                                                               -----------------   -----------------   -------------

NOTE 6 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2031. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $17,465,000, $15,329,000 and $13,618,000 for 2000, 1999 and 1998, respectively. Amortization expense on assets under capital lease for 2000, 1999 and 1998 was $449,000, $355,000 and $283,000, respectively.

Future minimum rental payments under all operating and capital leases as of February 3, 2001 are as follows:

                                                                                         Operating           Capital
                                                                                           Leases              Leases
--------------------------------------------------------------------------------------------------------------------------
2001                                                                                          $ 16,055             $  741
2002                                                                                            14,189                741
2003                                                                                            11,505                364
2004                                                                                             8,491                255
2005                                                                                             6,121                142
Thereafter                                                                                      11,426                  0
                                                                                     ------------------  -----------------
Total minimum lease payments                                                                  $ 67,787              2,243
                                                                                     ==================

Imputed interest                                                                                                    (510)
                                                                                                         -----------------

Present value of net minimum lease payments, including
    $503 classified as current portion of capital lease obligations                                               $ 1,733
                                                                                                         =================





NOTE 7 - SHAREHOLDERS' EQUITY

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 1,168,750 shares may be granted. These options expire five years from the date of grant. Options outstanding at February 3, 2001 expire in 2001 through 2005.

A summary of activity in the plan follows:

                                                   2000                        1999                      1998
                                           ---------------------      --------------------       -------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                    Average                    Average
                                                        Exercise                  Exercise                  Exercise
                                           Options       Price        Options       Price        Options       Price
                                           -------       -----        -------       -----        -------       -----
Outstanding at beginning
    of year                                563,454     $ 13.13        490,139     $ 13.40       411,298        $8.55

Granted                                    345,507       15.04        136,750       11.82       150,695        25.61

Canceled                                  (140,825)      11.02        (26,101)      14.79       (32,523)       12.46

Expired                                          -                     (1,744)      11.33             -            -

Exercised                                 (105,514)       8.67        (35,590)       8.38       (39,331)        8.42
                                          --------                    -------                   -------

Outstanding at end of year                 662,622       15.29        563,454       13.13       490,139        13.40
                                           =======                    =======                   =======

Exercisable at end of year                 154,065       10.62        169,313        9.10       152,483         9.85
                                           =======                    =======                   =======

The weighted average remaining  contractual life of all outstanding  options was
3.2 years at February 3, 2001.

The following table summarizes information about stock options outstanding at February 3, 2001:

                                            Options Outstanding                           Options Exercisable
                          -----------------------------------------------         -------------------------------
                                                  Weighted
                                                   Average
                                                  Remaining        Weighted                              Weighted
                               Number            Contractual       Average             Number             Average
      Range of              Outstanding at          Life           Exercise         Exercisable at       Exercise
   Exercise Prices        February 3, 2001       (in Years)         Price         February 3, 2001        Price
   ---------------        -----------------      ----------         -----         -----------------        -----
    $5.90 to $7.20                70,634               1.0          $ 7.04              69,084            $ 7.03

  $11.50 to $16.19               483,113               3.8         $ 14.19              80,881           $ 12.94

  $20.00 to $25.88               108,875               2.1         $ 25.52               4,100           $ 25.50
                          -----------------                                       -----------------
                                 662,622                                               154,065
                          =================                                       =================


The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's operating results for 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)        2000           1999          1998
                                          -----------    ----------     --------

Net income
    As reported                            $14,849         $10,702        $8,830
    Pro forma                               14,260          10,363         8,322

Basic earnings per share
    As reported                               1.24            0.90          0.75
    Pro forma                                 1.19            0.88          0.71

Diluted earnings per share
    As reported                               1.22            0.89          0.73
    Pro forma                                 1.17            0.86          0.69

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions using grants in 2000, 1999 and 1998, respectively:

                                         2000            1999            1998
                                 ---------------  --------------   -------------

Average expected life (years)               3.0             3.0             3.0
Average expected volatility                39.0%           43.3%           41.5%
Risk-free interest rates                    5.6%            4.8%            5.5%
Dividend yield                              1.3%            1.5%            1.3%


The weighted average grant-date fair value of options granted during 2000, 1999,and 1998 was $3.90, $4.17, and $7.85 respectively.

Restricted Stock. During 2000, 1999, and 1998, the Company issued (cancelled) a net of (25,272), 4,200, and 40,682 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since 1996.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of seven years of service. The Company's contributions for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 were $100,000, $96,000 and $83,000, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:

                                                              For the Year Ended
                                                              ------------------
                                                February 3,          January 29,       January 30,
                                                    2001                2000                1999
                                                    ----                ----                ----
(in thousands)
Benefit obligation at beginning of year           $ 1,377            $ 1,252             $ 1,132
Service cost                                          132                127                 103
Interest cost                                         116                 91                  85
Participant contributions                               -                  -                   4
Amendments                                              -                  -                   -
Actuarial (gain) loss                                  68                (17)                (67)
Benefits paid                                         (76)               (76)                 (5)
                                                  -------            -------             -------
Benefit obligation at end of year                 $ 1,617            $ 1,377             $ 1,252
                                                  =======            =======             =======

A reconciliation of the Plan's funded status to accrued benefit cost follows:

                                              February 3,         January 29,         January 30,
                                                  2001                2000               1999
                                           -----------------   -----------------  ------------------
(in thousands)
Funded status                                      $ (1,617)            $(1,377)           $ (1,252)
Unrecognized net actuarial gain                        (322)               (406)               (405)
Unrecognized prior service cost                          (5)                 (6)                 (6)
                                           -----------------   -----------------  ------------------
Accrued benefit costs                              $ (1,944)            $(1,789)           $ (1,663)
                                           =================   =================  ==================


The medical care cost trend used in determining this obligation is 10.0% effective February 1, 1997, decreasing annually before leveling at 6.0% in 2003. This trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $238,000. The discount rate used in calculating the obligation was 7.5% in 2000, 7.75% in 1999 and 6.75% in 1998.

The annual net postretirement cost is as follows:
                                                                         For the Year Ended
                                                                         ------------------
                                                            February 3,        January 29,      January 30,
                                                                2001              2000              1999
                                                            ------------       -----------      -----------
(in thousands)
Service cost                                                   $ 132             $ 127             $ 103
Interest cost                                                    116                91                85
Amortization of net gain from prior periods                      (17)              (17)              (21)
Amortization of unrecognized prior service cost                    1                 1                 1
                                                            ------------       -----------      -----------
Net periodic postretirement benefit cost                       $ 232             $ 202             $ 168
                                                            ============       ===========      ===========


The Company's policy is to fund claims as incurred.

NOTE 9 - NET INCOME PER SHARE

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

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                                     Year Ended
                            ----------------------------------------------------------------------------------------
                            February 3, 2001                January 29, 2000                 January 31, 1999
                            ----------------                ----------------                 ----------------
                                              Per                              Per                            Per
                                             Share                            Share                          Share
                      Income     Shares     Amount      Income     Shares    Amount     Income    Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Basic EPS              $14,849     11,937      $1.24     $10,702    11,827      $ .90    $8,830     11,798      $.75

Effect of Dilutive
    Securities
Restricted stock                       78                              108                              79
Stock options                         182                              137                             201
                       -------     ------      -----     -------    ------      -----    ------     ------      ----
Diluted EPS            $14,849     12,197      $1.22     $10,702    12,072      $ .89    $8,830     12,078      $.73
                       =======     ======      =====     =======    ======      =====    ======     ======      ====





NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments. At February 3, 2001, the Company had commitments approximating $5,082,000 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit
aggregating   $2,552,000  utilized  as  collateral  for  their  risk  management programs.

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

NOTE 11 - OTHER EXPENSES

During the fourth quarter of 1996, the Company recorded a $2,860,000 accrual for the closure of certain underperforming stores and the repositioning of certain merchandise categories. This charge included an accrual for closed facility lease obligations of $1,156,000. The remaining lease obligation at February 3, 2001 represents remaining future base payments required on one location that has been closed.

The 2000 activity in this reserve is as follows:

                                       January 30,         January 29,                         February 3,
                                           1999                2000            Payments            2001
                                     -----------------   -----------------  ----------------  ----------------
Lease obligations                         $ 400               $ 215           $ (129)             $  86

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                     First            Second            Third           Fourth
                                                                    Quarter           Quarter          Quarter          Quarter
                                                                    -------           -------          -------          -------
(in thousands, except per share data)

Year Ended February 3, 2001 - restated (1) (2)
Net sales                                                              $176,132        $ 180,353         $ 180,141       $ 244,623
Gross profit                                                             48,990           49,060            51,850          65,234
Net income                                                                3,345            1,654             3,829           6,021

Net income per share
     Basic                                                                 0.28             0.14              0.32            0.50
     Diluted                                                               0.28             0.14              0.31            0.49
Cash dividends paid per share                                              0.05             0.05              0.05            0.05

Year Ended January 29, 2000 - proforma (3)

Net sales                                                              $154,226        $ 155,792         $ 156,741       $ 199,018
Gross profit                                                             44,135           43,775            46,780          52,949
Net income                                                                2,766              920             2,677           4,339

Net income per share
     Basic                                                                 0.23             0.08              0.22            0.37
     Diluted                                                               0.23             0.08              0.22            0.36
Cash dividends paid per share                                              0.05             0.05              0.05            0.05


Year Ended January 29, 2000 - as reported

Net sales                                                              $154,934        $ 156,498         $ 158,049       $ 196,296
Gross profit                                                             44,319           43,952            47,117          52,251
Net income                                                                2,886            1,037             2,896           3,883

Net income per share
     Basic                                                                 0.24             0.09              0.24            0.33
     Diluted                                                               0.24             0.09              0.24            0.32
Cash dividends paid per share                                              0.05             0.05              0.05            0.05

(1)  Based upon a 53 week year.

(2) As discussed in "Recent Accounting Prounouncements" in Note 1, the above information has been restated to reflect the impact of the Company implementing the interpetations in SAB 101 related to layaway sales during the fourth quarter of 2000. In the quarters in the year ended February 3, 2001, the effects of this restated on previously reported net sales, gross profit, net income and net income per share (basic & diluted) was a decrease of $528, $132, $87 and $.01 respectively for the 1st quarter; a decrease of $453, $111, $73, and .00 respectively for the 2nd quarter and a decrease of $951, $239, $158 and $.01 respectively for the 3rd quarter.

(3) For informational purposes only, 1999 quarterly results have been restated on proforma basis as if the effects of SAB 101 on layaway sales had been applied to the 1999 quarterly reports.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Fred's, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Fred's, Inc. and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



PricewaterhouseCoopers
Memphis, TN
April 4, 2001

Stock Market Information
------------------------
The Company's common stock trades on the Nasdaq Stock Market under the symbol FRED (CUSIP No. 356108-10-0). At April 20, 2001, the Company had an estimated 5,400 shareholders, including beneficial owners holding shares in nominee or street name.

The table below sets forth the high and low stock prices, together with cash dividends paid per share, for each fiscal quarter in the past two fiscal years:

                                                                      Dividends
                                  High               Low              Per Share
--------------------------------------------------------------------------------
1999
----
First                            $15.00             $9.75                $0.05
Second                           $17.63            $10.31                $0.05
Third                            $18.00            $10.69                $0.05
Fourth                           $17.63            $11.50                $0.05

2000
----
First                            $16.00            $14.13                $0.05
Second                           $21.06            $15.00                $0.05
Third                            $25.00            $18.75                $0.05
Fourth                           $23.69            $17.13                $0.05


SIC 5331

                                      -33-(inside back cover)

EXHIBIT 21.1



     FRED'S, INC.

     SUBSIDIARIES OF REGISTRANT

     Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

                  Fred's Stores of Tennessee, Inc.
                  Fred's Capital Management Company
                  Fred's Real Estate and Equipment Management Corporation Fred's Capital Finance, Inc.

EXHIBIT 23.1

                     Consent of PricewaterhouseCoopers LLP

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-48380 and 33-67606) of Fred's, Inc. of our report dated April 4, 2001, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on From 10-K. We also consent to the incorporation by reference of our report dated April 4, 2001 relating to the financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers LLP
Memphis, Tennessee
May 2, 2001