Form 10-Q
period 2001-05-05
FREDS INC
filed 2001-06-14
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2001.

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


The registrant had 12,155,722 shares of Class A voting, no par value common stock outstanding as of June 8, 2001, which shares have not been adjusted for June stock split.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 5, 2001 and February 3, 2001                                          3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 5, 2001
     and April 29, 2000                                                        4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 5, 2001
     and April 29, 2000                                                        5

    Notes to Consolidated Financial Statements                             6 - 9

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    10 - 12

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           12

Part II - Other Information                                                   13
---------------------------

Signatures                                                                    14
----------



                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)


                                                                 May 5,             February 3,
                                                                  2001                  2001
                                                                --------            ------------
ASSETS:
Current assets:
      Cash and cash equivalents                                    $2,605               $2,569
      Receivables, less allowance for doubtful
      Accounts of $350 ($516 at February 3, 2001)                  14,604               15,430
      Inventories                                                 159,609              149,602
      Deferred income taxes                                         1,080                2,022
      Other current assets                                          2,409                2,306
                                                                 --------             --------
           Total current assets                                   180,307              171,929
      Property and equipment, at depreciated cost                  77,478               76,360
      Equipment under capital leases, less accumulated
       amortization of $1,426 ($1,305 at February 3,2001)           1,609                1,387
      Deferred income taxes                                           720                   98
      Other noncurrent assets                                       4,980                5,021
                                                                 --------             --------
           Total assets                                          $265,094             $254,795
                                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $42,625              $40,432
      Current portion of indebtedness                               2,160                2,175
      Current portion of capital lease obligations                    564                  503
      Accrued liabilities                                          10,846               14,012
      Income taxes payable                                          3,034                4,278
                                                                   ------               ------
           Total current liabilities                               59,229               61,400
                                                                   ------               ------

Long term portion of indebtedness                                  38,884               30,475
Capital lease obligations                                           1,390                1,230
Other noncurrent liabilities                                        2,022                2,003
                                                                   ------               ------
           Total liabilities                                      101,525               95,108
                                                                  -------               ------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         12,090,679 shares issued and outstanding
         (12,068,518 shares at February 3, 2001)                   68,851               68,557
      Retained earnings                                            94,896               91,342
      Deferred compensation on restricted
         Stock incentive plan                                        (178)                (212)
                                                                   ------               ------
           Total shareholders' equity                             163,569              159,687
                                                                  -------              -------

      Total liabilities and shareholders equity                  $265,094             $254,795
                                                                 ========             ========

     See accompanying notes to consolidated financial statements.


                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                               Thirteen Weeks Ended
                                                                               --------------------
                                                                                          (restated)
                                                                         May 5,              April 29,
                                                                          2001                   2000
                                                                        --------               --------
Net Sales                                                               $207,359               $176,132
Cost of goods sold                                                       149,601                127,142
                                                                         -------                -------
     Gross Profit                                                         57,758                 48,990
Selling, general and administrative
  Expenses                                                                50,721                 43,162
                                                                          ------                 ------
     Operating income                                                      7,037                  5,828
Interest expense                                                             630                    673
                                                                           -----                  -----
     Income before income taxes                                            6,407                  5,155
Provision for income taxes                                                 2,248                  1,810
                                                                           -----                  -----
Net income                                                                $4,159                 $3,345
                                                                          ======                 ======
Net income per share:
     Basic                                                                 $ .35                  $ .28
                                                                           =====                  =====
     Diluted                                                               $ .34                  $ .28
                                                                           =====                  =====
Weighed average shares outstanding:
     Basic                                                                12,016                 11,890
                                                                          ======                 ======
     Diluted                                                              12,304                 12,080
                                                                          ======                 ======

     See accompanying notes to consolidated financial statements.


                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                                             Thirteen Weeks Ended
                                                                             --------------------
                                                                                        (restated)
                                                                           May 5,        April 29,
                                                                            2001            2000
                                                                            ----            ----

Cash flows from operating activities:
    Net income                                                            $4,159          $3,345
    Adjustments to reconcile net income
    To net cash flows from operating activities:
      Depreciation and amortization                                        4,110           3,335
      Provision for uncollectible receivables                               (165)            ---
      Lifo reserve                                                           200             200
      Deferred income taxes                                                  320             265
      Amortization of deferred compensation on
        restricted stock incentive plan                                       34              38
      Cancellation of restricted stock                                       ---            (202)
  (Increase)decrease in assets:
           Receivables                                                       991             183
         Inventories                                                     (10,207)         (4,127)
           Other assets                                                     (103)            408
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                              (973)         (2,512)
      Income taxes payable                                                (1,243)          1,575
      Other noncurrent liabilities                                            19              44
                                                                          ------           -----
      Net cash (used in) provided by operating
        activities                                                        (2,858)          2,552
                                                                        --------           -----

Cash flows from investing activities:
    Capital expenditures                                                  (4,682)         (3,620)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                (383)           (768)
                                                                            ----            ----
Net cash used in investing activities                                     (5,065)         (4,388)
                                                                         -------         -------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                                           (662)           (102)
    Proceeds from revolving line of credit,
      net of payments                                                      8,931           3,896
    Proceeds from exercise of options                                        293              92
    Cash dividends paid                                                     (603)           (600)
                                                                            ----            ----
Net cash provided by financing activities                                  7,959           3,286
                                                                          ------          ------
    Increase in cash and cash equivalents                                     36           1,450
Beginning of period cash and cash equivalents                              2,569           3,036
                                                                           -----           -----
End of period cash and cash equivalents                                   $2,605          $4,486
                                                                         =======          ======

Supplemental disclosures of cash flow information:
    Interest paid                                                           $361            $361
                                                                            ====            ====

Non cash investing and financing activities:
  Assets acquired through capital lease obligations                         $344            $---
                                                                            ====            ====

     See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
    NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Fred's, Inc. ("Fred's" or the "Company") operates 357 discount general merchandise stores, including 26 franchised Fred's stores, in eleven states in the southeastern United States. One hundred and ninety-nine of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements of Fred's have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2001 incorporated into the Company's Annual Report on Form 10-K.

     The results of operations for the thirteen-week period ended May 5, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2001 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

     Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 19% of the retail inventories at May 5, 2001, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $4,161,000 and $3,961,000 at May 5, 2001 and February 3, 2001, respectively.

LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

--------------------------------------------------------------------------------
NOTE 3:  NET INCOME PER SHARE
--------------------------------------------------------------------------------

Basic income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares and common equivalent shares outstanding.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                              Thirteen Weeks Ended
                                                                              --------------------
                                                                                           (restated)
                                                                                 May 5,      April 29,
                                                                                  2001        2000
                                                                                  ----        ----
      Basic net income per share
      --------------------------
         Net income                                                               $4,159            $3,345
                                                                                  ======            ======
         Weighted average number of common shares
         Outstanding during the period                                            12,016            11,890
                                                                                  ======            ======
         Net income per share                                                      $ .35             $ .28
                                                                                   =====             =====
      Diluted net income per share
      ----------------------------
      Net income                                                                  $4,159            $3,345
                                                                                  ======            ======
         Weighted average number of common shares
         Outstanding during the period                                            12,016            11,890

         Additional shares attributable to common
                  Stock equivalents                                                  288               190
                                                                                  ------            ------
                                                                                  12,304            12,080
                                                                                  ======            ======
      Net income per share                                                         $ .34             $ .28
                                                                                   =====             =====

--------------------------------------------------------------------------------
NOTE 4:  LAYAWAY SALES
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on the previously reported quarter ended April 29, 2000 are as follows:

                                                                   (as reported)          (restated)
                                                                     April 29,             April 29,
                                                                       2000                   2000
                                                                     --------               --------
         Net Sales                                                     $176,660             $176,132
         Gross profit                                                    49,122               48,990
         Net income                                                       3,432                3,345
         Net income per share
           Basic                                                           0.29                 0.28
           Diluted                                                         0.28                 0.28

--------------------------------------------------------------------------------
NOTE 5: PRO FORMA NET INCOME PER SHARE
--------------------------------------------------------------------------------

On May 24, 2001, the Company announced that its Board of Directors approved a five-for-four stock split, to be effected as a 25% stock dividend, of its common stock, class A voting, no par value. The new shares, one additional share for each four shares currently held by stockholders, will be distributed on June 18, 2001 to stockholders of record on June 4, 2001.

                  COMPUTATION OF PRO FORMA NET INCOME PER SHARE

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
                                                                                                 (restated)
                                                                                   May 5,         April 29,
                                                                                    2001             2000

      Basic net income per share
      --------------------------
         Net income                                                               $4,159            $3,345
                                                                                  ======            ======
         Weighted average number of common shares
        outstanding during the period (post-split)                                15,020            14,863
                                                                                  ======            ======
         Net income per share  (post-split)                                        $ .28             $ .23
                                                                                   =====             =====
      Diluted net income per share
      ----------------------------
      Net income                                                                  $4,159            $3,345
                                                                                  ======            ======
         Weighted average number of common shares
           outstanding during the period (post-split)                             15,020            14,863
         Additional shares attributable to common
        stock equivalents (post-split)                                               360               237
                                                                                  ------            ------
                                                                                  15,380            15,100
                                                                                  ======            ======
      Net income per share (post-split)                                            $ .27             $ .22
                                                                                   =====             =====

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended May 5, 2001 and April 29, 2000
---------------------------------------------------
Net sales increased to $207.4 million in 2001 from $176.1 million in 2000, an increase of $31.3 million or 17.8%. The increase was attributable to comparable store sales increases of 10.0% ($16.5 million) and sales by stores not yet included as comparable stores ($15.1 million). Sales to franchisees decreased $.3 million in 2001. The sales mix for the period was 48.2% Hardlines, 36.2% Pharmacy, 11.9% Softlines, and 3.7% Franchise. This compares with 47.6% Hardlines, 32.8% Pharmacy, 14.6% Softlines, and 5.0% Franchise for the same period last year.

Gross profit increased to 27.9% of sales in 2001 compared with 27.8% of sales in the prior-year period. Gross profit margins increased as a result of controlling markdowns and improved company store initial markups.

Selling, general and administrative expenses increased to $50.7 million in 2001 from $43.2 million in 2000. As a percentage of sales, expenses were 24.5% of sales unchanged from the percentage for the same quarter last year. The fact that operating expenses were unchanged as a percentage of sales was especially noteworthy considering that fuel and utilities costs have advanced significantly since the first quarter of 2000.

Interest expense decreased to $.6 million in 2001 from $.7 million in 2000, reflecting lower average revolver borrowings and lower interest rates than last year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows used in operating activities totaled $2.9 million during the thirteen-week period ended May 5, 2001. Cash was primarily used to increase inventories. Total inventories increased approximately $10.2 million in the first quarter of 2001. This increase was primarily attributable to 11 new stores, 4 major upgrades and 1 new pharmacy in the first quarter of 2001, coupled with the additional inventory necessary to open an additional 15 to 20 stores in the second quarter.

Cash flows used in investing activities totaled $5.1 million, and consisted primarily of capital expenditures associated with the Company's store and pharmacy expansion program. During the first quarter, the Company opened 11 stores and 1 pharmacy. The Company expects to open 15 to 20 stores in the second quarter, and approximately 30 to 35 stores for the year. The Company's capital expenditure plan for the year 2001 is in the $18 million dollar range and will approximate depreciation expense for the year.

Cash flows provided by financing activities totaled $8.0 million and included $8.9 million of borrowings under the Company's revolver for inventory and accounts payable needs.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The borrowings outstanding under this Agreement totaled $31,554,000 at May 5, 2001 and $32,540,000 at April 29, 2000.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. The borrowings outstanding under this Loan Agreement totaled $1,125,000 at May 5, 2001 and $1,734,000 at April 29, 2000.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Term Loan Agreement"). The Term Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Term Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. The borrowings outstanding under this Term Loan Agreement totaled $8,365,000 at May 5, 2001 and $9,954,000 at April 29, 2000.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.


--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on previously reported net sales, gross profit, net income and net income per share (basic & diluted) was a decrease of $528,000, $132,000, $87,000 and $.01, respectively, for the first quarter ended April 29, 2000. Annual financial results were not affected.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company has no holdings of derivative financial or commodity instruments as of May 5, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

Statements, other than those based on historical facts, are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, changes in reimbursement practices for pharmaceuticals, government regulations, increases in fuel and utility rate and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                 Not Applicable.

Item 3.       Defaults Upon Senior Securities

                 Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

                    Not Applicable.

 Item 5.      Other Information

                 Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K/A

                  Exhibits:

                           Exhibit 99.2 - Press release dated May 24, 2001, announcing the Fred's stock split and dividend (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated June 5, 2001)

 Reports on Form 8-K/A:

      Current report on Form 8-K/A dated June 5, 2001 reporting under Item 5, Other Events, information related to announcement by Board of Directors approval of five-for-four stock split and declaration of quarterly cash dividend of $0.05 per share on a pre-split basis ($0.04 per share on a post-split basis).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRED'S, INC.

Date:  June 11, 2001                                     /s/ Michael J. Hayes
--------------------                                     -----------------------
                                                         Michael J. Hayes
                                                         Chief Executive Officer


Date:  June 11, 2001                                     /s/ Jerry A. Shore
--------------------                                     -----------------------
                                                         Jerry A. Shore
                                                         Chief Financial Officer