Form 10-Q
period 2001-08-04
FREDS INC
filed 2001-08-24
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2001.

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


The registrant had 15,244,986 shares of Class A voting, no par value common stock outstanding as of August 22, 2001.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 4, 2001 and February 3, 2001                                      3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended August 4, 2001
     and July 29, 2000 and the Twenty-Six Weeks
     Ended August 4, 2001 and July 29, 2000                                   4

    Consolidated Statements of Cash Flows
     for the Twenty-six Weeks Ended August 4, 2001
     and July 29, 2000                                                         5

    Notes to Consolidated Financial Statements                             6 - 9

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    10 - 14

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           14

Part II - Other Information                                                   15
---------------------------

Signatures                                                                    16
----------

Item 1 - Financial Statements (unaudited)

                                   FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)


                                                                                August 4,                       February 3,
                                                                                  2001                             2001
                                                                                --------                       ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $1,928                             $2,569
      Receivables, less allowance for doubtful
        accounts of $375 ($516 at February 3, 2001)                               11,903                             15,430
      Inventories                                                                160,357                            149,602
      Deferred income taxes                                                          982                              2,022
      Other current assets                                                         2,053                              2,306
                                                                                --------                           --------
           Total current assets                                                  177,223                            171,929
      Property and equipment, at depreciated cost                                 78,222                             76,360
      Equipment under capital leases, less accumulated
       amortization of $1,567 ($1,305 at February 3,2001)                          1,815                              1,387
      Deferred income taxes                                                          655                                 98
      Other noncurrent assets                                                      4,960                              5,021
                                                                                --------                           --------
           Total assets                                                         $262,875                           $254,795
                                                                                ========                           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $41,497                            $40,432
      Current portion of indebtedness                                              2,228                              2,175
      Current portion of capital lease obligations                                   627                                503
      Accrued liabilities                                                         12,197                             14,012
      Income taxes payable                                                         1,118                              4,278
                                                                                --------                           --------
           Total current liabilities                                              57,667                             61,400
                                                                                --------                           --------
Long term portion of indebtedness                                                 34,627                             30,475
Capital lease obligations                                                          1,531                              1,230
Other noncurrent liabilities                                                       2,031                              2,003
                                                                                --------                           --------
           Total liabilities                                                      95,856                             95,108
                                                                                --------                           --------
Shareholders' equity:
      Common stock, Class A voting, no par value,
         15,229,044 shares issued and outstanding
         (15,085,648 shares at February 3, 2001)                                  70,767                             68,557
      Retained earnings                                                           96,395                             91,342
      Deferred compensation on restricted
         stock incentive plan                                                       (143)                              (212)
                                                                                --------                           --------
           Total shareholders' equity                                            167,019                            159,687
                                                                                --------                           --------
      Total liabilities and shareholders' equity                                $262,875                           $254,795
                                                                                ========                           ========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)


                                           Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                         ----------------------                 ----------------------
                                          August 4,    July 29,                  August 4,    July 29,
                                            2001         2000                       2001        2000
                                         ----------------------                 ----------------------
Net sales                                $210,278      $180,353                  $417,637    $356,485
Cost of goods sold                        153,497       131,293                   303,098     258,435
                                          -------     ---------                  --------    --------
  Gross profit                             56,781        49,060                   114,539      98,050
Selling, general and
 administrative expenses                   52,817        46,036                   103,538      89,198
                                           ------     ---------                  --------    --------
  Operating income                          3,964         3,024                    11,001       8,852
Interest expense, net                         706           763                     1,336       1,436
                                           ------     ---------                  --------    --------
  Income before income taxes                3,258         2,261                     9,665       7,416
Provision for income taxes                  1,144           607                     3,392       2,417
                                         --------     ---------                  --------    --------
Net income                               $  2,114      $  1,654                  $  6,273    $  4,999
                                         ========     =========                  ========    ========


Net income per share
  Basic                                       .14      $    .11                  $    .42    $    .34
                                          =======      ========                  ========    ========

  Diluted                                     .14      $    .11                  $    .41    $    .33
                                          =======      ========                  ========    ========


Weighted average shares outstanding
  Basic                                    15,106        14,910                    15,056      14,860
                                          =======      ========                  ========    ========

  Diluted                                  15,268        15,218                    15,485      15,194
                                          =======      ========                  ========    ========


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                             Twenty-six Weeks Ended
                                                                            August 4,          July 29,
                                                                              2001               2000
                                                                             -----               ----
Cash flows from operating activities:
    Net income                                                            $6,273               $4,999
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                        8,518                6,883
      Lifo reserve                                                           400                  400
      Deferred income taxes                                                  483                  383
    Tax benefit on exercise of stock options                                 397                  185
    Amortization of deferred compensation on
        restricted stock incentive plan                                       69                   76
      Cancellation of restricted stock                                       (21)                (203)
(Increase)decrease in assets:
           Receivables                                                     3,527                  459
         Inventories                                                     (10,559)             (12,948)
           Other assets                                                      253                 (780)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                              (758)               4,064
      Income taxes payable                                                (3,160)               2,010
      Other noncurrent liabilities                                            28                   87
                                                                         -------              -------
      Net cash provided by operating activities                            5,450                5,615
                                                                         -------              -------
Cash flows from investing activities:
    Capital expenditures                                                  (9,673)              (6,993)
  Intangible assets, net of cash acquired                                   (383)              (1,240)
                                                                           -----              -------
Net cash used in investing activities                                    (10,056)              (8,233)
                                                                        --------              -------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                                         (1,343)                (998)
    Proceeds from revolving line of credit,
      net of payments                                                      5,281                2,214
    Proceeds from exercise of options                                      1,238                  725
    Cash dividends paid                                                   (1,211)              (1,201)
                                                                       ---------              -------
    Net cash provided by financing activities                              3,965                  740
                                                                       ---------              -------
    Decrease in cash and cash equivalents                                   (641)              (1,878)
    Cash and cash equivalents:
      Beginning of period                                                  2,569                3,036
                                                                         -------             --------
      End of period                                                       $1,928               $1,158
                                                                         =======             ========
Supplemental disclosures of cash flow information:
    Interest paid                                                         $1,223               $1,537
                                                                          ======               ======
    Income taxes paid                                                     $5,700                 ----
                                                                          ======                =====
Non cash investing and financing activities:
  Assets acquired through capital lease obligations                         $691                 ----
                                                                           =====                 ====
  Common stock issued for acquisition                                       $596                 ----
                                                                           =====                 ====

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          ----------------------------------------------------------------------
          NOTE 1:  BASIS OF PRESENTATION
          ----------------------------------------------------------------------

               Fred's, Inc. ("Fred's" or the "Company") operates 373 discount general merchandise stores, including 27 franchised Fred's stores, in eleven states primarily in the southeastern United States. Two hundred and two of the stores have full service pharmacies.

               The accompanying unaudited consolidated financial statements of Fred's have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2001 incorporated into the Company's Annual Report on Form 10-K.

               The results of operations for the twenty-six week period ended August 4, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

               Certain prior quarter amounts have been reclassified to conform to the 2001 presentation.

          ----------------------------------------------------------------------
          NOTE 2:  INVENTORIES
          ----------------------------------------------------------------------

               Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 19% of the retail inventories at August 4, 2001, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $4,361,000 and $3,608,000 at August 4, 2001 and July 29, 2000, respectively.

          LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

          ----------------------------------------------------------------------
          NOTE 3:  NET INCOME PER SHARE
          ----------------------------------------------------------------------

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

                       COMPUTATION OF NET INCOME PER SHARE
                       -----------------------------------

                                   (unaudited)

                    (in thousands, except per share amounts)

                                          Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                      -----------------------------        ----------------------
                                       August 4,          July 29,           August 4,    July 29,
                                         2001               2000                2001         2000
                                      -----------------------------        -----------------------
Basic net income per share
  Net income                          $ 2,114            $ 1,654             $ 6,273      $4,999
                                      =======            =======             =======      ======

  Weighted average number of common shares
   outstanding during the period
                                       15,106             14,910              15,056      14,860
                                      =======            =======             =======      ======

  Net income per share                $   .14            $   .11             $   .42      $  .34
                                      =======            =======             =======      ======

Diluted net income per share

  Net income                          $ 2,114            $ 1,654             $ 6,273      $4,999
                                      =======            =======             =======      ======

  Weighted average number of common shares
   outstanding during the period
                                       15,106             14,910              15,056      14,860

  Additional shares attributable to common
   stock equivalents                      162                308                 429         334
                                      -------            -------             -------      ------
                                       15,268             15,218              15,485      15,194
                                      =======            =======             =======      ======

  Net income per share                $   .14            $   .11             $   .41      $  .33
                                      =======            =======            ========      ======

          ----------------------------------------------------------------------
          NOTE 4:  LAYAWAY SALES
          ----------------------------------------------------------------------

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on the previously reported second quarter ended July 29, 2000 are as follows:

                                            Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                            --------------------      ----------------------
                                        (as reported) (as adjusted) (as reported) (as adjusted)
                                           July 29,     July29,       July 29,     July 29,
                                            2000         2000           2000          2000
                                            ----         ----           ----          ----
         Net Sales                      $180,806     $180,353       $357,466      $356,485
         Gross profit                     49,171       49,060         98,293        98,050
         Net income                        1,727        1,654          5,159         4,999
         Net income per share
           Basic *                          0.12         0.11           0.35          0.34
           Diluted *                        0.11         0.11           0.34          0.33

          *All per share amounts have been adjusted to reflect the five-for-four stock split effective on June 18, 2001.

          ----------------------------------------------------------------------
          NOTE 5:  STOCK SPLIT
          ----------------------------------------------------------------------

          On May 24, 2001, the Company announced a five-for-four stock split of its common stock, Class A voting, no par value. The new shares, one additional share for each four shares held by stockholders, were distributed on June 18, 2001 to stockholders of record on June 4, 2001. All share and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split.

          ----------------------------------------------------------------------
          NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS
          ----------------------------------------------------------------------

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of August 4, 2001, the Company has intangible assets, net of accumulated amortization, of $4.9 million and has recognized amortization expense of approximately $.8 million during the six months ended August 4, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142.

         Item 2 -    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
        ------------------------------------------------------------------------
        GENERAL
        ------------------------------------------------------------------------

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

         -----------------------------------------------------------------------
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

          Thirteen Weeks Ended August 4, 2001 and July 29, 2000
          -----------------------------------------------------
          Net sales increased to $210.3 in 2001 from $180.4 million in 2000, an increase of $29.9 million or 16.6%. The increase was attributable to comparable store sales increases of 8.0% ($13.0 million) and sales by stores not yet included as comparable stores ($17.0 million). Sales to franchisees decreased $.1 million in 2001. The sales mix for the period was 50.1% Hardlines, 34.7% Pharmacy, 11.6% Softlines, and 3.6% Franchise. This compares with 50.9% Hardlines, 32.8% Pharmacy, 12.0% Softlines, and 4.3% Franchise for the same period last year.

          Gross profit decreased to 27.0% of sales in 2001 compared with 27.2% of sales in the prior-year period. Gross profit margins decreased as a result of greater pricing pressure on the pharmacy department sales.

          Selling, general and administrative expenses increased to $52.8 million in 2001 from $46.0 million in 2000. As a percentage of sales, expenses decreased to 25.1% of sales compared to 25.5% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity and control of labor costs throughout the Company. In the second quarter, labor as a percent of sales was 1.0% better than last year. Additionally, pharmacy and corporate expenses have been controlled to leverage the higher sales.

          Interest expense decreased to $.7 million in 2001 from $.8 million in 2000, reflecting lower average revolver borrowings than last year as well as lower interest rates.

          Twenty-six Weeks Ended August 4, 2001 and July 29, 2000
          -------------------------------------------------------
          Net sales increased to $417.6 million in 2001 from $356.5 million in 2000, an increase of $61.1 million or 17.2%. The increase was attributable to comparable store sales increases of 8.6% ($28.4 million) and sales by stores not yet included as comparable stores ($33.1 million). Sales to franchisees decreased $.4 million in 2001. The sales mix for the period was 49.2% Hardlines, 35.5% Pharmacy, 11.7% Softlines, and 3.6% Franchise. This compares with 50.0% Hardlines, 33.0% Pharmacy, 12.4% Softlines, and 4.6% Franchise for the same period last year.

          Gross profit decreased to 27.4% of sales in 2001 compared with 27.5% of sales in the prior-year period. Gross profit margins decreased as a result of greater pricing pressure on pharmacy department sales. Front-end store store gross margins have improved by approximately 1.0% over last year-to-date.

          Selling, general and administrative expenses increased to $103.5 million in 2001 from $89.2 million in 2000. As a percentage of sales, expenses decreased to 24.8% of sales compared to 25.0% of sales last year. Selling, general and administrative expenses were improved primarily due to improved productivity and controlled labor cost throughout the Company.

          Interest expense decreased to $1.3 million in 2001 from $1.4 million in 2000, reflecting lower average revolver borrowings than last year as well as lower interest rates.

          ----------------------------------------------------------------------
          LIQUIDITY AND CAPITAL RESOURCES
          ----------------------------------------------------------------------

          Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year.

          Net cash flow provided by operating activities totaled $5.5 million during the twenty-six week period ended August 4, 2001. Cash was primarily used to increase inventories by approximately $10.6 million in the first half of 2001. This increase was primarily attributable to 25 new stores and 6 new pharmacies in the first half of 2001. Accounts receivable decreased approximately $3.5 million do to improved collections. Income taxes payable decreased by approximately $3.2 million as a result of estimated tax payments.

          Net cash flows used by investing activities totaled $10.1 million, and was used primarily for capital expenditures associated with the Company's store and pharmacy expansion program. During the first half of 2001, the Company opened 25 stores and upgraded 5 stores. The Company expects to open approximately 35 to 40 stores for the year. The Company's capital expenditure plan for the year 2001 is approximately $14 million dollars.

          Net cash flows provided by financing activities totaled $4.0 million and included $5.3 million of borrowings under the Company's revolver for inventory needs.

          On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The borrowings outstanding under this agreement totaled $27.9 million at August 4, 2001 and $30.4 million at July 29, 2000.

          On  April  23,  1999,  the  Company  and a  bank  entered  into a Loan
          Agreement  (the  "1999  Loan  Agreement").  The  1999  Loan  Agreement
          provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The 1999 Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this 1999 Loan Agreement totaled $1.0 million at August 4, 2001 and $1.6 million at July 29, 2000.

          On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "1998 Loan Agreement"). The 1998 Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The 1998 Loan Agreement bears interest of 6.82% per annum and matures on November 1, 2005. Borrowings outstanding under this 1998 Loan Agreement totaled $8.0 million at August 4, 2001 and $9.7 million at July 29, 2000.

          The Company believes that sufficient capital resources are available in both the short term and long term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

          ----------------------------------------------------------------------
          RECENT ACCOUNTING PRONOUNCEMENTS
          ----------------------------------------------------------------------

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on previously reported net sales, gross profit, net income and net income per share (basic & diluted) was a decrease of $528,000, $132,000, $87,000 and $.01, respectively, for the first quarter ended April 29, 2000; a decrease of $453,000, $111,000, $73,000 and $.00, respectively, for the second quarter ended July 29, 2000. Annual financial results were not affected.

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

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of August 4, 2001, the Company has intangible assets, net of accumulated amortization, of $4.9 million and has recognized amortization expense of approximately $.8 million during the six months ended August 4, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142.

          ----------------------------------------------------------------------
          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
          ----------------------------------------------------------------------

          Statements, other than those based on historical facts, are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, changes in reimbursement practices for pharmaceuticals, government regulations, increases in fuel and utility rates and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

          ----------------------------------------------------------------------
          Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ----------------------------------------------------------------------

          The Company has no holdings of derivative financial or commodity instruments as of August 4, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and they are not expected to in the foreseeable future













                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                 Not Applicable.

Item 3.       Defaults Upon Senior Securities

                 Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

               The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 6, 2001. Michael J. Hayes, David A. Gardner, John R. Eisenman, and Roger T. Knox were elected to continue as directors of the Company. John D. Reier and Thomas H. Tashjian were also elected as directors of the Company. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending February 2, 2002.

               The results of the voting were as follows:

                                                                                Abstain/
                                                   For    Against    Withheld   Broker Non-Vote
                                                   ---    -------    --------   ---------------
         Election of Directors:
           Michael J. Hayes                 10,191,948               956,635           938,746
           David A. Gardner                  9,827,704             1,320,879           938,746
           John R. Eisenman                 11,139,577                 9,006           938,746
           Roger T. Knox                    11,139,707                 8,876           938,746
           John D. Reier                    10,190,948               957,635           938,746
           Thomas H. Tashjian               11,139,797                 8,786           938,746

         Appointment of
         PricewaterhouseCoopers LLP:
                                            10,949,762    197,144      1,677           938,746

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

                                                  FRED'S, INC.

                                                  /s/Michael J. Hayes
                                                  ------------------------------
                                                  Michael J. Hayes
Date:  August 24, 2001                            Chief Executive Officer
----------------------




                                                  /s/Jerry A. Shore
                                                  ------------------------------
                                                  Jerry A. Shore
Date:  August 24, 2001                            Chief Financial Officer
----------------------