Form 10-Q/A
period 2001-09-14
FREDS INC
filed 2001-09-18
CIK 724571

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


The registrant had 15,265,419 shares of Class A voting, no par value common stock outstanding as of September 17, 2001.

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

         -----------------------------------------------------------------------
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

          Thirteen Weeks Ended August 4, 2001 and July 29, 2000
          -----------------------------------------------------
          Net sales increased to $210.3 in 2001 from $180.4 million in 2000, an increase of $29.9 million or 16.6%. The increase was attributable to comparable store sales increases of 8.0% ($13.7 million) and sales by stores not yet included as comparable stores ($16.3 million). Sales to franchisees decreased $.1 million in 2001. The sales mix for the period was 50.1% Hardlines, 34.7% Pharmacy, 11.6% Softlines, and 3.6% Franchise. This compares with 50.9% Hardlines, 32.8% Pharmacy, 12.0% Softlines, and 4.3% Franchise for the same period last year.

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

          Twenty-six Weeks Ended August 4, 2001 and July 29, 2000
          -------------------------------------------------------
          Net sales increased to $417.6 million in 2001 from $356.5 million in 2000, an increase of $61.1 million or 17.2%. The increase was attributable to comparable store sales increases of 8.6% ($29.2 million) and sales by stores not yet included as comparable stores ($32.3 million). Sales to franchisees decreased $.4 million in 2001. The sales mix for the period was 49.2% Hardlines, 35.5% Pharmacy, 11.7% Softlines, and 3.6% Franchise. This compares with 50.0% Hardlines, 33.0% Pharmacy, 12.4% Softlines, and 4.6% Franchise for the same period last year.

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

                                                  FRED'S, INC.

                                                  /s/Michael J. Hayes
                                                  ------------------------------
                                                  Michael J. Hayes
Date: September 18, 2001                          Chief Executive Officer
------------------------




                                                  /s/Jerry A. Shore
                                                  ------------------------------
                                                  Jerry A. Shore
Date:  September 18, 2001                         Chief Financial Officer
-------------------------