Form 10-Q
period 2001-11-03
FREDS INC
filed 2001-12-14
CIK 724571

3


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2001.

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


The registrant had 16,904,036 shares of Class A voting, no par value common stock outstanding as of December 7, 2001.

                                  FRED'S, INC.

                                      INDEX

                                                                       Page No.
-------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     November 3, 2001 and February 3, 2001                                    3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended November 3, 2001
     and October 28, 2000 and the Thirty-Nine Weeks
     Ended November 3, 2001 and October 28, 2000                               4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended November 3, 2001
     and October 28, 2000                                                     5

    Notes to Consolidated Financial Statements                             6 - 9

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    10 - 14

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                           14

Part II - Other Information                                                   15
---------------------------

Signatures                                                                    16
----------

Item 1 - Financial Statements (unaudited)

                                   FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                   November 3,         February 3,
                                                                     2001                 2001
                                                                     ----                 ----
ASSETS
Current assets:
      Cash and cash equivalents                                    $1,712               $2,569
      Receivables, less allowance for doubtful
        accounts of $345 ($516 at February 3, 2001)                16,537               15,430
      Inventories                                                 185,381              149,602
      Deferred income taxes                                           745                2,022
      Other current assets                                          2,337                2,306
                                                                    -----                -----
           Total current assets                                   206,712              171,929
      Property and equipment, at depreciated cost                  78,398               76,360
      Equipment under capital leases, less accumulated
       amortization of $1,708 ($1,305 at February 3,2001)           1,674                1,387
      Deferred income taxes                                           497                   98
      Other noncurrent assets                                       5,069                5,021
                                                                    -----                -----
           Total assets                                          $292,350             $254,795
                                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $60,323              $40,432
      Current portion of indebtedness                                 563                2,175
      Current portion of capital lease obligations                    652                  503
      Accrued liabilities                                          13,966               14,012
      Income taxes payable                                          2,283                4,278
                                                                   ------              -------
           Total current liabilities                               77,787               61,400
                                                                   ------               ------

Long term portion of indebtedness                                     281               30,475
Capital lease obligations                                           1,358                1,230
Other noncurrent liabilities                                        2,043                2,003
                                                                   ------               ------
           Total liabilities                                       81,469               95,108
                                                                   ------               ------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         16,863,562 shares issued and outstanding
         (15,085,648 shares at February 3, 2001)                  110,066               68,557
      Retained earnings                                           100,921               91,342
      Deferred compensation on restricted
         stock incentive plan                                        (106)                (212)
                                                                   ------               ------
           Total shareholders' equity                             210,881              159,687
                                                                  -------              -------

      Total liabilities and shareholders' equity                 $292,350             $254,795
                                                                 ========             ========


           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                               ----------------------       -----------------------
                                November 3,  October 28,      November 3, October 28,
                                    2001         2000              2001        2000
                               ----------------------       -----------------------
Net sales                       $219,242     $180,141          $636,879    $536,626
Cost of goods sold               157,204      128,291           460,302     386,726
                                 -------    ---------          --------    --------
  Gross profit                    62,038       51,850           176,577     149,900
Selling, general and
 administrative expenses          53,697       45,143           157,235     134,341
                                  ------    ---------          --------    --------
  Operating income                 8,341        6,707            19,342      15,559
Interest expense, net                439          898             1,775       2,334
                                  ------    ---------          --------    --------
  Income before income taxes       7,902        5,809            17,567      13,225
Provision for income taxes         2,774        1,980             6,166       4,397
                                --------    ---------          --------    --------
Net income                      $  5,128     $  3,829          $ 11,401    $  8,828
                                ========     ========          ========    ========


Net income per share
  Basic                              .32     $    .26          $    .74    $    .59
                                 =======     ========          ========    ========

  Diluted                            .32     $    .25          $    .72    $    .58
                                 =======     ========          ========    ========


Weighted average shares outstanding
  Basic                           15,833       14,950            15,308      14,918
                                 =======     ========          ========    ========

  Diluted                         15,963       15,307            15,833      15,223
                                 =======     ========          ========    ========

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                             Thirty-Nine Weeks Ended
                                                              ----------------------
                                                         November 3,       October 28,
                                                               2001             2000
                                                              -----             ----
Cash flows from operating activities:
    Net income                                              $11,401           $8,828
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                          13,125           10,453
      Lifo reserve                                              700              600
      Deferred income taxes                                     878              661
    Provision for uncollectible receivable                     (171)             117
      Tax benefit on exercise of stock options                  610              267
Amortization of deferred compensation on
        restricted stock incentive plan                         106              110
      Cancellation of restricted stock                          (32)            (203)
(Increase)decrease in assets:
           Receivables                                         (936)          (3,187)
         Inventories                                        (36,170)         (33,409)
           Other assets                                         (31)             (37)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities               19,844           14,957
      Income taxes payable                                   (1,994)           3,491
      Other noncurrent liabilities                               40              131
                                                            -------         --------
      Net cash provided by operating activities               7,370            2,779
                                                            -------         --------
Cash flows from investing activities:
    Capital expenditures                                    (13,436)         (12,558)
  Intangible assets, net of cash acquired                      (742)          (1,978)
Net cash used in investing activities                       (14,178)         (14,536)
                                                           --------         --------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                            (9,597)          (1,842)
    Proceeds from revolving line of credit,
      net of payments                                       (22,623)          13,763
    Proceeds from exercise of options                         1,905              978
    Proceeds from public offering, net of expenses           38,088              ---
    Cash dividends paid                                      (1,822)          (1,803)
                                                          ---------       ----------
    Net cash provided by financing activities                 5,951           11,096
                                                             ------           ------
    Decrease in cash and cash equivalents                      (857)            (661)
    Cash and cash equivalents:
      Beginning of period                                     2,569            3,036
                                                            -------         --------
      End of period                                          $1,712           $2,375
                                                            =======        =========
Supplemental disclosures of cash flow information:
    Interest paid                                            $1,696           $2,237
                                                             ======           ======
    Income taxes paid                                        $6,700             ----
                                                             ======           ======
Non cash investing and financing activities:
  Assets acquired through capital lease obligations            $691             ----
                                                              =====            =====
  Common stock issued for acquisition                          $937             ----
                                                              =====            =====

           See accompanying notes to consolidated financial statements

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Fred's, Inc. ("Fred's" or the "Company") operates 377 discount general merchandise stores, including 27 franchised Fred's stores, in eleven states primarily in the southeastern United States. Two hundred and three of the stores have full service pharmacies.

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

     The results of operations for the thirty-nine week period ended November 3, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2001 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

     Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 18% of the retail inventories at
November 3, 2001, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $4,661,000 and $3,808,000 at November 3, 2001 and October 28, 2000,
respectively.

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


                       COMPUTATION OF NET INCOME PER SHARE*

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                               ----------------------    -----------------------
                                            November 3,  October 28,     November 3,  October 28,
                                               2001         2000            2001         2000
                                            -----------------------      -----------------------
Basic net income per share
  Net income                                  $ 5,128      $ 3,829        $ 11,401   $8,828
                                              =======      =======        ========   ======

  Weighted average number of common shares
   outstanding during the period
                                               15,833       14,950          15,308   14,918
                                              =======      =======         =======   ======

  Net income per share                        $   .32      $   .26         $   .74   $  .59
                                              =======      =======         =======   ======

Diluted net income per share

  Net income                                  $ 5,128      $ 3,829        $ 11,401   $8,828
                                              =======      =======        ========   ======

  Weighted average number of common shares
   outstanding during the period
                                               15,833       14,950          15,308   14,918

  Additional shares attributable to common
   stock equivalents                              130          357             525      305
                                              -------      -------         -------   ------
                                               15,963       15,307          15,833   15,223
                                              =======      =======         =======   ======

  Net income per share                        $   .32      $   .25         $   .72   $  .58
                                              =======      =======        ========   ======

* All per share amounts have been adjusted to reflect the five-for-four stock split effective on June 18, 2001.

--------------------------------------------------------------------------------
NOTE 4:  LAYAWAY SALES
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on the previously reported third quarter ended October 28, 2000 are as follows:

                         Thirteen Weeks Ended        Thirty-nine Weeks Ended
                         ----------------------      -----------------------
                        (as reported) (as adjusted) (as reported) (as adjusted)
                         October 28,   October 28,   October 28,   October 28,
                                 2000       2000        2000         2000
                                 ----       ----        ----         ----
Net Sales                    $181,092   $180,141     $538,558     $536,626
Gross profit                   52,089     51,850      150,382      149,900
Net income                      3,987      3,829        9,146        8,828
Net income per share
  Basic *                        0.27       0.26         0.61         0.59
  Diluted *                      0.26       0.25         0.60         0.58

*All per share amounts have been adjusted to reflect the five-for-four stock split effective on June 18, 2001.

--------------------------------------------------------------------------------
NOTE 5:  STOCK SPLIT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 6:  COMMON STOCK OFFERING
--------------------------------------------------------------------------------

On September 25, 2001, the Company sold, pursuant to an underwritten public offering, 1,585,000 shares of its common stock at a price of $25.50 per share. Approximately $38,088,000 in net cash proceeds (the "Common Stock Offering"), after deducting underwriting commission and offering expense was credited to common stock. A portion of the proceeds was used to pay down the Company's Revolving Loan Agreement and to pay off the 1998 Loan Agreement. The remaining funds will be used for working capital, other general corporate purposes and to accelerate new store and pharmacy openings.

--------------------------------------------------------------------------------
NOTE 7:  RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

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

In June 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of November 3, 2001, the Company has intangible assets, net of accumulated amortization, of $5.0 million and has recognized amortization expense of approximately $1.3 million during the nine months ended November 3, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended November 3, 2001 and October 28, 2000
----------------------------------------------------------

Net sales increased to $219.2 in 2001 from $180.1 million in 2000, an increase of $39.1 million or 21.7%. The increase was attributable to comparable store sales increases of 12.7% ($21.8 million) and sales by stores not yet included as comparable stores ($17.6 million). Sales to franchisees decreased $.3 million in 2001. The sales mix for the period was 48.3% Hardlines, 35.7% Pharmacy, 12.1% Softlines, and 3.9% Franchise. This compares with 47.7% Hardlines, 35.3% Pharmacy, 12.0% Softlines, and 5.0% Franchise for the same period last year.

Gross profit decreased to 28.3% of sales in 2001 compared with 28.8% of sales in the prior-year period. The decrease in gross profit margins is attributable to pricing pressure on pharmacy sales.

Selling, general and administrative expenses increased to $53.7 million in 2001 from $45.1 million in 2000. As a percentage of sales, expenses decreased to 24.5% of sales compared to 25.1% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity and control of labor costs throughout the Company. In the third quarter, labor as a percent of sales was 1.2% better than last year. Additionally, pharmacy and corporate expenses have been controlled to leverage the higher sales.

Interest expense decreased to $.4 million in 2001 from $.9 million in 2000, reflecting the effect of the public offering which was used to paydown the debt.

Thirty-nine  Weeks  Ended  November  3,  2001 and  October  28,  2000
---------------------------------------------------------------------
Net sales increased to $636.9 million in 2001 from $536.6 million in 2000, an increase of $100.3 million or 18.7%. The increase was attributable to comparable store sales increases of 9.9% ($50.4 million) and sales by stores not yet included as comparable stores ($50.7 million). Sales to franchisees decreased $.8 million in 2001. The sales mix for the period was 48.4% Hardlines, 35.6% Pharmacy, 12.1% Softlines, and 3.9% Franchise. This compares with 49.5% Hardlines, 33.5% Pharmacy, 12.2% Softlines, and 4.8% Franchise for the same period last year.

Gross profit decreased to 28.3% of sales in 2001 compared with 28.8% of sales in the prior-year period. Gross profit margins decreased as a result of the change in sales mix, promotional activities to increase customer traffic and pricing pressure on pharmacy sales.

Selling, general and administrative expenses increased to $157.2 million in 2001 from $134.3 million in 2000. As a percentage of sales, expenses decreased to 24.7% of sales compared to 25.0% of sales last year. Selling, general and administrative expenses were improved primarily due to improved productivity and controlled labor cost throughout the Company.

Interest expense decreased to $1.8 million in 2001 from $2.3 million in 2000, reflecting lower average revolver borrowings than last year as well as lower interest rates and the effect of the public offering in reducing the debt.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of Fred's business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year end than at each quarter end of the following year.

Net cash flow provided by operating activities totaled $7.4 million during the thirty-nine week period ended November 3, 2001. Cash was primarily used to increase inventories by approximately $36.2 million in the first nine months of 2001. This increase was primarily attributable to 30 new stores and 5 new pharmacies in the first nine months of 2001. Accounts payable increased approximately $19.8 million during the first nine months of 2001.

Net cash flows used by investing activities totaled $14.2 million, and was used primarily for capital expenditures associated with the Company's store and pharmacy expansion program. During the first nine months of 2001, the Company opened 30 stores and upgraded 6 stores. The Company expects to open approximately 35 stores for the year. The Company's capital expenditure plan for the year 2001 is approximately $16 million dollars.

Net cash flows provided by financing activities totaled $6.0 million. $38.1 million in funds were provided by the Company's public offering of 1,585,000 shares of common stock on September 28, 2001. $7.8 million was used to pay off the Company's 1998 Loan Agreement and the balance of the net proceeds to pay down on the Company's Revolving Loan and Credit Agreement.

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at the lesser of 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholder's equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The term of the Agreement extends to April 3, 2003. The Company used the proceeds of the public offering to pay down the borrowings at November 3, 2001 to zero and the borrowings outstanding totaled $40.0 million at October 28, 2000.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "1999 Loan Agreement"). The 1999 Loan Agreement provided the Company with a four-year unsecured term loan of $2,250,000 to finance the replacement of the Company's mainframe computer system. The 1999 Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Borrowings outstanding under this 1999 Loan Agreement totaled $.8 million at November 3, 2001 and $1.4 million at October 28, 2000.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "1998 Loan Agreement"). The 1998 Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The 1998 Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. The Company used the proceeds of the public offering to pay off the Loan Agreement prior to November 3, 2001 and the borrowing outstanding at October 28, 2000 totaled $9.2 million.

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

--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 identifies various revenue recognition issues, several of which are common within the retail industry including treatment of revenue recognition on layaway sales. In the fourth quarter of 2000, the Company revised its revenue recognition for layaway sales to defer revenue recognition until all terms of the sale have been satisfied and the customer takes delivery of the merchandise. Under the prior method of accounting, net sales were recognized at the time the customer put the merchandise into layaway. The effects of this restated change on previously reported net sales, gross profit, net income and net income per share (basic & diluted) was a decrease of $528,000, $132,000, $87,000 and $.01, respectively, for the first quarter ended April 29, 2000; a decrease of $453,000, $111,000, $73,000 and $.00, respectively, for the second quarter ended July 29, 2000; a decrease of $951,000, $239,000, $158,000 and $.01, respectively, for the third quarter ended October 28, 2000. Annual financial results were not affected.

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

In June 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of November 3, 2001, the Company has intangible assets, net of accumulated amortization, of $5.0 million and has recognized amortization expense of approximately $1.3 million during the nine months ended November 3, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142.

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

--------------------------------------------------------------------------------
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company has no holdings of derivative financial or commodity instruments as of November 3, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and they are not expected to in the foreseeable future

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          3.3 Articles of Amendment to the Charter of Fred's, Inc., dated September 6, 2001, as filed with the Secretary of State of Tennessee. (Incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form S-3 filed on September 10, 2001.)

          99.2 Press release dated September 6, 2001, announcing the report of Fred's sales for the four-week and seven-month sales ended September 1, 2001.

     (b)  Reports on Form 8-K:
               Form 8-K filed September 6, 2001 - announcing sales for period ended September 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRED'S, INC.

                                 By:/s/Michael J. Hayes
                                    ------------------------------
                                    Michael J. Hayes
Date:  December 13, 2001            Chief Executive Officer
------------------------




                                 By:/s/Jerry A. Shore
                                    -------------------------
                                    Jerry A. Shore
Date:  December 13, 2001            Chief Financial Officer
------------------------