Form 10-K
period 2002-02-02
FREDS INC
filed 2002-04-29
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 2, 2002


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

     As of April 19, 2002, there were 25,405,002 shares outstanding of the Registrant's Class A no par value voting common stock. Based on the last reported sale price of $36.95 per share on the NASDAQ Stock Market on April 19, 2002, the aggregate market value of the Registrant's Common Stock held by those persons deemed by the Registrant to be non-affiliates was $938,714,824.

     As of April 19, 2002, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report to Shareholders for the year ended February 2, 2002 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 14.

     Portions of the Company's Proxy Statement for the 2002 annual shareholders meeting are incorporated by reference into Part III, Items 11, 12 and 13.

     Portions of the Company's Registration Statement on Form S-1 (file no. 33-45637) are incorporated as exhibits into Part IV.

     With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

     Cautionary Statement Regarding Forward-looking Information

     Statements,  other than those  based on  historical  facts that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, changes in reimbursement practices for pharmaceuticals, government regulations and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by this cautionary statement and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                                     PART I

     Item 1: Business

     General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 353 discount general merchandise stores in eleven states in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small to medium sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). Two hundred and two of the Company's stores have full service pharmacies. The Company also markets goods and services to 26 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of the stores' convenient location and size, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 14,517 square feet and had average sales of $2,702,763 in fiscal 2001. No single store accounted for more than 1.0% of sales during fiscal 2001.

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

     Wide variety of frequently purchased, basic merchandise -Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 202 of its stores.

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

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 30% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance, and will be the primary type of site growth in the future. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.

     Expansion Strategy

     The Company expects that expansion will occur primarily within its present geographic area and will be focused in small to medium sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's opened 33 stores in 2001, and anticipates a net increase of fifty-five to sixty new stores in 2002. The Company's new store prototype has 14,000 square feet of space. Opening a new store currently costs between
$320,000 and $420,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 13 stand-alone Xpress locations which sell pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 6,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. During 2001, the Company converted six Xpress locations to full size Fred's locations. During 2002 the Company anticipates opening three to five new Xpress locations. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate.

     A significant growth area for the Company has been its pharmaceuticals business. In 2001, the Company added a net 4 new pharmacies. During 2002, the Company anticipates adding at least 30 additional pharmacies. Approximately 57% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:

                                                        1997      1998     1999       2000         2001
                                                     ---------------------------------------------------
          Stores open at beginning of period              213      261      283        293          320
          Stores opened/acquired during period             49       29       20         31           33
          Stores closed during period                      (1)      (7)     (10)        (4)          (0)
                                                     ---------------------------------------------------
          Stores open at end of period                    261      283      293        320          353
                                                     ===================================================
         Number of stores with Pharmacies at
           End of period                                  141      180      182        198          202
                                                     ===================================================
         Square feet of selling space at end of
          period (in thousands)                         3,362    3,680    3,968      4,346        4,892
                                                     ===================================================
         Average square feet of selling space
           per store                                   13,875   13,925   14,015     14,690       14,517
                                                     ===================================================
         Franchise stores at end of period                 31       29       26         26           26
                                                     ===================================================

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

     Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in over fifty-five years of operation by the Company and its predecessors, enables the Company to compete effectively in its region. Purchasing

     The Company's primary non-prescription drug buying activities are directed from the corporate office by three Vice Presidents-Merchandising who are supported by a staff of 19 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

     During 2001, all of the Company's prescription drugs were purchased by its pharmacies individually and shipped direct from a pharmaceutical wholesaler. In November 1999, the Company entered into a supply agreement with Bergen Brunswig Drug Company (Bergen). Under this agreement, Bergen is Fred's new primary pharmaceutical wholesaler and provides substantially all of the Company's prescription drugs. During 2001, approximately 30% of the Company's total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with one supplier as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

     Sales Mix

     Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

     The Company's sales mix by major category during 2001 was as follows:

         Pharmaceuticals...................................................34.4%
         Household Goods...................................................22.4%
         Apparel and Linens................................................12.3%
         Food and Tobacco Products..........................................9.5%
         Health and Beauty Aids.............................................9.4%
         Paper and Cleaning Supplies........................................8.3%
         Sales to Franchised Fred's Stores..................................3.7%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2001 the average customer transaction size was approximately $16.25, and the number of customer transactions totaled approximately 54 million.

     The private label program, includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales in 2001. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory testing program is used for substantially all of the Company's private label products.

     The Company sells merchandise to its 26 franchised "Fred's" stores. These sales during the last three years totaled $33,452,000 in 2001, $34,281,000 in 2000,and $32,850,000 in 1999, representing 3.7%, 4.4%, and 4.9% of total revenue, respectively. Franchise and other fees earned totaled $1,764,000 in 2001, $1,806,000 in 2000, and $1,761,000 in 1999. These fees represent a reimbursement for use of the Fred's name and other administrative cost incurred on behalf of the franchised stores. The Company does not intend on expanding its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

     Advertising and Promotions

     Advertising and promotion costs represented 1.3% of net sales in 2001. The Company uses direct mail, television, radio and newspaper advertising to promote its merchandise, special promotional events and a discount retail image. During 1999, the Company eliminated the distribution of two major circulars, and now distributes thirteen major advertising circulars per year.

     The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. The store managers, with corporate approval, are permitted to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area. Store Operations

     All Fred's stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company's twenty district managers supervise the management and operation of Fred's stores.

     Fred's operates 202 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

     Distribution

     The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). Approximately 56% of the merchandise received by Fred's stores in 2001 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

     On March 22, 2002, the Company announced plans to construct a new distribution center in Dublin, Laurens County, Georgia, pending the completion of final documentation and the receipt of all required governmental approvals. The $25 million, 600,000 square-foot distribution center will augment the capacity provided by the Company's original Memphis center. Construction of the Dublin distribution center is expected to begin promptly and it is estimated that the facility will be fully operational by March 2003.

     Seasonality

     The Company's business is somewhat seasonal. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

     Employees

     At February 2, 2002, the Company had approximately 7,850 full-time and part-time employees, comprising 750 corporate and distribution center employees and 7,100 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company's labor force is not subject to a collective bargaining agreement. Management believes it has good relationships with its employees.

     Item 2: Properties

     As of February 2, 2002, the geographical distribution of the Company's 353 locations was as follows:

         State                             Number of Stores
         --------------------------------------------------
         Mississippi                                 87
         Tennessee                                   73
         Arkansas                                    64
         Alabama                                     45
         Louisiana                                   28
         Georgia                                     27
         Missouri                                    10
         Kentucky                                    10
         Illinois                                     6
         North Carolina                               2
         Florida                                      1


     The Company owns the real estate and the buildings for 60 locations, and owns the buildings at 5 locations which are subject to ground leases. The Company leases the remaining 288 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Two hundred and forty-seven of the locations are in strip centers or adjoined with a downtown-shopping district, with the remainder being freestanding.

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

     Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2002.

                                     PART II

     Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to "Stock Market Information"(inside back cover) of the 2001 Annual Report to Shareholders for the year ended February 2, 2002 (the "Annual Report to Shareholders"). The Company has paid cash dividends of $0.05 per share (not adjusted for stock splits) in each of the last four fiscal years. During the fiscal year 2001, the Company paid cash dividends of $0.05 per share (not adjusted for stock splits) for the first quarter and $0.04 per share (not adjusted for stock split) for all subsequent quarters.

     Item 6: Selected Financial Data

     The selected financial data for the five years ended February 2, 2002, are incorporated herein by reference to the 2001 Annual Report to Shareholders under the caption "Selected Financial Data".

     Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations are incorporated herein by reference to the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis".

     Item 7a: Quantitative and Qualitative Disclosure about Market Risk

     The Company has no holdings of derivative financial or commodity instruments as of February 2, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

     Item 8: Financial Statements and Supplementary Data

     The consolidated financial statements are incorporated herein by reference to the 2001 Annual Report to Shareholders.

     Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 10: Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

Name                      Age    Positions and Offices
----                      ---    ---------------------
Michael J. Hayes(1)       60     Director, Managing Director (2),
                                 Chief Executive Officer
John R. Eisenman(1)       60     Director
Roger T. Knox(1)          64     Director
John Reier(1)             62     President  and Director
Thomas H. Tashjian(1)     47     Director
John A. Casey             55     Executive Vice President - Pharmacy Operations
Jerry A Shore             49     Executive Vice President and
                                 Chief Financial Officer
Charles S. Vail           59     Corporate   Secretary,   Vice   President   -
                                 Legal Services and General Counsel


     (1) Five directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.

     (2) According to the By-laws of the Company,  the Managing  Director is the
chief   executive   officer  of  the  Company   and  has   general   supervisory
responsibility for the business of the Company.

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

     Thomas H Tashjian was elected a director of the Company in March 2001. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian's earlier retail operating experience was in discount retailing at the Ayrway Stores, which were acquired by Target , and in the restaurant business at Noble Roman's.

     John A. Casey has served as Executive Vice President - Pharmacy Operations since February 1997. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.

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

     Item 11: Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the Company's 2002 Proxy Statement, which will be filed within 120 days of the registrant's fiscal year end.

     Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's 2002 Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

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

                                     PART IV

     Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)    Consolidated Financial Statements

          The following consolidated financial statements are incorporated herein by reference from pages 16 through 31 of the 2001 Annual Report to Shareholders for the year ended February 2, 2002.

               Report of Independent Accountants.

               Consolidated Statements of Income for the years ended February 2, 2002, February 3, 2001, and January 29, 2000.

               Consolidated Balance Sheets as of February 2, 2002, and February 3, 2001.

               Consolidated Statements of Changes in Shareholders' Equity for the years ended February 2, 2002, February 3, 2001, and January 29, 2000.

               Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 3, 2001, and January 29, 2000.

               Notes to Consolidated Financial Statements.

          (a)(2)    Financial Statement Schedules

               Report  of  Independent   Accountants   on  Financial   Statement
               Schedules for each of the three years for the period ended February 2, 2002.

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

                    3.3 Articles of Amendment to the Charter of Fred's, Inc., dated September 6, 2001, as filed with the Secretary of the State of Tennessee. [incorporated by reference to exhibit 3.3 of amendment No. 1 to our Registration Statement on Form S-3 filed on September 10, 2001.]

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

                    10.21 Revolving Loan Agreement between Fred's, Inc.and Union Planters Bank, NA and Suntrust Bank dated April 3, 2000 [incorporated herein by reference to the Company's report on form 10-K for year ended January 29, 2000].

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

                    **13.1 Annual report to shareholders for the year ended February 2, 2002 (to the extent incorporated herein by reference).

                    **21.1    Subsidiaries of Registrant

                    **23.1    Consent of PricewaterhouseCoopers LLP



          (b)       Reports on Form 8-K

                    Current report on Form 8-K dated January 15, 2002 (filed on March 6, 2002) announcing a three-for-two stock split.

                    Current  report on Form 8-K dated  March 22,  2002 (filed on
                    March  22,  2002)   announcing  plans  to  construct  a  new
                    distribution center.




          *         Management Compensatory Plan

          **        Filed herewith

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of April, 2002.

                                 FRED'S, INC.

                                 By: /s/ Michael J. Hayes
                                     -------------------------------------
                                   Michael J. Hayes, Chief Executive
                                   Officer


                                 By: /s/ Jerry A. Shore
                                     --------------------------------
                                   Jerry A. Shore, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Accounting and Financial
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April, 2002.

    Signature                                 Title
    ---------                                 -----
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

/s/ John R. Eisenman                        Director
--------------------------
John R. Eisenman

/s/ John D. Reier                           Director
--------------------------
John D. Reier

/s/ Thomas H. Tashjian                      Director
--------------------------
Thomas H. Tashjian

                      Report of Independent Accountants on
                          Financial Statement Schedules


Our audits of the consolidated financial statements referred to in our report dated March 15, 2002 in the 2001 Annual Report to Shareholders of Fred's, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PricewaterhouseCoopers LLP
Memphis,Tennessee
March 15, 2002

                 Schedule II - Valuation and Qualifying Accounts

                                    Balance at     Charged to       Balance at
                                    Beginning      Costs and        Deductions   End
                                    of Period      Expenses         Write-offs   of Period
                                    ---------      --------         ----------   ---------
Allowance for doubtful Accounts:
Year ended January 29, 2000         644             80                 (272)     452
Year ended February 3, 2001         452            194                 (130)     516
Year ended February 2, 2002         516            809                 (668)     657

EXHIBIT 13.1





                                  Fred's, Inc.
                       Consolidated Financial Statements
                                February 2, 2002

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Fred's, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Fred's, Inc. and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Memphis, Tennessee
March 15, 2002

Fred's, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)
--------------------------------------------------------------------------------





                                                                                    February 2,              February 3,
                                                                                       2002                      2001
                                                                                --------------------      -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                              $ 15,906                 $  2,569
    Receivables, less allowance for doubtful accounts of $657
      ($516 at February 3, 2001)                                                             15,705                   15,430
    Inventories                                                                             163,560                  149,602
    Deferred income taxes                                                                     1,790                    2,022
    Other current assets                                                                      2,499                    2,306
                                                                                --------------------      -------------------
         Total current assets                                                               199,460                  171,929

Property and equipment, at depreciated cost                                                  78,225                   76,360
Equipment under capital leases, less accumulated amortization of
    $1,849 ($1,305 at February 3, 2001)                                                       1,533                    1,387
Deferred income taxes                                                                             -                       98
Other noncurrent assets, net                                                                  4,841                    5,021
                                                                                --------------------      -------------------
         Total assets                                                                     $ 284,059                $ 254,795
                                                                                ====================      ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $ 43,747                 $ 40,432
    Current portion of indebtedness                                                             562                    2,175
    Current portion of capital lease obligations                                                678                      503
    Accrued liabilities                                                                      14,228                   14,012
    Income taxes payable                                                                      1,866                    4,278
                                                                                --------------------      -------------------
         Total current liabilities                                                           61,081                   61,400

Long-term portion of indebtedness                                                               141                   30,475
Deferred tax liability                                                                          696                        -
Capital lease obligations                                                                     1,179                    1,230
Other noncurrent liabilities                                                                  2,055                    2,003
                                                                                --------------------      -------------------
         Total liabilities                                                                   65,152                   95,108
                                                                                --------------------      -------------------

Commitments and contingencies (Notes 6 and 10)

Shareholders' equity:
    Common stock, Class A voting, no par value, 25,361,112 shares
      issued and outstanding (22,628,471 shares at February 3, 2001)                        110,508                   68,557
    Retained earnings                                                                       108,462                   91,342
    Deferred compensation on restricted stock incentive plan                                   (63)                    (212)
                                                                                --------------------      -------------------
         Total shareholders' equity                                                         218,907                  159,687
                                                                                --------------------      -------------------
                Total liabilities and shareholders' equity                                $ 284,059                $ 254,795
                                                                                ====================      ===================

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                       For the Years Ended
                                               --------------------------------------------------------------------
                                                    February 2,          February 3,            January 29,
                                                       2002                  2001                   2000
                                               --------------------------------------------------------------------
Net sales                                                $   910,831          $   781,249            $     665,777
Cost of goods sold                                           661,110              566,115                  478,138
                                               ---------------------   ------------------   -----------------------
        Gross profit                                         249,721              215,134                  187,639
Selling, general and administrative expenses                 217,970              189,414                  168,696
                                               ---------------------   ------------------   -----------------------
        Operating income                                      31,751               25,720                   18,943
Interest expense, net                                          1,611                3,226                    2,504
                                               ---------------------   ------------------   -----------------------
        Income before taxes                                   30,140               22,494                   16,439
Income taxes                                                  10,511                7,645                    5,737
                                               ---------------------   ------------------   -----------------------
        Net income                                       $    19,629          $    14,849            $      10,702
                                               =====================   ==================   =======================
Net income per share
     Basic                                               $       .83          $       .66            $         .48
                                               =====================   ==================   =======================
     Diluted                                             $       .81          $       .65            $         .47
                                               =====================   ==================   =======================
Weighted average shares outstanding
   Basic                                                      23,553               22,382                   22,176
                                               =====================   ==================   =======================
   Diluted                                                    24,197               22,869                   22,635
                                               =====================   ==================   =======================






          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                     Common Stock                 Retained            Deferred
                                                ------------------------
                                                Shares            Amount          Earnings          Compensation            Total
                                                ------            ------          --------          ------------            -----
Balance, January 30, 1999                   11,946,772          $ 66,951         $  70,596        $      (564)         $   136,983
Stock split - (Note 7)                      2,986,693
Stock split - (Note 7)                      7,466,732
Cash dividends paid ($.11 per share)                                                (2,396)                                 (2,396)
Issuance of restricted stock                   18,562                124                                 (124)
Cancellation of restricted stock              (10,687)              (118)                                 118
Other issuances                                 3,213                 30                                                        30
Exercises of stock options                     66,732                296                                                       296
Amortization of deferred compensation
   on restricted stock incentive plan                                                                     255                  255
Tax benefit on exercise of stock
   options                                                            43                                                        43
Net income                                                                          10,702                                  10,702
                                            ----------          --------         ---------        -----------          -----------
Balance, January 29, 2000                   22,478,017          $ 67,326         $  78,902        $      (315)         $   145,913
Cash dividends paid ($.11 per share)                                                (2,409)                                 (2,409)
Issuance of restricted stock                     7,125                57                                  (57)                   -
Cancellation of restricted stock               (54,510)             (218)                                  15                 (203)
Exercises of stock options                     197,839             1,079                                                     1,079
Amortization of deferred compensation
   on restricted stock incentive plan                                                                     145                  145
Tax benefit on exercise of stock
   options                                                           313                                                       313
Net income                                                                          14,849                                  14,849
                                            ==========          ========         =========        ===========          ===========
Balance, February 3, 2001                   22,628,471          $ 68,557         $  91,342        $      (212)         $   159,687
Proceeds from public offering                2,377,500          $ 38,156                                                    38,156
Cash dividends paid ($.12 per share)                                                (2,509)                                 (2,509)
Cancellation of restricted stock               (15,185)              (63)                                  12                  (51)
Other issuances                                 55,980               937                                                       937
Exercises of stock options                     314,346             2,165                                                     2,165
Amortization of deferred compensation
   on restricted stock incentive plan                                                                     137                  137
Tax benefit on exercise of stock
   options                                                           756                                                       756
Net income                                                                          19,629                                  19,629
                                            ----------          --------         ---------        -----------          -----------
Balance, February 2, 2002                   25,361,112          $110,508         $ 108,462        $       (63)         $   218,907
                                            ----------          --------         ---------        -----------          -----------

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)
--------------------------------------------------------------------------------

                                                                                              For the Years Ended
                                                                                              -------------------
                                                                                 February 2,        February 3,         January 29,
                                                                                    2002               2001                2000
                                                                                    ----               ----                ----
Cash flows from operating activities:
   Net income                                                                   $  19,629         $   14,849         $    10,702
   Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                              17,846             14,277              11,830
        Provision for uncollectible receivables                                       142                 64                  80
        LIFO Reserve                                                                  642                753                 100
        Deferred income taxes                                                       1,026              1,747               2,513
        Amortization of deferred compensation on restricted
          stock incentive plan                                                        137                145                 255
        Issuance (net of cancellation) of restricted stock                            (52)              (203)                  -
        Tax benefit upon exercise of stock options                                    756                313                  43
        Gain on sale of fixed assets                                                    -                  -                 (41)
        (Increase) decrease in assets:
          Receivables                                                                (416)            (4,583)             (2,060)
          Inventories                                                             (14,291)            (8,743)            (15,135)
          Other assets                                                               (194)              (444)               (847)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                                  3,532              5,110              (8,210)
          Income taxes payable                                                     (2,411)             3,628                (176)
          Other noncurrent liabilities                                                 52                174                 159
                                                                                ---------         ----------         -----------
             Net cash provided by (used in) operating activities                   26,398             27,087                (787)
                                                                                =========         ==========         ===========
Cash flows from investing activities:
   Capital expenditures                                                           (17,372)           (15,801)            (14,043)
   Proceeds from dispositions of property and equipment                                 -                493                 215
   Asset acquisition, net of cash acquired (primarily intangibles)                   (986)            (2,807)               (805)
                                                                                ---------         ----------         -----------
             Net cash used in investing activities                                (18,358)           (18,115)            (14,633)
                                                                                =========         ==========         ===========
Cash flows from financing activities:
   Reduction of indebtedness and capital lease obligations                         (9,892)            (2,495)             (2,139)
   Proceeds from revolving line of credit, net of payments                        (22,623)            (5,617)             18,040
   Proceeds from term loan                                                              -                  -               2,249
   Proceeds from public offering, net of expenses                                  38,156
   Proceeds from exercise of options                                                2,165              1,079                 296
   Payment of cash for dividends and fractional shares                             (2,509)            (2,406)             (2,396)
                                                                                ---------         ----------         -----------
             Net cash provided by (used in) financing activities                    5,297             (9,439)             16,050
                                                                                =========         ==========         ===========
Increase (decrease) in cash and cash equivalents                                   13,337               (467)                630
Cash and cash equivalents:
   Beginning of year                                                                2,569              3,036               2,406
                                                                                ---------         ----------         -----------
   End of year                                                                  $  15,906         $    2,569         $     3,036
                                                                                =========         ==========         ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                                $   1,775         $    3,332         $     2,399
   Income taxes paid                                                            $  11,000         $    2,000         $     3,810

Non cash investing and financing activities:
   Assets acquired through capital lease obligations                            $     691         $        -         $       612
   Common stock issued for acquisition                                          $     937         $        -         $        30

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries (the "Company") is the sale of general merchandise through its 353 retail discount stores located in eleven states in the southeastern United States. In addition, the Company sells general merchandise to its 26 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2001, 2000 and 1999, as used herein, refer to the years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

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

Inventories. Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 20% and 19% of the retail inventories at February 2, 2002 and February 3, 2001, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $4,603,000 at February 2, 2002 and $3,961,000 at February 3, 2001.

Property and equipment. Buildings, furniture, fixtures and equipment are stated at cost, and depreciation is computed using the straight-line method over their estimated useful lives. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Average useful lives are as follows: buildings and improvements - 8 to 30 years; furniture and fixtures - 5 to 10 years; and equipment - 3 to 10 years. Amortization on equipment under capital leases is computed on a straight-line basis over the terms of the leases. Gains or losses on the sale of assets are recorded at disposal.

Long lived assets. The Company's policy is to review the recoverability of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's review as of February 2, 2002 and February 3, 2001, no material adjustments to the carrying value of such assets were necessary.

Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, depreciation and occupancy costs in selling, general and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2001, 2000, and 1999 was $12,079,000, $10,166,000, and $8,926,000 respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 26 franchised stores. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company's warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2001, 2000, and 1999 was $1,764,000, $1,806,000, and
$1,761,000 respectively.

Other intangible assets. Other identifiable intangible assets which are included in other noncurrent assets primarily represent amounts associated with acquired pharmacies and are being amortized on a straight line basis over five years.
During the year ended February 2, 2002, the Company issued 55,980 (split-adjusted) shares for pharmacy acquisitions. These intangibles, net of accumulated amortization, totaled $4,778,000 at February 2, 2002, and $4,945,000 at February 3, 2001. Accumulated amortization for 2001 and 2000 totaled $5,272,000 and $3,490,000, respectively. Amortization expense for 2001, 2000, and 1999 was $1,795,000, $1,421,000, and $1,307,000, respectively.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit for which there was no excess amounts at February 2, 2002 and $5,823,000 at February 3, 2001.

Financial  instruments.  At  February  2,  2002,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for incurred but not reported claims.

Business segments. The Company's only reportable operating segment is its sale of merchandise through its Company owned stores and to franchised Fred's locations.

Comprehensive income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

In June 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of February 2, 2002, the Company has intangible assets, net of accumulated amortization, of $4.8 million and has recognized amortization expense of approximately $1.8 million during the year February 2, 2002. The Company will continue to amortize intangible assets in accordance with its existing policy and accordingly does not anticipate a material impact on adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company is evaluating the potential impact the provisions of SFAS 144 could have on it's financial statements but does not believe there will be a material effect on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following (in thousands):
                                                                                             2001                 2000
                                                                                      -------------------  --------------------
Buildings and improvements                                                                    $   69,217           $    67,068
Furniture, fixtures and equipment                                                                103,889                89,152
                                                                                      -------------------  --------------------
                                                                                                 173,106               156,220
Less accumulated depreciation and amortization                                                  (99,121)              (84,100)
                                                                                      -------------------  --------------------
                                                                                                  73,985                72,120
Land                                                                                               4,240                 4,240
                                                                                      -------------------  --------------------
        Total property and equipment, at depreciated cost                                     $   78,225           $    76,360
                                                                                      ===================  ====================



Depreciation expense totaled $15,507,000, $12,407,000, and $10,168,000 for 2001,
2000 and 1999, respectively.

NOTE 3 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):
                                                                                             2001                 2000
                                                                                      -------------------  --------------------

Payroll and benefits                                                                          $    6,727           $     5,136
Sales and use taxes                                                                                2,694                 2,000
Insurance                                                                                          1,753                 2,497
Other                                                                                              3,054                 4,379
                                                                                      -------------------  --------------------
               Total accrued liabilities                                                      $   14,228           $    14,012
                                                                                      ===================  ====================


NOTE 4 - INDEBTEDNESS

On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the
Agreement. The term of the Agreement extends to April 3, 2003. There were no borrowings outstanding under the Agreement at February 2, 2002 and the borrowings outstanding under the Agreement at February 3, 2001 totaled $22,623,000.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, the Company is required to maintain specified debt service levels. There were $703,000 and $1,265,500 borrowings outstanding under the Agreement at February 2, 2002 and February 3, 2001, respectively. The principal maturity under this Agreement for debt outstanding at February 2, 2002 is as follows:
$562,500 in fiscal 2002 and $140,500 in fiscal 2003.

On May 5, 1998, the Company and a bank entered into a Loan Agreement (the "Term Loan Agreement"). The Term Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Term Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. The Company used the proceeds of the public offering to pay off the Agreement and the borrowings outstanding under the Agreement at February 3, 2001 totaled $8,762,000.

Interest expense for 2001, 2000, and 1999 totaled  $1,611,000,  $3,226,000,  and
$2,504,000, respectively.

NOTE 5 - INCOME TAXES
Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. The provision for income taxes consists of the following (in thousands):

                             2001              2000             1999
                        ----------------  ---------------- ----------------
Current
   Federal                     $  9,485          $  5,642         $  3,224
   State                              -                 -                -
                        ----------------  ---------------- ----------------
                                  9,485             5,642            3,224
                        ----------------  ---------------- ----------------
Deferred
   Federal                          907             1,679            2,116
   State                            119               324              397
                        ----------------  ---------------- ----------------
                                  1,026             2,003            2,513
                        ----------------  ---------------- ----------------
                               $ 10,511          $  7,645         $  5,737
                        ----------------  ---------------- ----------------














Deferred tax assets (liabilities) are comprised of the following(in thousands):
                                                                                           2001              2000
                                                                                      ----------------  ----------------
Current deferred tax assets:
   Inventory valuation methods                                                              $     530         $     627
   Accrual for inventory shrinkage                                                              1,060               768
   Allowance for doubtful accounts                                                                357               310
   Insurance accruals                                                                             933             1,200
   Other                                                                                           76                26
                                                                                      ----------------  ----------------
Gross current deferred tax assets                                                               2,956             2,931
   Deferred tax asset valuation allowance                                                        (289)             (289)
                                                                                      ----------------  ----------------
                                                                                                2,667             2,642
Current deferred tax liabilities                                                                 (877)             (620)
                                                                                      ----------------  ----------------
          Net current deferred tax asset                                                    $   1,790         $   2,022
                                                                                      ----------------  ----------------


Noncurrent deferred tax assets:
   Net operating loss carryforwards                                                         $   1,532         $   1,685
   Postretirement benefits other than pensions                                                    799               760
   Restructuring costs                                                                             73                82
   Other                                                                                        1,768             1,769
                                                                                      ----------------  ----------------
Gross noncurrent deferred tax assets                                                            4,172             4,296
   Deferred tax asset valuation allowance                                                      (1,243)           (1,267)
                                                                                      ----------------  ----------------
                                                                                                2,929             3,029
Noncurrent deferred tax liabilities:
   Depreciation                                                                                (3,598)           (2,904)
   Other                                                                                          (27)              (27)
                                                                                      ----------------  ----------------
Gross noncurrent deferred tax liabilities                                                      (3,625)           (2,931)
                                                                                      ----------------  ----------------
          Net noncurrent deferred tax (liability) asset                                     $    (696)        $      98
                                                                                      ----------------  ----------------


The ultimate realization of the current deferred tax liability is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward periods as described below. The valuation allowance is based upon management's conclusion that certain tax carryforward items will expire unused. During 2001 the valuation allowance decreased ($24,000) and during 2000 the valuation allowance increased $135,000. The Company was able to use net operating loss carryforwards in certain states during 2001 as compared to the Company generating additional net operating loss carryforwards in certain states during 2000.

At February 2, 2002, the Company has certain net operating loss carryforwards which were acquired in reorganizations and purchase transactions which are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $43,939,000 for state income tax purposes, and expire at various times during the period 2003 through 2023. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.







A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                                                      2001               2000              1999
                                                                ------------------ ------------------  --------------
Income tax provision at statutory rate                                      35.0%              35.0%           35.0%
State income taxes, net of federal benefit                                   0.1                0.9             1.6
Surtax Exemptions                                                              -               (1.0)           (1.0)
Other                                                                       (0.2)              (0.9)           (0.7)
                                                                ------------------ ------------------  --------------
                                                                            34.9%              34.0%           34.9%
                                                                ------------------ ------------------  --------------


NOTE 6 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2031. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $22,207,000, $17,465,000, and $15,329,000 for 2001, 2000,
and 1999, respectively. Amortization expense on assets under capital lease for 2001, 2000, and 1999 was $544,000, $449,000, and $355,000, respectively.

Future minimum rental payments under all operating and capital leases as of February 2, 2002 are as follows:

                                                                                   Operating          Capital
                                                                                   Leases             Leases
-----------------------------------------------------------------------------------------------------------------------
2002                                                                                      $   20,611         $      914
2003                                                                                          18,112                536
2004                                                                                          15,072                428
2005                                                                                          12,280                315
2006                                                                                           8,869                173
Thereafter                                                                                    12,789                 28
                                                                                  ------------------  -----------------
Total minimum lease payments                                                       $   87,733                     2,394
                                                                                  ==================

Imputed interest                                                                                                   (537)
                                                                                                      -----------------

Present value of net minimum lease payments, including                                                -----------------
   $678 classified as current portion of capital lease obligations                                           $    1,857
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

Effective October 12, 1998 the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a "Right") for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company's common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, on October 12, 2008.

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

In October 2001, the company completed a secondary stock offering of 1,585,000 company shares (unadjusted for 3-for-2 stock split completed on February 1, 2002) raising net proceeds to the Company of $38.2 million dollars.

On January 15, 2002, the Company announced a three-for-two stock split of its common stock, Class A voting, no par value. The new shares, one additional share for each two shares held by stockholders, were distributed on February 1, 2002 to stockholders of record on January 25, 2002. All share and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 2,191,409 shares may be granted. These options expire five years from the date of grant. Options outstanding at February 2, 2002 expire in 2002 through 2006.

A summary of activity in the plan follows:

                                                     2001                              2000                              1999
                                        -------------------------------- ---------------------------------  ------------------------
                                                            Weighted                        Weighted                        Weighted
                                                            Average                         Average                         Average
                                                            Exercise                        Exercise                        Exercise
                                            Options          Price         Options          Price            Options        Price
                                        -------------------------------- ---------------------------------  ------------------------
Outstanding at beginning
   of year                                     1,242,415    $  8.16      1,056,475        $  7.01           919,009        $  7.15

Granted                                          288,219       9.39        647,824           8.03           256,405           6.31

Forfeited/ canceled                             (292,253)      9.22       (264,046)          5.88           (48,939)          7.89

Expired                                                -                         -                           (3,270)          6.05

Exercised                                       (314,346)      6.82       (197,838)          4.63           (66,730)          4.47
                                           -------------                ----------                     ------------

Outstanding at end of year                       924,035       8.65      1,242,415           8.16         1,056,475           7.01
                                           =============                ==========                     ============

Exercisable at end of year                       356,068       8.32        288,871           5.67           317,461           4.86
                                           =============                ==========                     ============


The weighted average remaining  contractual life of all outstanding  options was
2.8 years at February 2, 2002.


The following table summarizes information about stock options outstanding at February 2, 2002:

                                              Options Outstanding                           Options Exercisable
                               -------------------------------------------------      --------------------------------
                                                         Weighted
                                                         Average
                                                         Remaining        Weighted                             Weighted
                                    Number              Contractual       Average          Number               Average
          Range of              Outstanding at             Life           Exercise     Exercisable at          Exercise
      Exercise Prices          February 2, 2002         (in Years)         Price      February 2, 2002           Price
      ---------------          ----------------         ----------         -----      ----------------           -----
       $3.15 to $3.84                  37,068                  0.8      $    3.76             33,429         $    3.75

       $6.14 to $8.64                 743,474                  2.4      $    7.57            243,858         $    6.90

      $10.67 to $18.53                143,493                  2.2      $   13.62             78,781         $   13.61
                               ----------------                                       ---------------
                                      924,035                                                356,068
                               ----------------                                       ---------------



The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's operating results for 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)                    2001            2000           1999
                                                     -------------  --------------- --------------
Net income
          As reported                                     $19,629        $14,849         $10,702
          Pro forma                                        19,245         14,260          10,363

Basic earnings per share
          As reported                                        0.83           0.66            0.48
          Pro forma                                          0.82           0.63            0.47

Diluted earnings per share
          As reported                                        0.81           0.65            0.47
          Pro forma                                          0.80           0.62            0.46









The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions using grants in 2001, 2000 and 1999, respectively:

                                    2001             2000            1999
                               ---------------  ---------------  -------------

Average expected life (years)            3.0              3.0            3.0
Average expected volatility             41.9%            39.0%          43.3%
Risk-free interest rates                 2.6%             5.6%           4.8%
Dividend yield                           1.6%             1.3%           1.5%


The weighted average grant-date fair value of options granted during 2001, 2000,and 1999 was $6.90, $2.08, and $2.22, respectively.

Restricted Stock. During 2001, 2000, and 1999, the Company issued (forfeited/ cancelled) a net of (15,185),(47,385), and 7,875 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since 1996.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of seven years of service. The Company's contributions for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 were $117,000, $100,000, and $96,000, respectively.














Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:

                                                                                For the Year Ended
                                                                                ------------------
                                                                          February 2,         February 3,       January 29,
                                                                             2002               2001                2000
                                                                             ----               ----                ----
(in thousands)
Benefit obligation at beginning of year                                   $ 1,617            $ 1,377             $ 1,252
Service cost                                                                  140                132                 127
Interest cost                                                                 123                116                  91
Participant contributions                                                       1                  -                   -
Amendments                                                                      -                  -                   -
Actuarial (gain) loss                                                         (74)                68                 (17)
Benefits paid                                                                 (21)               (76)                (76)
                                                                          -------            -------             -------
Benefit obligation at end of year                                         $ 1,786            $ 1,617             $ 1,377
                                                                          =======            =======             =======


A reconciliation of the Plan's funded status to accrued benefit cost follows:

                                        February 2,         February 3,        January 29,
                                           2002                2001               2000
                                     ------------------  ------------------ ------------------
(in thousands)
Funded status                              $   (1,786)         $  (1,617)         $   (1,377)
Unrecognized net actuarial gain                  (380)              (322)               (406)
Unrecognized prior service cost                    (5)                (5)                 (6)
                                     ------------------  ------------------ ------------------
Accrued benefit costs                      $   (2,171)         $  (1,944)         $   (1,789)
                                     ------------------  ------------------ ------------------

The medical care cost trend used in determining this obligation is 11.0% effective December 1, 2000, decreasing annually before leveling at 5.5% in 2012. This trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $259,000. The discount rate used in calculating the obligation was 7.25% in 2001, 7.5% in 2000 and 7.75% in 1999.












The annual net postretirement cost is as follows:

                                                                           For the Year Ended
                                                           ----------------------------------------------------
                                                             February 2,       February 3,      January 29,
                                                                 2002             2001             2000
                                                           --------------  ----------------  ------------------
(in thousands)
Service cost                                               $     140        $     132        $     127
Interest cost                                                    123              116               91
Amortization of net gain from prior periods                      (17)             (17)             (17)
Amortization of unrecognized prior service cost                    1                1                1
                                                           --------------  ----------------  ------------------
Net periodic postretirement benefit cost                   $     247        $     232        $     202
                                                           ==============  ================  ==================

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

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                                         Year Ended
                      --------------------------------------------------------------------------------------------------------------
                               February 2, 2002                      February 3, 2001                       January 29, 2000
                      ------------------------------------ -------------------------------------- ----------------------------------
                                                Per                                 Per                                    Per
                                               Share                               Share                                  Share
                        Income     Shares      Amount       Income     Shares      Amount       Income       Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS              $19,629     23,553       $ .83      $14,849     22,382       $ .66       $10,702      22,176       $  .48

Effect of Dilutive
Securities
Restricted stock                       69                                 146                                  203
Stock options                         575                                 341                                  256
                      ---------- ----------- ----------- ----------- ----------- ----------- ------------- ------------ -----------
Diluted EPS            $19,629     24,197       $ .81      $14,849     22,869       $ .65       $10,702     22,635        $  .47
                      ========== =========== =========== =========== =========== =========== ============= ============ ===========




NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $9,133,000 at February 2, 2002 and $5,082,000 at February 3, 2001 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $6,838,000 at February 2, 2002 and $2,552,000 at February 3, 2001 utilized as collateral for its risk management programs.

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

Note 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    First            Second           Third            Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                               ----------------  ---------------  ---------------  ---------------
                                                                      (in thousands, except per share data)
Year Ended February 2, 2002 (1)
Net sales                                                      $  207,359        $ 210,278        $ 219,242        $ 273,952
Gross profit                                                       57,758           56,781           62,038           73,144
Net income                                                          4,159            2,114            5,128            8,228

Net income per share
    Basic                                                            0.18             0.09             0.22             0.34
    Diluted                                                          0.18             0.09             0.22             0.32
Cash dividends paid per share                                        0.05             0.04             0.04             0.04


Year Ended February 3, 2001 (1)

Net sales                                                      $  176,132        $ 180,353        $ 180,141        $ 244,623
Gross profit                                                       48,990           49,060           51,850           65,234
Net income                                                          3,345            1,654            3,829            6,021

Net income per share
    Basic                                                            0.15             0.07             0.17             0.27
    Diluted                                                          0.15             0.07             0.17             0.26
Cash dividends paid per share                                        0.05             0.05             0.05             0.05

(1)  Per share data adjusted for stock split (Note 7).

EXHIBIT 21.1



          FRED'S, INC.

          SUBSIDIARIES OF REGISTRANT

          Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

                  Fred's Stores of Tennessee, Inc.
                  Fred's Capital Management Company
                  Fred's Real Estate and Equipment Management Corporation Fred's Capital Finance, Inc.

EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-68478) and Form S-8 (No. 33-48380 and 33-67606)
of Fred's, Inc. of our report dated March 15, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 15, 2002 relating to the financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Memphis, Tennessee
April 26, 2002