Form 10-Q
period 2002-05-04
FREDS INC
filed 2002-06-14
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the quarterly period ended May 4, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                .
                               ---------------    ---------------


                            Commission file number 001-14565


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


The registrant had 25,550,172 shares of Class A voting, no par value common stock outstanding as of June 7, 2002.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 4, 2002 and February 2, 2002                                          3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 4, 2002
     and May 5, 2001                                                           4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 4, 2002
     and May 5, 2001                                                           5

    Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                     7 - 10

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                            9

Part II - Other Information                                                   11
---------------------------

Signatures                                                                    12
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                  May 4,        February 2,
                                                                   2002            2002
                                                                   ----            ----
ASSETS:
Current assets:
      Cash and cash equivalents                                   $19,424        $15,906
      Receivables, less allowance for doubtful
      Accounts of $663 ($657 at February 2, 2002)                  16,072         15,705
      Inventories                                                 169,675        163,560
      Deferred income taxes                                         1,316          1,790
      Other current assets                                          3,866          2,499
                                                                    -----          -----
           Total current assets                                   210,353        199,460
      Property and equipment, at depreciated cost                  82,791         78,225
      Equipment under capital leases, less accumulated
       amortization of $1,990 ($1,849 at February 2,2002)           1,392          1,533
      Other noncurrent assets                                       4,652          4,841
                                                                    -----          -----
           Total assets                                          $299,188       $284,059
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $48,048        $43,747
      Current portion of indebtedness                                 563            562
      Current portion of capital lease obligations                    667            678
      Accrued liabilities                                          13,941         14,228
      Income taxes payable                                          2,914          1,866
                                                                    -----          -----
           Total current liabilities                               66,133         61,081
                                                                   ------         ------

Long term portion of indebtedness                                       -            141
Deferred tax liability                                                696            696
Capital lease obligations                                           1,030          1,179
Other noncurrent liabilities                                        2,155          2,055
                                                                    -----          -----
           Total liabilities                                       70,014         65,152
                                                                   ------         ------
Shareholders' equity:
      Common stock, Class A voting, no par value,
         25,539,313 shares issued and outstanding
         (25,361,112 shares at February 2, 2002)                  115,280        110,508
      Retained earnings                                           113,953        108,462
      Deferred compensation on restricted
         Stock incentive plan                                         (59)           (63)
                                                                  -------        -------
           Total shareholders' equity                             229,174        218,907
                                                                  -------        -------
      Total liabilities and shareholders equity                  $299,188       $284,059
                                                                 ========       ========


         See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                           Thirteen Weeks Ended
                                                                      May 4,                 May 5,
                                                                       2002                   2001
                                                                     --------               --------
Net Sales                                                               $258,427            $207,359
Cost of goods sold                                                       189,002             149,601
                                                                         -------             -------
     Gross Profit                                                         69,425              57,758
Selling, general and administrative
  Expenses                                                                60,012              50,721
                                                                          ------              ------
     Operating income                                                      9,413               7,037
Interest (income) expense                                                   (74)                 630
                                                                          ------               -----
     Income before income taxes                                            9,487               6,407
Provision for income taxes                                                 3,212               2,248
                                                                           -----               -----
Net income                                                                $6,275              $4,159
                                                                          ======              ======
Net income per share:
     Basic                                                                 $ .25               $ .18
                                                                           =====               =====
     Diluted                                                               $ .24               $ .18
                                                                           =====               =====
Weighed average shares outstanding:
     Basic                                                                25,358              22,530
     Effect of diluted stock options                                         747                 540
                                                                          ------              ------
     Diluted                                                              26,105              23,070
                                                                          ======              ======


*  All  share  and  per  share   amounts  have  been  adjusted  to  reflect  the
distributions   of  a  five-for-four   stock  split  on  June  18,  2001  and  a
three-for-two stock split on February 1, 2002.


         See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                 Thirteen Weeks Ended
                                                                                 May 4,          May 5,
                                                                                  2002            2001
                                                                                  ----            ----
Cash flows from operating activities:
    Net income                                                                  $6,275           $4,159
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                              4,958            4,110
      Provision for uncollectible receivables                                        6             (165)
      Lifo reserve                                                                 300              200
      Deferred income taxes                                                        474              320
      Amortization of deferred compensation on
        restricted stock incentive plan                                              4               34
    Tax benefit upon exercise of stock options                                     690               --
(Increase)decrease in assets:
           Receivables                                                            (373)             991
         Inventories                                                            (6,415)         (10,207)
           Other assets                                                         (1,367)            (103)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                   4,014             (973)
      Income taxes payable                                                       1,048           (1,243)
      Other noncurrent liabilities                                                 100               19
                                                                               -------            -----
      Net cash provided by (used in) operating
        activities                                                               9,714           (2,858)
                                                                               -------           ------
Cash flows from investing activities:
    Capital expenditures                                                        (8,896)          (4,682)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                      (298)            (383)
                                                                                  ----             ----
Net cash used in investing activities                                           (9,194)          (5,065)
                                                                                ------           ------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                                                 (300)            (662)
    Proceeds from revolving line of credit,
      net of payments                                                               --            8,931
    Proceeds from exercise of options                                              545              293
    Proceeds from sale of additional shares                                      3,537               --
  Cash dividends paid                                                             (784)            (603)
Net cash provided by financing activities                                        2,998            7,959
                                                                                 -----            -----
    Increase in cash and cash equivalents                                        3,518               36
Beginning of period cash and cash equivalents                                   15,906            2,569
                                                                                ------            -----
End of period cash and cash equivalents                                        $19,424           $2,605
                                                                               =======           ======
Supplemental disclosures of cash flow information:
    Interest (received) paid                                                     ($ 81)            $361
                                                                                 =====             ====
    Income taxes paid                                                           $3,500             $---
                                                                                ======             ====
Non cash investing and financing activities:
  Assets acquired through capital lease obligations                               $---             $344
                                                                                  ====             ====

         See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION
--------------------------------------------------------------------------------
         Fred's, Inc. ("We", "Our" or "Us") operates 373 discount general merchandise stores, including 26 franchised Fred's stores, in thirteen states in the southeastern United States. Two hundred and three of the stores have full service pharmacies.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments
(consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2002 incorporated into Our Annual Report on Form 10-K.

         The results of operations for the thirteen-week period ended May 4, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain prior quarter amounts have been reclassified to conform to the 2002 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

         Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 18% of the retail inventories at May 4, 2002, cost was determined using the LIFO (last-in, first-out) method. The current cost of pharmacy inventories exceeded the LIFO cost by approximately $4,903,000 and $4,603,000 at May 4, 2002 and February 2, 2002, respectively.

         LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.











                  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------
        Our business is subject to seasonal influences, but has tended to experience less seasonal fluctuation than many other retailers due to the mix of everyday basic merchandise and pharmacy business. The fourth quarter is typically the most profitable quarter because it includes the Christmas selling season. The overall strength of the fourth quarter is partially mitigated, however, by the inclusion of the month of January, which is generally the least profitable month of the year.

        The impact of inflation on labor and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to the federal minimum wage and, accordingly, any increase affects us. In addition, payroll taxes, employee benefits and other employee-related costs continue to increase. Occupancy costs, including rent, maintenance, taxes and insurance, also continue to rise. We believe that maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
         Thirteen Weeks Ended May 4, 2002 and May 5, 2001
         Net sales  increased to $258.4  million in 2002 from $207.4  million in
         2001, an increase of $51.0 million or 24.6%. The increase was attributable to comparable store sales increases of 14.5% ($28.6 million) and sales by stores not yet included as comparable stores ($21.8 million). Sales to franchisees increased $.6 million in 2002. The sales mix for the period was 48.0% Hardlines, 35.2% Pharmacy, 13.3% Softlines, and 3.5% Franchise. This compares with 48.2% Hardlines, 36.2% Pharmacy, 11.9% Softlines, and 3.7% Franchise for the same period last year.

         Gross profit decreased to 26.9% of sales in 2002 compared with 27.9% of sales in the prior-year period. Gross profit margins decreased as a result of increased promotions to drive higher customer traffic together with greater pricing pressure on the pharmacy department sales.

         Selling, general and administrative expenses increased to $60.0 million in 2002 from $50.7 million in 2001. As a percentage of sales, expenses decreased to 23.2% of sales compared to 24.5% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity, stabilization of utility prices when compared to last year and control of labor costs. In the first quarter, we increased reserves for insurance claims to reflect rising insurance cost and internal growth causing an additional 30 basis points increase in selling, general, and administrative expenses as a percent of sales. We do not anticipate additional increases in insurance reserves that would affect earnings in future quarters beyond amounts currently projected.

         For the first quarter of 2002 we earned interest income of $.1 million as compared to interest expense of $.6 million last year. The difference is primarily resulting from the benefit of our public offering of stock in September 2001.

         For the first quarter, the effective income tax rate was 33.9% as a result of the income tax benefits received from the Economic Stimulus Act that was passed after September 11, 2001. The majority of the benefit was a cash flow versus income statement effect but the effect on income for the quarter was approximately $120,000.
--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
         Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

         Cash flows provided by operating activities totaled $9.7 million during the thirteen-week period ended May 4, 2002. Cash was primarily used to increase inventories by approximately $6.4 million in the first quarter of 2002. This increase was primarily attributable to 20 new stores in the first quarter of 2002. Accounts payable increased approximately $4.0 million during the first quarter of 2002.

         Cash flows used in investing activities totaled $9.2 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($7.4 million) and expenditures for the new distribution center to be constructed in Dublin, Georgia ($1.8 million). During the first quarter, we opened 20 stores and 2 pharmacies. We expect to open 10 to 15 stores in the second quarter and approximately 55 to 60 stores for the year. Our capital expenditure plan for 2002 is in the $20 million dollar range for store and pharmacy expansion and will approximate depreciation expense for the year. Our capital expenditure plans for the new distribution center is in the $25 million dollar range.

         Cash flows provided by financing activities totaled $3.0 million and included $3.5 million from proceeds of additional shares sold to fund the accelerated store and pharmacy growth and the new distribution center.

         On April 3, 2000, we entered into a new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to March 31, 2004. There were no borrowings outstanding under the Agreement at May 4, 2002 and the borrowings outstanding under the Agreement at May 5, 2001 totaled $31,554,000.

         On April 23, 1999, we entered into a Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement provided us with a four-year unsecured term loan of $2.3 million to finance the replacement of our mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, we are required to maintain specified debt service levels. There were $562,500 and $1,125,000 borrowings outstanding under the Loan Agreement at May 4, 2002 and May 5, 2001, respectively.

         On May 5, 1998, we entered into a Loan Agreement (the "Term Loan Agreement") with a bank. The Term Loan Agreement provided us with an unsecured term loan of $12 million to finance the modernization and automation of our distribution center and corporate facilities. The Term Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. We used the proceeds of our September 2001 public offering to pay off the Term Loan Agreement and the borrowings outstanding under the Term Loan Agreement at May 5, 2001 totaled $8,365,000.

         We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------
         Beginning fiscal year 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. This Statement supersedes SFAS No. 121,Accounting for the Impairment of long-lived Assets to Be Disposed of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------
         We have no holdings of derivative financial or commodity instruments as of May 4, 2002. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.













--------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------
         Statements, other than those based on historical facts that the we expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including:

         o Economic and weather conditions which affect buying patterns of our customers;

         o        Changes in consumer  spending  and our  ability to  anticipate
                  buying   patterns   and   implement    appropriate   inventory
                  strategies;

         o        Continued availability of capital and financing;

         o        Competitive factors;

         o        Changes in reimbursement practices for pharmaceuticals;

         o        Governmental regulation;

         o        Increases in fuel and utility rates; and

         o        Other factors affecting business beyond our control.

         Consequently, all of the forward-looking statements are qualified by this cautionary statement and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on our business or operations. Actual results, performance or achievements can differ materially from results suggested by this forward-looking statement because of a variety of factors. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                 Not Applicable.

Item 3.       Defaults Upon Senior Securities

                 Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

                    Not Applicable.

Item 5.       Other Information

                  On May 29, 2002, a portion of the Company's workers in its Memphis distribution center voted for the Union of Needletrades, Industrial and Textile Employees ("UNITE") as its representative, which is under appeal at this time. The Company does not anticipate this representation will have a material effect upon the Company's results of operations.



Item 6.       Exhibits and Reports on Form 8-K/A

                  Exhibits:
                                    10.24  Second  Loan  modification  agreement
                                    dated April 30, 2002 (modifies The Revolving
                                    Loan and  Credit  Agreement  dated  April 3,
                                    2000)


               Reports on Form 8-K:

                           Current  report  on  Form  8-K  dated  May  14,  2002
                  announcing changes in certifying accountants.

                           Amended  report  on  Form  8-K  dated  May  15,  2002
                  announcing changes in certifying accountants.











                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FRED'S, INC.

Date:  June 14, 2002                      /s/ Michael J. Hayes
--------------------                      -----------------------------------
                                             Michael J. Hayes
                                             Chief Executive Officer


Date:  June 14, 2002                      /s/ Jerry A. Shore
--------------------                      -----------------------------------
                                             Jerry A. Shore
                                             Chief Financial Officer

                                                                   Exhibit 10.24

                          SECOND MODIFICATION AGREEMENT
                   OF THE REVOLVING LOAN AND CREDIT AGREEMENT

         THIS SECOND MODIFICATION AGREEMENT OF THE REVOLVING LOAN AND CREDIT AGREEMENT (hereafter the "Second Modification") made and entered into this 30th day of April, 2002, to be effective as of the 30th day of April, 2002, by and between UNION PLANTERS BANK NATIONAL ASSOCIATION, a national banking association with its principal office at 6200 Poplar Avenue, Memphis, Tennessee ("Lender"), SUNTRUST BANK, a Georgia banking corporation with its principal office at 6410 Poplar Avenue, Suite 320, Memphis, Tennessee (the "Documentation Agent"), and FRED'S, INC., a Tennessee corporation having its principal offices at 4300 New Getwell Road, Memphis, Tennessee (the "Borrower").

         WHEREAS, Borrower is justly indebted to Lender for Advances made to Borrower evidenced by that certain Promissory Note dated April 3, 2000 (the "Note"), in the original principal amount of Forty Million Dollars ($40,000,000) and that Certain Agreement dated March 28, 2000 effective April 3, 2000 (herein the "Credit Agreement") providing for advances up to a maximum of Forty Million Dollars ($40,000,000); and

         WHEREAS, Borrower and Lender entered into a Modification Agreement (the "First Modification") dated May 26, 2000, providing, among other things, that the Note, originally payable on demand, would mature and be due and payable on April 3, 2003; and

         WHEREAS, Borrower has requested Lender and Documentation Agent to extend the Maturity Date, as defined in Section 2.1 of the Credit Agreement, by one (1) year calendar year; and

         WHEREAS, Borrower has requested Lender and Documentation Agent to extend the maturity date of the Note by one (1) calendar year.

         NOW THEREFORE,  in  consideration of the premises and of other good and
valuable   consideration,   the   adequacy  and  receipt  of  which  are  hereby
acknowledged, the parties hereto agree as follows:

1. Modification of Credit Facility: Borrower, Lender and Documentation Agent each agree that the phrase "`Maturity Date' means March 31, 2003" is hereby stricken from the Credit Agreement and the Credit Agreement is hereby amended and restated to insert in place of the above stricken phrase the following: "`Maturity Date' means March 31, 2004."

2. Modification of Note: Borrower, Lender and Documentation Agent each agree that the outstanding principal balance of the Note and accrued but unpaid interest shall be due and payable on March 31, 2004.
         Interest on the outstanding principal balance shall accrue and be payable as provided in the Credit Agreement.

3. Notation: Lender and Documentation Agent covenant and agree to make a notation upon their respective records showing that the Note and Agreement has been modified as set forth herein.

4. Continuation of Terms. All of the terms, covenants and conditions of the Note, as modified by the First Modification, and the Credit Agreement or any other document executed in connection therewith, are, to the extent not inconsistent with the terms herein, hereby incorporated herein by reference. It is expressly understood and agreed that the terms, covenants and conditions of all instruments evidencing or securing the indebtedness evidenced by the Note shall remain in full force and effect, and shall in no manner be affected by the execution of this Second Modification except as the same are expressly modified herein.

5. No Discharge. The execution and delivery of this Second Modification does not discharge the obligors, sureties, endorsers or guarantors of the Note, and all rights of the Lender against any and all of same are expressly reserved.

6. Successors in Interest. This Second Modification shall be binding upon and inure to the benefit of the parties hereto, their respective successors and assigns, transferrees and grantees.

7. Governing Law: This Second Modification shall be construed in accordance with the laws of the State of Tennessee and the parties hereto subject themselves to the jurisdiction of Tennessee and venue of the Courts of Shelby County, Tennessee for the resolution of any dispute hereunder.

8. Undefined Terms: All capitalized terms not defined herein shall have the same definitions as set forth in the Agreement.

         IN WITNESS WHEREOF, the parties have executed this Second Modification Agreement of the Revolving Loan and Credit Agreement as of the day and year first above written.

                                  BORROWER:

                                  FRED'S INC., a Tennessee corporation



                                  By:/s/ Jerry A. Shore
                                  ---------------------
                                  Name:Jerry A. Shore
                                  Title:Chief Finanical Officer


                                  LENDER:

                                  UNION PLANTERS BANK NATIONAL ASSOCIATION



                                  By: /s/ B. Gordin McMurtry
                                  --------------------------
                                  Name: B. Gordin Murtry
                                  Title: Senior Vice President




                                  DOCUMENTATION AGENT:

                                  SUNTRUST BANK, a Georgia banking corporation


                                  By:/s/ Bryan W. Ford
                                  --------------------
                                  Name: Bryan W. Ford
                                  Title: Director

STATE OF Tennessee
COUNTY OF Shelby


         Before me personally appeared B. Gordin McMurtry, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath acknowledged himself to be an officer of UNION PLANTERS BANK NATIONAL ASSOCIATION, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purposes therein contained by signing the name of the bank by himself as such officer.

         WITNESS MY HAND AND OFFICIAL SEAL at office, on this 30th day of April, 2002.

                               /s/ Shernice Churry
                               -------------------
                                  Notary Public
My Commission Expires:
Oct. 26, 2004
-------------


STATE OF Tennessee
COUNTY OF Shelby


         Before me personally appeared Jerry A. Shore, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath acknowledged himself to be the Chief Financial Officer of FRED'S, INC., a Tennessee corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purposes therein contained by signing the name of the bank by himself as such officer.

         WITNESS MY HAND AND OFFICIAL SEAL at office, on this 3rd day of May, 2002.

                                                     /s/ Merle S. McGruder
                                                     ---------------------
                                                          Notary Public
My Commission Expires:
April 13, 2004
--------------


STATE OF Tennessee
COUNTY OF Shelby


         Before me personally appeared Bryan W. Ford, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath acknowledged himself to be an Director of SUNTRUST BANK, a Georgia banking corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purposes therein contained by signing the name of the bank by himself as such officer.

         WITNESS MY HAND AND OFFICIAL SEAL at office, on this 30th day of April, 2002.

                               /s/ Shernice Churry
                               -------------------
                                  Notary Public
My Commission Expires:
Oct. 26, 2004
-------------