Form 10-Q
period 2002-08-03
FREDS INC
filed 2002-09-11
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the quarterly period ended August 3, 2002.

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
Yes      X        No
    -----------      -----------


The registrant had 25,627,141 shares of Class A voting, no par value common stock outstanding as of September 6, 2002.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 3, 2002 and February 2, 2002                                       3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended August 3, 2002
     and August 4, 2001 and the Twenty-Six Weeks
     Ended August 3, 2002 and August 4, 2001                                   4

    Consolidated Statements of Cash Flows
     for the Twenty-Six Weeks Ended August 3, 2002
     and August 4, 2001                                                        5

    Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                       7 - 10

  Item 3 - Quantitative and Qualitative Disclosure
              about Market Risk                                               10

Part II - Other Information                                                   12
---------------------------

Signatures                                                                    13
----------

Certifications
--------------

     Certification of the Chief Executive Officer Pursuant to Section 302 of
     the Sarbanes-Oxley Act of 2002                                           14

     Certification of the Chief Executive Officer Pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002                                           15

     Certification of the Chief Financial Officer Pursuant to Section 302 of
     the Sarbanes-Oxley Act of 2002                                           16

     Certification of the Chief Financial Officer Pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002                                           17

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)


                                                          August 3,          February 2,
                                                           2002                  2002
                                                     -------------          ------------
ASSETS:
Current assets:
      Cash and cash equivalents                             $2,593               $15,906
      Receivables, less allowance for doubtful
       accounts of $615 ($657 at February 2, 2002)          15,381                15,705
      Inventories                                          183,003               163,560
      Deferred income taxes                                  1,034                 1,790
      Other current assets                                   3,533                 2,499
                                                     -------------         -------------
           Total current assets                            205,544               199,460
      Property and equipment, at depreciated cost           88,838                78,225
      Equipment under capital leases, less accumulated
       amortization of $2,149 ($1,849 at February 2,2002)    2,563                 1,533
      Other noncurrent assets                                4,962                 4,841
                                                     -------------         -------------
           Total assets                                   $301,907              $284,059
                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $43,437               $43,747
      Current portion of indebtedness                          422                   562
      Current portion of capital lease obligations             742                   678
      Accrued liabilities                                   14,696                14,228
      Income taxes payable                                   1,407                 1,866
                                                     -------------         -------------
           Total current liabilities                        60,704                61,081
                                                     -------------         -------------

Long term portion of indebtedness                            2,705                   141
Deferred tax liability                                         696                   696
Capital lease obligations                                    2,106                 1,179
Other noncurrent liabilities                                 2,255                 2,055
                                                     -------------         -------------
           Total liabilities                                68,466                65,152
                                                     -------------         -------------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         25,620,577 shares issued and outstanding
         (25,361,112 shares at February 2, 2002)           116,627               110,508
      Retained earnings                                    116,854               108,462
      Deferred compensation on restricted
       stock incentive plan                                    (40)                  (63)
                                                     -------------         -------------
           Total shareholders' equity                      233,441               218,907
                                                     -------------         -------------

      Total liabilities and shareholders' equity          $301,907              $284,059
                                                     =============         =============


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                           Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                          ----------------------          ----------------------
                                          August 3,     August 4,         August 3,    August 4,
                                            2002        2001                2002          2001
                                          ----------------------          ----------------------
Net sales                                 $256,470      $210,278          $514,897     $417,637
Cost of goods sold                         186,832       153,497           375,834      303,098
                                           -------       -------           -------      -------
  Gross profit                              69,638        56,781           139,063      114,539
Selling, general and
 administrative expenses                    63,990        52,817           124,002      103,538
                                           -------       -------           -------      -------
  Operating income                           5,648         3,964            15,061       11,001
Interest expense (income),net                    7           706               (67)       1,336
                                           -------       -------           -------      -------
  Income before income taxes                 5,641         3,258            15,128        9,665
Provision for income taxes                   1,974         1,144             5,186        3,392
                                           -------       -------           -------      -------
Net income                                $  3,667      $  2,114          $  9,942     $  6,273
                                          ========      ========          ========     ========
Net income per share
  * Basic                                      .14      $    .09          $    .39     $    .28
                                          ========      ========          ========     ========
  * Diluted                                    .14      $    .09          $    .38     $    .27
                                          ========      ========          ========     ========
Weighted average shares outstanding
  * Basic                                   25,486        22,659            25,422       22,584
                                          ========      ========          ========     ========
  * Diluted                                 26,111        22,902            26,109       23,228
                                          ========      ========          ========     ========
    Dividends per share                        .03          .027               .03         .027
                                          ========      ========          ========     ========



* All share and per share amounts have been adjusted to reflect the distribution of a three-for-two stock split on February 1, 2002.



          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                           Twenty-Six Weeks Ended
                                                           ----------------------
                                                          August 3,       August 4,
                                                            2002            2001
                                                            ----            ----
Cash flows from operating activities:
    Net income                                              $9,942          $6,273
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                         10,107           8,518
      Provision for uncollectible receivables                  (42)             --
      Lifo reserve                                             600             400
      Deferred income taxes                                    756             483
      Tax benefit on exercise of stock options               1,305             397
      Amortization of deferred compensation on
        restricted stock incentive plan                         23              69
    Cancellation of restricted stock                            --             (21)
     (Increase)decrease in assets:
           Receivables                                         366           3,527
         Inventories                                       (20,043)        (10,559)
           Other assets                                     (1,034)            253
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                 158            (758)
      Income taxes payable                                    (459)         (3,160)
      Other noncurrent liabilities                             200              28
                                                            ------           -----
    Net cash provided by operating activities                1,879           5,450
                                                            ------           -----
Cash flows from investing activities:
    Capital expenditures                                   (19,431)         (9,673)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                (1,110)           (383)
                                                           -------           -----
Net cash used in investing activities                      (20,541)        (10,056)
                                                           -------         -------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                             (479)         (1,343)
    Proceeds from revolving line of credit,
      net of payments                                        2,564           5,281
    Proceeds from exercise of options                        1,277           1,238
    Proceeds from sale of additional shares                  3,537              --
  Cash dividends paid                                       (1,550)         (1,211)
                                                            ------          ------
Net cash provided by financing activities                    5,349           3,965
    Decrease in cash and cash equivalents                  (13,313)           (641)
Beginning of period cash and cash equivalents               15,906           2,569
                                                            ------           -----
End of period cash and cash equivalents                     $2,593          $1,928
                                                            ======          ======
Supplemental disclosures of cash flow information:
    Interest (received) paid                                 ($ 49)         $1,223
                                                             =====          ======
    Income taxes paid                                       $6,300          $5,700
                                                            ======          ======
Non cash investing and financing activities:
  Assets acquired through capital lease obligations         $1,330            $691
                                                            ======           =====
    Common stock issued for acquisition                       $---            $596
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

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

         Fred's, Inc. ("We", "Our" or "Us") operates 410 discount general merchandise stores, including 26 franchised Fred's stores, in fourteen states in the southeastern United States. Two hundred and nine of the stores have full service pharmacies.

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

         The results of operations for the twenty-six week period ended August 3, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain prior quarter amounts have been reclassified to conform to the 2002 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

         Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 18% of the retail inventories at August 3, 2002, cost was determined using the LIFO (last-in, first-out) method. The current cost of pharmacy inventories exceeded the LIFO cost by approximately $5,203,000 and $4,603,000 at August 3, 2002 and February 2, 2002, respectively.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended August 3, 2002 and August 4, 2001
------------------------------------------------------
Net sales increased to $256.5 million in 2002 from $210.3 million in 2001, an increase of $46.2 million or 22.0%. The increase was attributable to comparable store sales increases of 12.2% ($24.7 million) and sales by stores not yet included as comparable stores ($20.8 million). Sales to franchisees increased $.7 million in 2002. The sales mix for the period was 49.4% Hardlines, 34.0% Pharmacy, 13.3% Softlines, and 3.3% Franchise. This compares with 50.1% Hardlines, 34.7% Pharmacy, 11.6% Softlines, and 3.6% Franchise for the same period last year.

Gross profit increased to 27.2% of sales in 2002 compared with 27.0% of sales in the prior-year period. Gross profit margin increased as a result of better pharmacy department initial margins resulting from the mix of generic drugs to brand name drug sales.

Selling, general and administrative expenses increased to $64.0 million in 2002 from $52.8 million in 2001. As a percentage of sales, expenses decreased to 25.0% of sales compared to 25.1% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity and the control of labor cost.

During the quarter interest expense decreased by $.7 million when compared to 2001, reflecting the benefit of our public offering of stock in September 2001.

Twenty-six Weeks Ended August 3, 2002 and August 4, 2001
--------------------------------------------------------
Net sales increased to $514.9 million in 2002 from $417.6 million in 2001, an increase of $97.3 million or 23.3%. The increase was attributable to comparable store sales increases of 13.3% ($53.2 million) and sales by stores not yet included as comparable stores ($42.8 million). Sales to franchisees increased $1.3 million in 2002. The sales mix for the period was 48.7% Hardlines, 34.6% Pharmacy, 13.3% Softlines, and 3.4% Franchise. This compares with 49.2% Hardlines, 35.5% Pharmacy, 11.7% Softlines, and 3.6% Franchise for the same period last year.

Gross profit decreased to 27.0% of sales in 2002 compared with 27.4% of sales in the prior-year period. Gross profit margins decreased as a result of increased promotions to drive higher customer traffic during the first quarter together with greater pricing pressure on the pharmacy department sales.

Selling, general and administrative expenses increased to $124.0 million in 2002 from $103.5 million in 2001. As a percentage of sales, expenses decreased to 24.1% of sales compared to 24.8% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity and labor cost controls. In the first quarter, we increased reserves for insurance claims to reflect rising insurance cost and internal growth causing an additional 30 basis points increase in selling, general, and administrative expenses as a percent of sales for that quarter.

For the first six months of 2002, we earned interest income of $.1 million as compared to interest expense of $1.3 million last year. The difference is primarily resulting from the benefit of our public offering of stock in September 2001 as well as managing the working capital generated from operations.

For the first six months of 2002, the effective income tax rate was 34.3% as a result of the income tax benefits received from the Economic Stimulus Act that was passed after September 11, 2001.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $1.9 million during the twenty-six week period ended August 3, 2002. Cash was primarily used to increase inventories by approximately $20.0 million in the first six months of 2002. This increase was primarily attributable to 31 new stores in the first six months of 2002. Accounts payable increased approximately $.2 million during the first six months of 2002.

Cash flows used in investing activities totaled $20.5 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($16.5 million) and expenditures for the new distribution center to be constructed in Dublin, Georgia ($4.0 million). During the first six months, we opened 31 stores and 7 pharmacies. We expect to open 15 to 20 stores in the third quarter and approximately 55 to 60 stores for the year. Our capital expenditure plan for 2002 is in the $20 million dollar range for store and pharmacy expansion and will approximate depreciation expense for the year. Our capital expenditure plans for the new distribution center is in the $25 million dollar range.

Cash flows provided by financing activities totaled $5.3 million and included $3.5 million from proceeds of additional shares sold to fund the accelerated store and pharmacy growth and the new distribution center.

On April 3, 2000, we entered into a new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to March 31, 2004. The borrowings outstanding under the Agreement at August 3, 2002 totaled $2.7 million and the borrowings outstanding under the Agreement at August 4, 2001 totaled $27.9 million.

On April 23, 1999, we entered into a Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement provided us with a four-year unsecured term loan of $2.3 million to finance the replacement of our mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, we are required to maintain specified debt service levels. There were $.4 million and $1.0 million borrowings outstanding under the Loan Agreement at August 3, 2002 and August 4, 2001, respectively.

On May 5, 1998, we entered into a Loan Agreement (the "Term Loan Agreement") with a bank. The Term Loan Agreement provided us with an unsecured term loan of $12 million to finance the modernization and automation of our distribution center and corporate facilities. The Term Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. We used the proceeds of our September 2001 public offering to pay off the Term Loan Agreement and the borrowings outstanding under the Term Loan Agreement at August 4, 2001 totaled $8.0 million.

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

--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Cost Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain cost incurred in a restructuring)." This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of this statement will not have a material impact on its financial position or results of operation.

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

--------------------------------------------------------------------------------
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have no holdings of derivative financial or commodity instruments as of August 3, 2002. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 26, 2002. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, and Thomas H. Tashjian were elected to continue as directors of the Company. The shareholders also ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending February 1, 2003. The shareholders also approved the amendment to the Company's charter increasing the authorized shares and the adoption of the 2002 Long Term Incentive Plan and ratify the grants thereunder.

         The results of the voting were as follows:

                                                                                Abstain/
                                                   For    Against    Withheld   Broker Non-Vote
                                                   ---    -------    --------   ---------------

         Election of Directors:
           Michael J. Hayes                 18,387,031              3,663,179        3,489,103
           John R. Eisenman                 21,873,863                176,347        3,489,103
           Roger T. Knox                    21,873,836                176,374        3,489,103
           John D. Reier                    18,388,665              3,661,545        3,489,103
           Thomas H. Tashjian               21,873,836                176,374        3,489,103

         Appointment of
         Ernst & Young LLP:                 21,645,920    363,128                    3,530,265

         Approval of amendment to increase authorized shares:
                                            14,855,227  7,140,018                    3,544,068

         Approval of 2002 Long Term Incentive Plan and ratify grants:
                                            13,647,679  4,438,360                    7,453,274

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

                                          FRED'S, INC.

                                          /s/Michael J. Hayes
                                          ------------------------------
                                          Michael J. Hayes
Date:  September 11, 2002                 Chief Executive Officer
-------------------------




                                          /s/Jerry A. Shore
                                          ------------------------------
                                          Jerry A. Shore
Date:  September 11, 2002                 Chief Financial Officer
-------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael J. Hayes, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fred's, Inc. ("Fred's");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fred's as of, and for, the periods presented in this quarterly report.




Date: September 11, 2002                        /s/ Michael J. Hayes
                                                --------------------------------
                                                Michael J. Hayes
                                                Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10-Q of Fred's, Inc. I, Michael
J. Hayes, Chief Executive Officer of Fred's, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.


Date: September 11, 2002                        /s/ Michael J. Hayes
                                                --------------------------------
                                                Michael J. Hayes
                                                Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jerry A. Shore, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fred's, Inc. ("Fred's");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fred's as of, and for, the periods presented in this quarterly report.




Date September 11, 2002                         /s/ Jerry A. Shore
                                                --------------------------------
                                                Jerry A. Shore
                                                Executive Vice President and
                                                Chief Financial Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

In connection with this quarterly  report on Form 10-Q of Fred's,  Inc. I, Jerry
A. Shore, Executive Vice President and Chief Financial Officer of Fred's, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.



Date September 11, 2002                         /s/ Jerry A. Shore
                                                --------------------------------
                                                Jerry A. Shore
                                                Executive Vice President and
                                                Chief Financial Officer