Form 10-K/A
period 2002-02-02
FREDS INC
filed 2002-11-15
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 2, 2002


                         Commission File Number 1-14565

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Fred's, Inc.(the "Company") for the fiscal year ended February 02, 2002 is being filed to amend the list of exhibits filed in Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) pursuant to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, and to include additional portions of the Company's 2001 Annual Report to Shareholders for the year ended February 2, 2002 as Exhibit 13.2.
                                     PART IV

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

         10.2 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

         10.3 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

         10.4* Incentive Stock Option Plan dated as of December 22, 1986 [incorporated herein by reference to Exhibit 10.11 to the Form S-1].

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

         10.7* 1993 Long Term Incentive Plan dated as of January 21, 1993 [Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].

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

         13.1 Annual report to shareholders for the year ended February 2, 2002 (to the extent incorporated herein by reference).

         13.2** Management's Discussion and Analysis from the Company's Annual report to shareholders for the year ended February 2, 2002.

         21.1     Subsidiaries of Registrant

         23.1     Consent of PricewaterhouseCoopers LLP

         *        Management Compensatory Plan
         **       Filed herewithin

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of October, 2002.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of October, 2002.

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

         /s/ Roger T. Knox                           Director
         --------------------------
         Roger T. Knox

         /s/ John R. Eisenman                        Director
         --------------------------
         John R. Eisenman

         /s/ John D. Reier                           Director
         --------------------------
         John D. Reier

         /s/ Thomas H. Tashjian                      Director
         --------------------------
         Thomas H. Tashjian

Exhibit 13.2
FRED'S INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
FISCAL 2001

Selected Financial Data
(dollars in thousands, except per share amounts)


                                                      2001         2000(1)        1999         1998(2)          1997
                                                      ----         -------        ----         -------          ----
Statement of Income Data:

Net sales                                             $910,831     $781,249     $665,777     $600,902        $492,236

Operating income                                        31,751       25,720       18,943       14,711          15,511

Income before income taxes                              30,140       22,494       16,439       13,605          15,660

Provision for income taxes                              10,511        7,645        5,737        4,775           5,873

Net income                                              19,629       14,849       10,702        8,830           9,787

Net income per share:(3)
   Basic                                                   .83          .66          .48          .40             .45
   Diluted                                                 .81          .65          .47          .39             .44

Selected Operating Data:

Operating income as a percentage of sales                  3.5%         3.3%         2.9%         2.4%            3.2%

Increase in comparable store sales (4)                    10.5%         9.2%(5)      5.2%         5.6%            8.3%

Stores open at end of period                               353          320          293          283             261

Balance Sheet Data (at period end):

Total assets                                          $284,059     $254,795     $240,222     $220,757        $195,407

Short-term debt (including capital leases)               1,240        2,678       30,736       11,914             214

Long-term debt (including capital leases)                1,320       31,705       11,761       11,821           1,368

Shareholders' equity                                   218,907      159,687      145,913      136,983         129,359

-----------------
(1)      Results for 2000 include 53 weeks.
(2) Results for 1998 include the effect of the 1998 adoption of LIFO for pharmacy inventories.
(3) Adjusted for the 5-for-4 stock split effected on June 18, 2001 and the 3-for-2 stock split effected on February 1, 2002.
(4) A store is first included in the comparable store sales calculation after the end of the twelfth month following the store's grand opening month.
(5) The increase in comparable store sales for 2000 is computed on the same 53-week period for 1999.



Management's Discussion and Analysis

Significant Accounting Policies

The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the consolidated financial statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments, can be found in Note 1 to the consolidated financial statements.

Results of Operations

The following Table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

                                                                      2001        2000       1999
------------------------------------------------------------------------------------------------------
Net sales                                                           100.0%      100.0%     100.0%
 Cost of goods sold                                                  72.6        72.5       71.8
                                                                  ------------------------------------
 Gross profit                                                        27.4        27.5       28.2
 Selling, general and administrative expenses                        23.9        24.2       25.3
                                                                  ------------------------------------
 Operating income                                                     3.5         3.3        2.9
 Interest expense, net                                                0.2         0.4        0.4
                                                                  ------------------------------------
 Income before taxes                                                  3.3         2.9        2.5
 Income taxes                                                         1.1         1.0        0.9
                                                                  ------------------------------------
Net income                                                            2.2%        1.9%       1.6%
                                                                  ------------------------------------


Fiscal 2001 Compared to Fiscal 2000

Sales

Net sales increased 16.6% ($129.6 million) in 2001. Approximately $54.0 million of the increase was attributable to the addition of 33 new or upgraded stores, and 7 pharmacies during 2001, together with the sales of 31 store locations and 16 pharmacies that were opened or upgraded during 2000 and contributed a full year of sales in 2001. During 2001, the Company closed 3 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 10.5% in 2001.

The Company's front store (non-pharmacy) sales increased approximately 15.5% over 2000 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and solid sales increases in categories such as home furnishings, floor coverings, bath, giftware, small appliances, photo finishing, girl's apparel, missy ready-to-wear, infants and toddler apparel, beverages, food and snacks.

Fred's pharmacy sales grew to 34.4% of total sales in 2001 from 33% of total sales in 2000 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 21.2% over 2000, with third party prescription sales representing approximately 85% of total pharmacy sales, compared with 83% of total pharmacy sales in 2000. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, and inflation caused by drug manufacturer increases.

Sales to Fred's 26 franchised locations decreased approximately $.8 million in 2001 and represented 3.7% of the Company's total sales, as compared to 4.0% in 2000. It is anticipated that this category of business will decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross  margin as a  percentage  of sales was 27.4% in 2001  compared to 27.5% in
2000. The decrease in gross margin is a result of margin reduction in the pharmacy department partially offset by margin improvements in general merchandise departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 23.9% of net sales in 2001 compared with 24.2% of net sales in 2000. Labor expenses improved in the stores and pharmacies as a result of the strong sales coupled with store productivity initiatives. Distribution center labor expense also improved as a percentage of volume processed. Corporate communications expense improved as a result of installing new technology that reduced expenses.

Operating Income

Operating income increased approximately $6.0 million or 23.5% to $31.8 million in 2001 from $25.7 million in 2000. Operating income as a percentage of sales increased to 3.5% in 2001 from 3.3% in 2000, due to the above-mentioned reasons.

Interest Expense, Net

Interest expense for 2001 totaled $1.6 million or .2% of sales compared to net interest expense of $3.2 million or .4% of sales in 2000. The significant reduction results from the funds raised from our public offering of 1,585,000 company shares in September 2001(unadjusted for 3-for-2 stock split completed February 1, 2002), lower interest rates, and improved inventory turnover and expense control

Income Taxes

The effective income tax rate increased to 34.9% in 2001 from 34.0% in 2000, due to increased income levels which eliminated the benefit of graduated tax rates.

At February 2, 2002, the Company has certain net operating loss carryforwards which were acquired in reorganizations and purchase transactions which are available to reduce income taxes, subject to usage limitations. These carryforwards total approximately $43.9 million for state income tax purposes, and expire at various times during the period 2003 through 2023. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

Net Income

Net income for 2001 was $19.6 million (or $ .81 per diluted share) or approximately 32.2% higher than the $14.8 million (or $.65 per diluted share) reported in 2000.

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

Net Income

Net income for 2000 was $14.8 million (or $.65 per diluted share) or approximately 39% higher than the $10.7 million (or $.47 per diluted share) reported in 1999.

Liquidity and Capital Resources

Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. In September 2001 the Company raised proceeds of $38.2 million from a secondary offering of 1,585,000 Company shares (unadjusted for 3-for-2 stock split completed February 1, 2002). The Company had working capital of $138.4 million, $110.5 million, and $79.7 million at year-end 2001, 2000 and 1999, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings.

Cash and cash equivalents were $15.9 million at the end of 2001 compared to $2.6 million at year-end 2000. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on amounts and types of investments.

In April, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement. The agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below prime rate or a LIBOR-based rate (weighted average interest rate of 5.2% on 2001 outstanding borrowings). The credit capacity is used to accommodate the Company's continued growth and seasonal inventory needs. Under the most restrictive covenants of the Agreement, we are required to maintain specific shareholders' equity and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The credit commitment extends to April 3, 2003. There were no borrowings outstanding under this agreement at February 2, 2002 and $22.6 million outstanding borrowings at February 3, 2001. The reduction in borrowings from the prior year results from cash flow from current operations, continued focus on asset management, and from the proceeds of the secondary public offering completed during the fiscal year.

In April 1999, the Company entered into a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest at 6.15% per annum and matures on April 15, 2003. At year-end 2001, the outstanding principal balance on the term loan was approximately $ .7 million compared with $1.3 million at year-end 2000.

In May, 1998, the Company and a bank entered into a Loan Agreement (the "Term Loan Agreement"). The Term Loan Agreement provided the Company with an unsecured term loan of $12 million to finance the modernization and automation of the Company's distribution center and corporate facilities. The Term Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. The Company used the proceeds of the public offering to pay off the Agreement and the borrowings outstanding under the Agreement at February 3, 2001 totaled $8.8 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments

As discussed in Note 6 of consolidated financial statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2031. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. The future minimum rental payments under all operating and capital leases as of February 2, 2002 are $87.7 million and $2.4 million, respectively.

As discussed in Note 10 of the consolidated financial statements, the Company had commitments approximating $9.1 million at February 2, 2002 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $6.8 million at February 2, 2002 utilized as collateral for their risk management programs.

Net cash flow provided by operating activities totaled $26.4 million in 2001 compared to $27.1 million in 2000 and cash used in operations of $.8 million in 1999.

In fiscal 2001, cash was primarily used to increase inventories by approximately $14.3 million during the fiscal year. This increase is primarily attributable to our adding 33 new stores, upgrading six stores and adding a net of 4 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $3.5 million due primarily to higher inventory purchases. Income taxes payable decreased by approximately $2.4 million as a result of required income tax payments

Year-end 2000 cash was primarily used to increase inventories by approximately $
8.7 million during the fiscal year. Also, accounts receivable increased $4.6 million due to increased pharmacy sales involving third party carriers. Accounts payable and accrued liabilities increased by $5.1 million due primarily to higher inventory purchases. Income taxes payable increased as a result of tax strategies put in place in prior years that had a favorable effect in 2000.

Year-end 1999 inventory levels were impacted by improved in-stock positions and store and pharmacy growth. Accounts payable were impacted by the accelerated repayment of $7.5 million.

Capital expenditures in 2001 totaled $17.4 million compared with $15.8 million in 2000 and $14.0 million in 1999. The 2001 capital expenditures included approximately $13.5 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies. Approximately $3.8 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 2000 capital expenditures included approximately $12.2 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies. Approximately $3.6 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 1999 capital expenditures included approximately $11.7 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies. Approximately $2.3 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. Cash used for investing activities also includes $1.0 million in 2001, $2.8 million in 2000, and $.8 million in 1999 for the acquisition of customer lists and other pharmacy related items.

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

Cautionary Statement Regarding Forward-looking Information

Statements, other than those based on historical facts that the Company expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including:

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

Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on our business or operations. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements because of a variety of factors. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.