Form 10-Q
period 2002-11-02
FREDS INC
filed 2002-12-17
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 2, 2002.

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
Yes      X        No
    -----------      -----------

Indicate by check mark whether the registrant is an accelerated filer.
Yes      X        No
    -----------      -----------

The registrant had 25,662,535 shares of Class A voting, no par value common stock outstanding as of December 6, 2002.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     November 2, 2002 and February 2, 2002                                   3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended November 2, 2002
     and November 3, 2001 and the Thirty-Nine Weeks
     Ended November 2, 2002 and November 3, 2001                             4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended November 2, 2002
     and November 3, 2001                                                    5

    Notes to Consolidated Financial Statements                               6

  Item 2 - Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                       7 - 11

  Item 3 - Quantitative and Qualitative Disclosure
              about Market Risk                                             10

  Item 4 - Controls and Procedures

Part II - Other Information                                                 12
---------------------------

Signatures                                                                  13
----------

Certifications
--------------

   Certification of the Chief Executive Officer Pursuant to Section 302 of
   the Sarbanes-Oxley Act of 2002                                           15

   Certification of the Chief Executive Officer Pursuant to Section 906 of
   the Sarbanes-Oxley Act of 2002                                           16

   Certification of the Chief Financial Officer Pursuant to Section 302 of
   the Sarbanes-Oxley Act of 2002                                           18

   Certification of the Chief Financial Officer Pursuant to Section 906 of
   the Sarbanes-Oxley Act of 2002                                           19

                                                                               2
                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                   (in thousands, except for number of shares)

                                                         November 2,     February 2,
                                                            2002           2002
                                                     -------------     ------------
ASSETS:
Current assets:
      Cash and cash equivalents                             $2,078          $15,906
      Receivables, less allowance for doubtful
       accounts of $697 ($657 at February 2, 2002)          18,523           15,705
      Inventories                                          218,957          163,560
      Deferred income taxes                                    464            1,790
      Other current assets                                   3,073            2,499
                                                     -------------    -------------
           Total current assets                            243,095          199,460
      Property and equipment, at depreciated cost           96,003           78,225
      Equipment under capital leases, less accumulated
       amortization of $2,346 ($1,849 at February 2,2002)    2,366            1,533
      Other noncurrent assets                                4,721            4,841
                                                     -------------    -------------
           Total assets                                   $346,185         $284,059
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $67,482          $43,747
      Current portion of indebtedness                          281              562
      Current portion of capital lease obligations             656              678
      Accrued liabilities                                   15,549           14,228
      Income taxes payable                                   3,640            1,866
                                                     -------------    -------------
           Total current liabilities                        87,608           61,081

Long term portion of indebtedness                           13,010              141
Deferred tax liability                                         696              696
Capital lease obligations                                    1,981            1,179
Other noncurrent liabilities                                 2,355            2,055
                                                     -------------    -------------
           Total liabilities                               105,650           65,152
                                                     -------------    -------------

Shareholders' equity:
      Common stock, Class A voting, no par value,
         25,649,791 shares issued and outstanding
         (25,361,112 shares at February 2, 2002)           117,083          110,508
      Retained earnings                                    123,495          108,462
      Deferred compensation on restricted
       stock incentive plan                                    (43)            (63)
                                                     -------------    -------------
           Total shareholders' equity                      240,535          218,907
                                                     -------------    -------------

      Total liabilities and shareholders' equity          $346,185         $284,059
                                                     =============    =============

          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                            Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                           ----------------------      ----------------------
                           November 2,   November 3,   November 2,   November 3,
                              2002           2001         2002          2001
                            ----------------------      ----------------------
Net sales                  $263,197      $219,242        $778,094     $636,879
Cost of goods sold          187,203       157,204         563,037      460,302
                            -------       -------         -------      -------
  Gross profit               75,994        62,038         215,057      176,577
Selling, general and
 administrative expenses     64,475        53,697         188,477      157,235
                            -------       -------         -------      -------
  Operating income           11,519         8,341          26,580       19,342
Interest expense, net           121           439              54        1,775
                            -------       -------         -------      -------
  Income before income taxes 11,398         7,902          26,526       17,567
Provision for income taxes    3,990         2,774           9,176        6,166
                            -------       -------         -------      -------
Net income                 $  7,408      $  5,128        $ 17,350     $ 11,401
                           ========      ========        ========     ========
Net income per share
  * Basic                  $    .29      $    .22        $    .68     $    .50
                           ========      ========        ========     ========
  * Diluted                $    .28      $    .21        $    .66     $    .48
                           ========      ========        ========     ========
Weighted average shares outstanding
  * Basic                    25,552        23,750          25,467       22,962
                           ========      ========        ========     ========
  * Diluted                  26,175        23,945          26,166       23,750
                           ========      ========        ========     ========
    Dividends per share    $    .03      $   .027        $    .03     $   .027
                           ========      ========        ========     ========



* All share and per share amounts have been adjusted to reflect the distribution of a three-for-two stock split on February 1, 2002.


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                                            (in thousands)
                                                           Thirty-Nine Weeks Ended
                                                           ----------------------
                                                         November 2,     November 3,
                                                            2002            2001
                                                            ----            ----
Cash flows from operating activities:
    Net income                                             $17,350         $11,401
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                         15,502          13,125
      Provision for uncollectible receivables                   40            (171)
      Lifo reserve                                             900             700
      Deferred income taxes                                  1,326             878
      Tax benefit on exercise of stock options               1,492             610
      Amortization of deferred compensation on
        restricted stock incentive plan                         39             106
    Cancellation of restricted stock                            --             (32)
     (Increase)decrease in assets:
           Receivables                                      (2,858)           (936)
           Inventories                                     (56,297)        (36,170)
           Other assets                                       (573)            (31)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities              25,056          19,844
      Income taxes payable                                   1,774          (1,994)
      Other noncurrent liabilities                             300              40
                                                            ------           -----
    Net cash provided by operating activities                4,051           7,370
                                                            ------           -----
Cash flows from investing activities:
    Capital expenditures                                   (31,289)        (13,436)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                (1,374)           (742)
                                                           -------           -----
Net cash used in investing activities                      (32,663)        (14,178)
                                                           -------         -------
Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                             (972)         (9,597)
    Proceeds from revolving line of credit,
      net of payments                                       13,010         (22,623)
    Proceeds from exercise of options                        1,528           1,905
    Proceeds from sale of additional shares                  3,537          38,088
  Cash dividends paid                                       (2,319)         (1,822)
                                                            ------          ------
Net cash provided by financing activities                   14,784           5,951
                                                            ------          ------
    Decrease in cash and cash equivalents                  (13,828)           (857)
Beginning of period cash and cash equivalents               15,906           2,569
                                                            ------           -----
End of period cash and cash equivalents                     $2,078          $1,712
                                                            ======          ======
Supplemental disclosures of cash flow information:
    Interest paid                                              $30          $1,696
                                                             =====          ======
    Income taxes paid                                       $7,300          $6,700
                                                            ======          ======
Non cash investing and financing activities:
  Assets acquired through capital lease obligations         $1,330            $691
                                                            ======           =====
    Common stock issued for acquisitions                      $---            $937
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

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

         Fred's, Inc. ("We", "Our" or "Us") operates 432 discount general merchandise stores, including 26 franchised Fred's stores, in fourteen states primarily in the Southeastern United States. Two hundred and ten of the stores have full service pharmacies.

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

         The results of operations for the thirty-nine week period ended November 2, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain prior quarter amounts have been reclassified to conform to the 2002 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

         Wholesale inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories, excluding pharmacy inventories, are stated at the lower of cost or market as determined by the retail inventory method. For pharmacy inventories, which comprise approximately 17% of the retail inventories at November 2, 2002, cost was determined using the LIFO (last-in, first-out) method. The current cost of pharmacy inventories exceeded the LIFO cost by approximately $5,503,000 and $4,603,000 at November 2, 2002 and February 2, 2002, respectively.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended November 2, 2002 and November 3, 2001
------------------------------------------------------
Net sales increased to $263.2 million in 2002 from $219.2 million in 2001, an increase of $44.0 million or 20.1%. The increase was attributable to comparable store sales increases of 10.3% ($22.2 million) and sales by stores not yet included as comparable stores ($21.5 million). Sales to franchisees increased $.3 million in 2002. The sales mix for the period was 48.5% Hardlines, 34.8% Pharmacy, 13.3% Softlines, and 3.4% Franchise. This compares with 48.0% Hardlines, 36.1% Pharmacy, 12.1% Softlines, and 3.8% Franchise for the same period last year.

Gross profit increased to 28.9% of sales in 2002 compared with 28.3% of sales in the prior-year period. Gross profit margin increased as a result of higher initial markups in both store and pharmacy departments.

Selling, general and administrative expenses increased to $64.5 million in 2002 from $53.7 million in 2001. As a percentage of sales, expenses were 24.5%, the same as last year. The stabilizing of this percentage results from higher distribution cost this year to support the new store growth. The distribution and transportation cost increased as the Company opened 21 new stores during the quarter. Most of these new locations were in areas that will be served by the new Georgia Distribution Center after its completion. This has added transportation cost in the current year due to the added distance from the Memphis Distribution Center.

During the quarter interest expense decreased by $.3 million when compared to 2001, reflecting the benefit of our public offering of stock in September 2001.

Thirty-nine Weeks Ended November 2, 2002 and November 3, 2001
--------------------------------------------------------
Net sales increased to $778.1 million in 2002 from $636.9 million in 2001, an increase of $141.2 million or 22.2%. The increase was attributable to comparable store sales increases of 12.5% ($77.2 million) and sales by stores not yet included as comparable stores ($62.4 million). Sales to franchisees increased $1.6 million in 2002. The sales mix for the period was 48.6% Hardlines, 34.7% Pharmacy, 13.3% Softlines, and 3.4% Franchise. This compares with 48.2% Hardlines, 36.0% Pharmacy, 11.9% Softlines, and 3.9% Franchise for the same period last year.

Gross profit decreased to 27.6% of sales in 2002 compared with 27.7% of sales in the prior-year period. Gross profit margins decreased as a result of increased promotions to drive higher customer traffic during the first quarter together with greater pricing pressure on the pharmacy department sales. Gross margins have been favorable in the second and third quarters.

Selling, general and administrative expenses increased to $188.5 million in 2002 from $157.2 million in 2001. As a percentage of sales, expenses decreased to 24.2% of sales compared to 24.7% of sales last year. Selling, general and administrative expenses were improved primarily by leveraging the higher sales to improved productivity and labor cost controls. In the first quarter, we increased reserves for insurance claims to reflect rising insurance cost and internal growth causing an additional 30 basis points increase in selling, general, and administrative expenses as a percent of sales for that quarter.

For the first nine months of 2002, interest expense was $.1 million as compared to interest expense of $1.8 million last year. The difference primarily results from the benefit of our public offering of stock in September 2001 as well as our management of the working capital generated from operations.

For the first nine months of 2002, the effective income tax rate was 34.6% as a result of the income tax benefits received from the Economic Stimulus Act that was passed after September 11, 2001.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $4.1 million during the thirty-nine week period ended November 2, 2002. Cash was primarily used to increase inventories by approximately $56.3 million in the first nine months of 2002. This increase was primarily attributable to 52 new stores in the first nine months of 2002. Accounts payable increased approximately $25.1 million during the first nine months of 2002.

Cash flows used in investing activities totaled $32.7 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($18.2 million), for the new distribution center to be constructed in Dublin, Georgia ($10.6 million) and ($2.5 million) additional investment in the Memphis distribution center primarily for expanding the transportation fleet. During the first nine months, we opened 52 stores and 8 pharmacies. We expect to open 60 stores for the year. Our capital expenditure plan for 2002 is in the $20 million dollar range for store and pharmacy expansion and will approximate depreciation expense for the year. Our capital expenditure plan for the new distribution center is in the $35 million dollar range, of which $25 to $28 million is planned in the current year. The new distribution center is currently on plan in regard to budget dollars, completion date, and planning/ preparing for integration with our current distribution system.

Cash flows provided by financing activities totaled $14.8 million and included $3.5 million from proceeds of additional shares sold and $13.0 of borrowings under our revolver to fund the accelerated store and pharmacy growth and the new distribution center.

On April 3, 2000, we entered into a new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to March 31, 2004. The borrowings outstanding under the Agreement at November 2, 2002 totaled $13.0 million and the Company used the proceeds of the public offering to pay down the borrowings at November 3, 2001 to zero.

On April 23, 1999, we entered into a Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement provided us with a four-year unsecured term loan of $2.3 million to finance the replacement of our mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, we are required to maintain specified debt service levels. There were $.3 million and $.8 million borrowings outstanding under the Loan Agreement at November 2, 2002 and November 3, 2001, respectively.

On May 5, 1998, we entered into a Loan Agreement (the "Term Loan Agreement") with a bank. The Term Loan Agreement provided us with an unsecured term loan of $12 million to finance the modernization and automation of our distribution center and corporate facilities. The Term Loan Agreement bore interest of 6.82% per annum and would have matured on November 1, 2005. We used the proceeds of our September 2001 public offering to pay off the Term Loan Agreement prior to November 3, 2001.

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

--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Cost Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of this statement will not have a material impact on its financial position or results of operation.

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

--------------------------------------------------------------------------------
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------
We have no holdings of derivative financial or commodity instruments as of November 2, 2002. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

--------------------------------------------------------------------------------
Item 4 - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------
Statements, other than those based on historical facts that we expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including:

o Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

o Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

o        Continued availability of capital and financing;

o          Competitive factors;

o          Changes in reimbursement practices for pharmaceuticals;

o          Governmental regulation;

o        Increases in fuel and utility rates;

o Timely completion and integration of the Dublin, Georgia distribution center; and

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable.

Item 5.  Other Information

                   On May 29, 2002, a portion of the Company's workers in its
                  Memphis distribution center voted to be represented by a Union, which certification is currently being appealed.
                  The Company does not anticipate this representation will have a material effect upon the Company's results of operations.

Item 6.  Exhibits and Reports on Form 8-K/A

         Exhibits:

         Reports on Form 8-K:

                  Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FRED'S, INC.

 Date:  December 16, 2002                 /s/ Michael J. Hayes
 ------------------------                 ------------------------------
                                          Michael J. Hayes
                                          Chief Executive Officer
                                          -------------------------




 Date:  December 16, 2002                 /s/ Jerry A. Shore
 ------------------------                 ------------------------------
                                          Jerry A. Shore
                                          Chief Financial Officer
                                          -------------------------

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Michael J. Hayes, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Fred's, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 16, 2002                    /s/Michael J. Hayes
                                           -------------------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

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



Date: December 16, 2002
                                           /s/Michael J. Hayes
                                           -------------------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jerry A. Shore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fred's, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 16, 2002
                                           /s/Jerry A. Shore
                                           -------------------------------------
                                           Jerry A. Shore
                                           Executive Vice President and
                                           Chief Financial Officer

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



Date: December 16, 2002
                                           /s/Jerry A. Shore
                                           -------------------------------------
                                           Jerry A. Shore
                                           Executive Vice President and Chief
                                           Financial Officer