Form 10-K
period 2003-02-01
FREDS INC
filed 2003-04-15
CIK 724571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 1, 2003


         Commission File Number 001-14565

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

                Yes [X]                         No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2002, was $691,755,579 based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc.

     As of April 4, 2003, there were 25,731,413 shares outstanding of the Registrant's Class A no par value voting common stock.

     As of April 4, 2003, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Annual Report to Shareholders for the year ended February 1, 2003 are incorporated by reference into Part II, Items 5, 6, 7 and 8, and into Part IV, Item 15.

     Portions of the Form 8-K dated May 14, 2002 are incorporated by reference into Part II, Item 9.

     Portions of the Company's Proxy Statement for the 2003 annual shareholders meeting are incorporated by reference into Part III, Items 11, 12 and 13.

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

                                     PART I

Item 1: Business

General

     Fred's, Inc. ("Fred's" or the "Company"), founded in 1947, operates 414 discount general merchandise stores in fourteen states primarily in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). Two hundred and sixteen of the Company's stores have full service pharmacies. The Company also markets goods and services to 26 franchised "Fred's" stores.

     Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations and sizes, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 15,086 square feet and had average sales of $2,878,003 in fiscal 2002. No single store accounted for more than 1.0% of net sales during fiscal 2002.

Business Strategy

     The Company's strategy is to meet the general merchandise and pharmacy needs of the small- to medium- sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:

     Wide variety of frequently purchased, basic merchandise - Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 216 of its stores.

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

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 32% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.

Expansion Strategy

     The Company expects that expansion will occur primarily within its present geographic area and will be focused in small- to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

     Fred's opened 62 stores in 2002 and closed 1 store, and anticipates a net increase of seventy to seventy-five new stores in 2003. The Company's new store prototype has 16,000 square feet of space. Opening a new store currently costs between $320,000 and $420,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 16 stand-alone Xpress locations which sell only pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $200,000. During 2002, the Company opened three Xpress locations. During 2003, the Company anticipates opening five to ten new Xpress locations. It is the Company's intent to expand these locations into a full size Fred's location as market conditions dictate.

     The Company believes that its pharmaceuticals business will continue to be a significant growth area. In 2002, the Company added a net 14 new pharmacies. During 2003, the Company anticipates adding at least 35 additional pharmacies. Approximately 52% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

     The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:


                                                           1998     1999       2000      2001      2002

          Stores open at beginning of period                261      283        293       320       353
          Stores opened/acquired during period               29       20         31        33        62
          Stores closed during period                        (7)     (10)        (4)       (0)       (1)
          Stores open at end of period                      283      293        320       353       414

          Number of stores with Pharmacies at
           End of period                                    180      182        198       202       216

          Square feet of selling space at end of
           period (in thousands)                          3,680    3,968      4,346     4,892     5,785

          Average square feet of selling space
           per store                                     13,925   14,015     14,690    14,517    15,086

          Franchise stores at end of period                  29       26         26        26        26


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

Purchasing

     The Company's primary non-prescription drug buying activities are directed from the corporate office by three Vice Presidents-Merchandising who are supported by a staff of 20 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

     During 2002, all of the Company's prescription drugs were purchased by its pharmacies individually and shipped direct from the Company's primary pharmaceutical wholesaler AmerisourceBergen Corporation (Bergen). Bergen is Fred's primary pharmaceutical wholesaler and provides substantially all of the Company's prescription drugs. During 2002, approximately 34% of the Company's total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with one supplier as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

Sales Mix

     Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

     The Company's sales mix by major category during 2002 was as follows:

Pharmaceuticals...........................................................33.2%
Household Goods...........................................................23.0%
Apparel and Linens........................................................13.6%
Food and Tobacco Products..................................................9.6%
Health and Beauty Aids.....................................................9.0%
Paper and Cleaning Supplies................................................8.4%
Sales to Franchised Fred's Stores..........................................3.2%

     The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2002 the average customer transaction size was approximately $17.17, and the number of customer transactions totaled approximately 62 million.

     The private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately  3% of total  sales in 2002.  Private  label  products  afford the

Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company's private label products.

     The Company sells merchandise to its 26 franchised "Fred's" stores. These sales during the last three years totaled $35,261,000 in 2002, $33,452,000 in 2001, and $34,281,000 in 2000, representing 3.2%, 3.7%, and 4.4% of total revenue, respectively. Franchise and other fees earned totaled $2,016,000 in 2002, $1,764,000 in 2001, and $1,806,000 in 2000. These fees represent a reimbursement for use of the Fred's name and other administrative cost incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

Advertising and Promotions

     Advertising and promotion costs represented 1.3% of net sales in 2002. The Company uses direct mail, television, radio and thirteen major newspaper advertising circulars to promote its merchandise, special promotional events and a discount retail image.

     The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. There is certain flexibility by the store managers to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area.

Store Operations

     All Fred's stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company's twenty-three district managers supervise the management and operation of Fred's stores.

     Fred's operates 216 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

Distribution

     The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee (see "Properties" below). Approximately 57% of the merchandise received by Fred's stores in 2002 was shipped through the distribution center, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.

     On March 22, 2002, the Company announced plans to construct a new distribution center in Dublin, Laurens County, Georgia. The $35 million, 600,000 square-foot distribution center will augment the capacity provided by the Company's original Memphis, Tennessee center. Construction of the Dublin distribution center is currently on plan in regard to budget dollars, completion date, and planning/ preparing for integration with our current distribution system.

Seasonality

     The Company's business is somewhat seasonal. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the second fiscal quarter.

Employees

     At February 1, 2003, the Company had approximately 7,850 full-time and part-time employees, comprised of 750 corporate and distribution center employees and 7,100 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. On May 29, 2002, a portion of the Company's workers in its Memphis distribution center voted for the Union of Needletrades, Industrial and Textile Employees ("UNITE") as its representative. The election is currently being appealed to the National Labor Relations Board. UNITE would represent approximately 275 distribution center workers, or roughly 4% of the Company's total workforce and 5% of its total payroll. The Company believes that it continues to have good relations with these and all of its other employees. The Company does not believe union representation will have a material effect upon the Company's results of operations.

Available Information

     Our website address is www.fredsinc.com. We make available through this address, without charge, our annual report as soon as reasonably practicable after it is electronically filed or furnished to the SEC.

Item 2: Properties

     As of February 1, 2003, the geographical distribution of the Company's 414 locations was as follows:

         State                             Number of Stores
         Mississippi                                 91
         Tennessee                                   75
         Arkansas                                    65
         Alabama                                     56
         Georgia                                     42
         Louisiana                                   32
         Kentucky                                    12
         Missouri                                    11
         South Carolina                              11
         Illinois                                     8
         North Carolina                               6
         Indiana                                      2
         Florida                                      2
         Texas                                        1


     The Company owns the real estate and the buildings for 60 locations, and owns the buildings at 5 locations which are subject to ground leases. The Company leases the remaining 349 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Two hundred and eighty-three of the locations are in strip centers or adjoined with a downtown-shopping district, with the remainder being freestanding.

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

     The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology. The Company is financing the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority.

Item 3: Legal Proceedings

     The Company is party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the results of operations, cash flows, or the financial condition of the Company. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the results of operations, cash flows, or the financial condition of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 2003.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The information required by this item is incorporated herein by reference to "Stock Market Information"(inside back cover) of the 2002 Annual Report to Shareholders for the year ended February 1, 2003 (the "Annual Report to Shareholders"). The Board of Directors regularly reviews the Company's dividend plans to ensure that they are consistent with the Company's earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.

Item 6: Selected Financial Data

     The selected financial data for the five years ended February 1, 2003, are incorporated herein by reference to the 2002 Annual Report to Shareholders under the caption "selected financial data".

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of financial condition and results of operations are incorporated herein by reference to the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis".

Item 7a: Quantitative and Qualitative Disclosure about Market Risk

     The Company has no holdings of derivative financial or commodity instruments as of February 1, 2003. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8: Financial Statements and Supplementary Data

     The consolidated financial statements are incorporated herein by reference to the 2002 Annual Report to Shareholders.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Incorporated herein by reference to Form 8-K dated May 14, 2002, filed on May 14, 2002.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Registrant:

     Name                      Age      Positions and Offices
     Michael J. Hayes(1)       61       Director, Chairman of the Board,
                                        Chief Executive Officer
     John R. Eisenman(1)       61       Director
     Roger T. Knox(1)          65       Director
     John Reier(1)             63       President  and Director
     Thomas H. Tashjian(1)     48       Director
     John A. Casey             56       Executive Vice President -
                                        Pharmacy Operations
     Jerry A Shore             50       Executive Vice President and Chief
                                        Financial Officer
     Charles S. Vail           60       Corporate Secretary, Vice President -
                                        Legal Services and General Counsel

     (1) Five directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.

     Michael J. Hayes was elected a director of the Company in January 1987. Mr. Hayes has served as Managing Director of the Company from October 1989 until March 2002 when he was elected Chairman of the Board. He has been Chief Executive Officer since October 1989. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President - Corporate Finance and Financial Services.

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

     Roger T. Knox is President Emeritus of the Memphis Zoological Society and was its President and Chief Executive Officer from January 1989 thru March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith's Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and its Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley's Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of Hancock Fabrics, Inc.

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


     Thomas H. Tashjian was elected a director of the Company in March 2001. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian's earlier retail operating experience was in discount retailing at the Ayrway Stores, which were acquired by Target, and in the restaurant business at Noble Roman's.

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


Item 11: Executive Compensation

     Information regarding "executive compensation" is incorporated herein by reference to the information under that caption in the Company's 2003 Proxy Statement, which will be filed within 120 days of the registrant's fiscal year end.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information regarding "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference to the information under that caption in the Company's 2003 Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13: Certain Relationships and Related Transactions

     This information is incorporated herein by reference from the information under the caption "Compensation Committee Interlocks and Insider Participation" of the Company's 2003 Proxy Statement, which will be filed within 120 days of the Registrant's fiscal year end.

ITEM 14. CONTROLS AND PROCEDURES

     (a) As of a date within 90 days prior to the filing of this annual report on Form 10-K, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

The following consolidated financial statements are incorporated herein by reference to the 2002 Annual Report to Shareholders for the year ended February 1, 2003.

       Report of Independent Auditors - Ernst & Young LLP.

       Report  of   Independent   Accountants - PricewaterhouseCoopers   LLP  -

       Consolidated Statements of Income for the years ended February 1, 2003, February 2, 2002, and February 3, 2001.

       Consolidated Balance Sheets as of February 1, 2003, and February 2, 2002.

       Consolidated Statements of Changes in Shareholders' Equity for the years ended February 1, 2003, February 2, 2002, and February 3, 2001.

       Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2, 2002, and February 3, 2001.

       Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

        3.1 Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission on March 18, 2003 (SEC File No. 333-103904) (the "Form S-8")].
        3.2   By-laws, as amended  [incorporated  herein by reference to Exhibit
              3.2 to the Form S-8].
        4.1 Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the registration statement on Form S-1 (SEC File No. 33-45637)].
        4.2 Preferred Share Purchase Plan [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 31, 1998].
       10.1 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].
       10.2 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].
       10.3 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].
       10.4 Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

    ***10.5 1993 Long Term Incentive Plan dated as of January 21, 1993 [Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].
    ***10.6 Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999].
    ***10.7 Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company's Report on Form 10-Q for the quarter ended October 31, 1999].
    ***10.8 Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000].
    ***10.9 Revolving Loan Agreement between Fred's, Inc.and Union Planters Bank, NA and Suntrust Bank dated April 3, 2000 [incorporated herein by reference to the Company's report on form 10-K for year ended January 29, 2000].
   ***10.10 Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [Incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000].
   ***10.11 Seasonal Overline Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 28, 2000].
   ***10.12   Second  Loan  modification   agreement  dated  April  30,  2002
              (modifies The Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 3, 2002].
     **13.1 Annual report to shareholders for the year ended February 1, 2003 (to the extent incorporated herein by reference).

     **21.1   Subsidiaries of Registrant
     **23.1   Consent of Ernst & Young LLP
     **23.2   Consent of PricewaterhouseCoopers LLP
     **99.1   Certification  of Chief  Executive  Officer pursuant  to 18 U.S.C.
              Section 1350.
     **99.2   Certification  of Chief  Financial  Officer pursuant  to 18 U.S.C.
              Section 1350.


    (b) Reports on Form 8-K

              none

         *    Management Compensatory Plan
         **   Filed herewith
        ***  (SEC  File  No.  under  the  Securities  Exchange  Act of 1934 is
              00-19288)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2003.

                                  FRED'S, INC.
                                  By: /s/ Michael J. Hayes
                                  -----------------------------------------
                                  Michael J. Hayes, Chief Executive Officer

                                  By: /s/ Jerry A. Shore
                                  -----------------------------------------
                                  Jerry A. Shore, Executive Vice
                                  President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of April, 2003.

             Signature                      Title

         /s/ Michael J. Hayes               Director, Chairman of the Board,
        ---------------------               Chief Executive Officer
         Michael J. Hayes

         /s/ Roger T. Knox                  Director
        ---------------------
         Roger T. Knox

         /s/ John R. Eisenman               Director
        ---------------------
         John R. Eisenman

         /s/ John D. Reier                  President and Director
        ---------------------
         John D. Reier

         /s/ Thomas H. Tashjian             Director
        ---------------------
         Thomas H. Tashjian

                    Certification of Chief Executive Officer


I, Michael J. Hayes, certify that:

   1. I have reviewed this annual report on Form 10-K of Fred's, Inc.
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
   4. The  registrant's  other  certifying  officers and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003
                                       /s/Michael J. Hayes
                                       -------------------------------------
                                       Michael J. Hayes
                                       Chief Executive Officer


                    Certification of Chief Financial Officer

I, Jerry A. Shore, certify that:

   1. I have reviewed this annual report on Form 10-K of Fred's, Inc.
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003
                                       /s/Jerry A. Shore
                                       -------------------------------------
                                       Jerry A. Shore
                                       Executive Vice President and
                                       Chief Financial Officer

                                                                   Item 15(a)(2)

                 Schedule II - Valuation and Qualifying Accounts

                                Balance at  Charged to               Balance at
                                Beginning   Costs and   Deductions       End
                                of Period   Expenses    Write-offs    of Period

Allowance for doubtful Accounts (in thousands):

Year ended February 3, 2001       $452         $194       $(130)         $516
Year ended February 2, 2002       $516         $809       $(668)         $657
Year ended February 1, 2003       $657         $703       $(385)         $975

                                                                 Exhibit 13.1(a)

FRED'S INC.
Portions of The 2002 Annual Report to Shareholders

MANAGEMENT'S DISCUSSION AND ANALYSIS
FISCAL 2002

Selected Financial Data
(dollars in thousands, except per share amounts)


                                                         2002          2001        2000(1)          1999       1998(2)
Statement of Income Data:

Net sales                                             $1,103,418     $910,831     $781,249      $665,777       $600,902

Operating income                                          42,677       31,751       25,720        18,943         14,711

Income before income taxes                                42,474       30,140       22,494        16,439         13,605

Provision for income taxes                                14,258       10,511        7,645         5,737          4,775

Net income                                                28,216       19,629       14,849        10,702          8,830

Net income per share:(3)
Basic                                                       1.11          .83          .66           .48            .40
Diluted                                                     1.08          .81          .65           .47            .39

Selected Operating Data:

Operating income as a percentage of sales                   3.9%         3.5%         3.3%          2.9%           2.4%

Increase in comparable store sales (4)                     11.2%        10.5%         9.2%(5)       5.2%           5.6%

Stores open at end of period                                 414          353          320           293            283

Balance Sheet Data (at period end):

Total assets                                            $345,848     $284,059     $254,795      $240,222       $220,757

Short-term debt (including capital leases)                   905        1,240        2,678        30,736         11,914

Long-term debt (including capital leases)                  2,510        1,320       31,705        11,761         11,821

Shareholders' equity                                     250,770      218,907      159,687       145,913        136,983

Cash Dividend Paid Per Share (6)                             .12          .12          .12           .12            .12



1. Results for 2000 include 53 weeks.
2. Results for 1998 include the effect of the 1998 adoption of LIFO for pharmacy inventories.
3. Adjusted for the 5-for-4 stock split effected on June 18, 2001 and the 3-for-2 stock split effected on February 1, 2002.
4. A store is first included in the comparable store sales calculation after the end of the twelfth month following the store's grand opening month.
5. The increase in comparable store sales for 2000 is computed on the same 53-week period for 1999.
6. Adjusted for the 5 for 4 stock split effected on June 18, 2001 and the 3 for 2 stock split effected on February 1, 2002. 1

Management's Discussion and Analysis

Critical Accounting Policies

The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the consolidated financial statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments, can be found in Note 1 and the most critical accounting policies are as follows:

Inventories

Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $27,819 and $24,700 at February 1, 2003 and February 2, 2002, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $6,138,000 at February 1, 2003 and $4,603,000 at February 2, 2002. The LIFO
reserve increased by $1,535, $642, and $753 at February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Property and equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method over their estimated useful lives. Leasehold costs and improvements which are included in buildings and improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Average useful lives are as follows: buildings and improvements - 8 to 30 years; furniture,fixtures,and equipment - 3 to 10 years. Amortization on equipment under capital leases is computed on a straight-line basis over the terms of the leases. Gains or losses on the sale of assets are recorded at disposal.

Insurance reserves

The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for incurred but not reported claims. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company's results of operations.

Results of Operations

The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

                                             2002       2001        2000

--------------------------------------------------------------------------------

Net sales                                   100.0%     100.0%      100.0%
 Cost of goods sold                          72.4       72.6        72.5
                                           --------------------------------
 Gross profit                                27.6       27.4        27.5
 Selling, general and
  administrative expenses                    23.7       23.9        24.2
                                           --------------------------------
 Operating income                             3.9        3.5         3.3
 Interest expense, net                        0.0        0.2         0.4
                                           --------------------------------
 Income before taxes                          3.9        3.3         2.9
 Income taxes                                 1.3        1.1         1.0
                                           --------------------------------
Net income                                    2.6%       2.2%        1.9%
                                           --------------------------------

Fiscal 2002 Compared to Fiscal 2001

Sales

Net sales increased 21.1% ($192.6 million) in 2002. Approximately $95.0 million of the increase was attributable to a net addition of 61 new stores, upgraded stores, and a net addition of 14 pharmacies during 2002, together with the sales of 33 store locations and 7 pharmacies that were opened or upgraded during 2001 and contributed a full year of sales in 2002. During 2002, the Company closed one pharmacy location. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 11.2% in 2002.

The Company's front store (non-pharmacy) sales increased approximately 24.2% over 2001 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and solid sales increases in categories such as ladies and plus size apparel, ladies accessories, footwear, bedding and windows, home furnishings, floor coverings, giftware, small appliances, photo supplies, electronics, tobacco and auto.

Fred's pharmacy sales were 33.3% of total sales in 2002 from 34.4% of total sales in 2001 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 17.1% over 2001, with third party prescription sales representing approximately 85% of total pharmacy sales, no change from the prior year. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies, the addition of pharmacy departments in existing store locations, and inflation caused by drug manufacturer increases.

Sales to Fred's 26 franchised locations increased approximately $1.8 million in 2002 and represented 3.2% of the Company's total sales, as compared to 3.7% in 2001. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross margin as a percentage of sales increased to 27.6% in 2002 compared to 27.4% in 2001. The increase in gross margin is a result of product mix in the general merchandise categories and increased margins in the pharmacy department due in part to the shift to more generic medications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 23.7% of net sales in 2002 compared with 23.9% of net sales in 2001. Labor expenses as a percent of sales improved in the stores and pharmacies as a result of strong sales coupled with store productivity initiatives. Expenses in the stores and pharmacies improved by .4% as a percent of net sales. Increases offsetting these improvements were in insurance, distribution and transportation expenses. Insurance expense rose in 2002 due to premium increases for insurance coverage, as well as increasing reserves associated with business growth. Distribution and transportation expenses increased as a percent of sales due to the distances required to service newer stores which opened in the area of the new distribution center in Dublin, Georgia which is scheduled to open in 2003.

Operating Income

Operating income increased approximately $10.9 million or 34.4% to $42.7 million in 2002 from $31.8 million in 2001. Operating income as a percentage of sales increased to 3.9% in 2002 from 3.5% in 2001, due to the above-mentioned improvements in gross margins and selling, general and administrative expense control.

Interest Expense, Net

Interest expense for 2002 totaled $.2 million (less than .1% of sales) compared to net interest expense of $1.6 million (.2% of sales) in 2001. The significant reduction results from the funds raised from our public offering in September 2001 and March 2002 coupled with cash flows from operations, effective working capital management throughout the year and controlling capital expenditures.

Income Taxes

The effective income tax rate decreased to 33.6% in 2002 from 34.9% in 2001, primarily due to state income tax planning that allowed utilization of $.8 million of state operating losses that were previously reserved.

As a result of certain changes in methods of accounting for income tax purposes, net operating loss carryforwards increased in certain states during 2002. These state net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $63.7 million for state income tax purposes and expire at various times during the period 2003 through 2022. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards that can be utilized.

Net Income

Net income for 2002 was $28.2 million (or $1.08 per diluted share) or approximately 43.8% higher than the $19.6 million (or $.81 per diluted share) reported in 2001.


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

Interest Expense, Net

Interest expense for 2001 totaled $1.6 million or .2% of sales compared to net interest expense of $3.2 million or .4% of sales in 2000. The significant reduction results from the funds raised from our public offering of 1,585,000 company shares in September 2001(unadjusted for 3-for-2 stock split completed February 1, 2002), lower interest rates, and improved inventory turnover and expense control.


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

Liquidity and Capital Resources

Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. In March 2002 the Company raised proceeds of $3.5 million from the offering of 98,756 Company shares. In September 2001 the Company raised proceeds of $38.2 million from a secondary offering of 1,585,000 Company shares (unadjusted for 3-for-2 stock split completed February 1, 2002). The Company had working capital of $138.5 million, $138.4 million, and $110.5 million at year-end 2002, 2001 and 2000, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2002 and 2001 were approximately the same primarily resulting from inventory purchased for new store openings scheduled for the first quarter of 2003. The Company plans to open 30 new stores during the first quarter of 2003.

Net cash flow provided by operating activities totaled $43.7 million in 2002, $26.4 million in 2001, and $27.1 million in 2000.

In fiscal 2002, cash was primarily used to increase inventories by approximately $31.4 million during the fiscal year. This increase is primarily attributable to our adding a net of 61 new stores, upgrading 30 stores and adding a net of 14 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $20.0 million due primarily to higher inventory purchases. Income taxes payable decreased by approximately $6.8 million and the net deferred income tax asset increased by approximately $12.3 million primarily as a result of certain changes in method of accounting for income tax purposes. The majority of the adjustment from the accounting method changes is due to a change in method of accounting for inventory in retail stores from the retail inventory method to the cost method.

In fiscal 2001, cash was primarily used to increase inventories by approximately $14.3 million during the fiscal year. This increase is primarily attributable to our adding 33 new stores, upgrading six stores and adding a net of 4 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $3.5 million due primarily to higher inventory purchases. Income taxes payable decreased by approximately $2.4 million as a result of required income tax payments. Fiscal 2000 cash was primarily used to increase inventories by approximately $ 8.7 million during the fiscal year. Also, accounts receivable increased $4.6 million due to increased pharmacy sales involving third party carriers. Accounts payable and accrued liabilities increased by $5.1 million due primarily to higher inventory purchases. Income taxes payable increased as a result of tax strategies put in place in prior years that had a favorable effect in 2000.

Capital expenditures in 2002 totaled $50.8 million compared with $17.4 million in 2001 and $15.8 million in 2000. The 2002 capital expenditures included approximately $23.9 million for the new distribution center being constructed in Dublin, Georgia. This new facility is expected to be opened in April, 2003. Expenditures totaling approximately $24.2 million were associated with upgraded, remodeled, or new stores and pharmacies. Approximately $2.7 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 2001 capital expenditures included approximately $13.5 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies and approximately $3.9 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 2000 capital expenditures included approximately $12.2 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies. Approximately $3.6 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. Cash used for investing activities also includes $1.8 million in 2002, $1.0 million in 2001, and $2.8 million in 2000 for the acquisition of customer lists and other pharmacy related items.

In 2003, the Company is planning capital expenditures totaling approximately $
34.1 million, including $11.1 million remaining on construction of the new distribution center being constructed in Dublin, Georgia. This new facility is expected to open in April 2003. Expenditures are planned totaling $20.5 million for the upgrades, remodels, or new stores and pharmacies. Planned expenditures of $2.5 million relate to technology upgrades, distribution center equipment and capital maintenance. The Company also plans expenditures of $1.8 million in 2003 for the acquisition of customer lists and other pharmacy related items.

Cash and cash equivalents were $8.2 million at the end of 2002 compared to $15.9 million at year-end 2001. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on amounts and types of investments.

In April 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement. The agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate (weighted average interest rate of 2.9% on 2002 outstanding borrowings). The credit capacity is used to accommodate the Company's continued growth and seasonal inventory needs. Under the most restrictive covenants of the Agreement, we are required to maintain specific shareholders' equity and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the agreement. The credit commitment, as amended on April 30, 2002 extends to March 31, 2004. There were no borrowings outstanding under this agreement at both February 1, 2003 and February 2, 2002.

In April 1999, the Company entered into a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest at 6.15% per annum and matures on April 15, 2003. At year-end 2002, the outstanding principal balance on the term loan was approximately $ .1 million compared with $.7 million at year-end 2001.

On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 500,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002 the Company raised proceeds of $3.5 million from the offering of 98,756 shares.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2002, 2001 and 2000.

Contractual Obligations and Commercial Commitments

As discussed in Note 6 of the consolidated financial statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. The future minimum rental payments under all operating and capital leases as of February 1, 2003 are $106.3 million and $3.1 million, respectively.


(Dollars in thousands)                                               Payments due by period
Contractual Obligations                Total      2003       2004       2005       2006      2007       >2007

Term Loans                          $    141    $   141    $     -    $     -   $     -    $     -    $     -

Capital Lease obligations              3,117        728        703        665       543        352        126

Operating leases                     106,269     24,750     21,814     18,879    15,014     10,405     15,407

Financing Obligations                    157         36         17         18        19         21         46
                                    -----------------------------------------------------------------------------

Total Contractual Obligations       $109,684    $25,655    $22,534    $19,562   $15,576    $10,778    $15,579
                                    -----------------------------------------------------------------------------

As discussed in Note 10 of the consolidated financial statements, the Company had commitments approximating $10.4 million at February 1, 2003 on issued letters of credit which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $7.9 million at February 1, 2003 utilized as collateral for their risk management programs.

The Company is financing the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the city of Dublin and county of Laurens development authority. Subsequently, the Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds ($18,485) against the related liability and neither is reflected on the consolidated balance sheet.

Recent  Accounting   Pronouncements
In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will continue to amortize intangible assets in accordance with existing policy and accordingly the adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on February 3, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 2, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of February 2, 2003. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 is not expected to have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46, "Accounting for Variable Interest Entities" ("FIN 46"), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply for "older" entities in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on its financial position and results of operations when adopted in 2003.

                                                                 Exhibit 13.1(b)


                         Report of Independent Auditors

To the Board of Directors and Shareholders of Fred's, Inc., Memphis, Tennessee

We have audited the accompanying consolidated balance sheet of Fred's, Inc. and subsidiaries as of February 1, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Fred's, Inc. and subsidiaries for the years ended February 2, 2002 and February 3, 2001, were audited by other auditors whose report dated March 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fred's, Inc. and subsidiaries at February 1, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                         /s/Ernst & Young, LLP
                                         ---------------------
                                         Ernst & Young LLP

  Memphis, Tennessee
  March 7, 2003

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Fred's, Inc:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 14 present fairly, in all material respects, the financial position of Fred's, Inc. and its subsidiaries at February 2, 2002, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the two years in the period ended February 2, 2002 listed in the index appearing under Item 15
(a) (2) on page 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Memphis, Tennessee
March 15, 2002

Consolidated Balance Sheets
(in thousands, except for number of shares)

                                                                           February 1,        February 2,
                                                                              2003               2002
                                                                        ---------------     --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                              $      8,209       $     15,906
   Receivables, less allowance for
   doubtful accounts of $975 ($657 at February 2, 2002)                         18,400             15,705
   Inventories                                                                 193,506            163,560
   Deferred income taxes                                                             -              1,790
   Other current assets                                                          7,775              2,499
                                                                        ---------------     --------------
        Total current assets                                                   227,890            199,460

Property and equipment, at depreciated cost                                    110,794             78,225
Equipment under capital leases,
   less accumulated amortization of $2,542
   ($1,849 at February 2, 2002)                                                  2,425              1,533
Other noncurrent assets, net                                                     4,739              4,841
                                                                        ---------------     --------------
        Total assets                                                      $    345,848       $    284,059
                                                                        ===============     ==============
                                                                        ---------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                       $     58,489       $     43,747
   Current portion of indebtedness                                                 177                562
   Current portion of capital lease obligations                                    728                678
   Accrued liabilities                                                          19,484             14,228
   Deferred tax liability                                                       10,559                  -
   Income taxes payable                                                              -              1,866
                                                                        ---------------     --------------
        Total current liabilities                                               89,437             61,081

Long-term portion of indebtedness                                                  121                141
Deferred tax liability                                                             676                696
Capital lease obligations                                                        2,389              1,179
Other noncurrent liabilities                                                     2,455              2,055
                                                                        ---------------     --------------
        Total liabilities                                                       95,078             65,152
                                                                        ---------------     --------------

Commitments and contingencies (Notes 6 and 10)

Shareholders' equity:
   Preferred stock, nonvoting, no par value, 10,000,000 shares
     authorized, none outstanding                                                    -                  -
   Preferred stock, Series A junior participating nonvoting,
     no par value, 224,594 shares authorized, none outstanding                       -                  -
   Common stock, Class A voting, no par value, 60,000,000 shares authorized, 25,673,259 shares issued and outstanding
     (25,361,112 shares issued and outstanding at
     February 2, 2002)                                                         117,209            110,508
   Common stock, Class B nonvoting, no par value, 11,500,000
     shares authorized, none outstanding                                             -                  -
   Retained earnings                                                           133,589            108,462
   Deferred compensation on restricted stock incentive plan                        (28)               (63)
                                                                        ---------------     --------------
        Total shareholders' equity                                             250,770            218,907
                                                                        ---------------     --------------
               Total liabilities and shareholders' equity                 $    345,848       $    284,059
                                                                        ===============     ==============

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share amounts)

                                                                                          For the Years Ended
                                                                  -------------------------------------------------------------
                                                                    February 1,          February 2,            February 3,
                                                                       2003                  2002                   2001
                                                                  --------------       -------------           -------------
Net sales                                                          $ 1,103,418          $   910,831              $ 781,249
Cost of goods sold                                                     798,441              661,110                566,115
                                                                  --------------       -------------           -------------
        Gross profit                                                   304,977              249,721                215,134

Selling, general and administrative expenses                           262,300              217,970                189,414
                                                                  --------------       -------------           -------------
        Operating income                                                42,677               31,751                 25,720

Interest expense, net                                                      203                1,611                  3,226
                                                                  --------------       -------------           -------------
        Income before taxes                                             42,474               30,140                 22,494

Income taxes                                                            14,258               10,511                  7,645
                                                                  --------------       -------------           -------------
        Net income                                                 $    28,216          $    19,629              $  14,849
                                                                  ==============       =============           =============

Net income per share

     Basic                                                         $      1.11          $       .83              $     .66
                                                                  ==============       =============           =============

     Diluted                                                       $      1.08          $       .81              $     .65
                                                                  ==============       =============           =============

Weighted average shares outstanding

   Basic                                                                25,503               23,553                 22,382
                                                                  ==============       =============           =============
   Diluted                                                              26,167               24,197                 22,869
                                                                  ==============       =============           =============

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

                                                     Common Stock                 Retained            Deferred
                                           --------------------------------
                                                Shares            Amount          Earnings          Compensation            Total
                                           ---------------     ------------    --------------      --------------      -------------

Balance, January 29, 2000                     22,478,017         $ 67,326         $  78,902          $  (315)            $  145,913
Cash dividends paid ($.11 per share)                                                 (2,409)                                 (2,409)
Issuance of restricted stock                       7,125               57                                (57)                     -
Cancellation of restricted stock                 (54,510)            (218)                                15                   (203)
Exercises of stock options                       197,839            1,079                                                     1,079
Amortization of deferred compensation
   on restricted stock incentive plan                                                                    145                    145
Tax benefit on exercise of stock
   options                                                            313                                                       313
Net income                                                                           14,849                                  14,849
                                           ===============     ============    ==============      ==============      =============
Balance, February 3, 2001                     22,628,471         $ 68,557         $  91,342          $  (212)            $  159,687

Proceeds from public offering                  2,377,500           38,156                                                    38,156

Cash dividends paid ($.12 per share)                                                 (2,509)                                 (2,509)

Cancellation of restricted stock                 (15,185)             (63)                                12                    (51)

Other issuances                                   55,980              937                                                       937

Exercises of stock options                       314,346            2,165                                                     2,165

Amortization of deferred compensation
   on restricted stock incentive plan                                                                    137                    137

Tax benefit on exercise of stock options                              756                                                       756

Net income                                                                           19,629                                  19,629
                                           ---------------     ------------    --------------      --------------      -------------
Balance, February 2, 2002                     25,361,112         $110,508         $ 108,462          $   (63)            $  218,907

Cash dividends paid ($.12 per share)                                                 (3,089)                                 (3,089)

Issuance of restricted stock                         750               19                                (19)                     -

Other issuances                                  100,722            3,592                                                     3,592

Exercises of stock options                       210,675            1,684                                                     1,684

Amortization of deferred compensation
   on restricted stock incentive plan                                                                     54                     54

Tax benefit on exercise of stock options                            1,406                                                     1,406

Net income                                                                           28,216                                  28,216
                                           ---------------     ------------    --------------      --------------      -------------
Balance, February 1, 2003                     25,673,259         $117,209         $ 133,589          $   (28)            $  250,770
                                          ===============      ============    ==============      ==============      =============

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                             For the Years Ended
                                                                               February 1,        February 2,      February 3,
                                                                                  2003               2002             2001
                                                                              -------------     ------------     --------------
Cash flows from operating activities:
   Net income                                                                 $   28,216        $   19,629        $    14,849
   Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                             21,032            17,846             14,277
        Provision for uncollectible receivables                                      318               142                 64
        LIFO Reserve                                                               1,535               642                753
        Deferred income taxes                                                     12,329             1,026              1,747
        Amortization of deferred compensation on restricted
          stock incentive plan                                                        54               137                145
        Issuance (net of cancellation) of restricted stock                             -              (52)               (203)
        Tax benefit upon exercise of stock options                                 1,406               756                313
        (Increase) decrease in assets:
          Receivables                                                             (3,014)             (416)            (4,583)
          Inventories                                                            (31,424)          (14,291)            (8,743)
          Other assets                                                              (365)             (194)              (444)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                                19,998             3,532              5,110
          Income taxes payable                                                    (6,778)           (2,411)             3,628
          Other noncurrent liabilities                                               400                52                174
                                                                              -------------     ------------     --------------
             Net cash provided by operating activities                            43,707            26,398             27,087
                                                                              =============     ============     ==============
Cash flows from investing activities:
   Capital expenditures                                                          (50,835)          (17,372)           (15,801)
   Proceeds from dispositions of property and equipment                                -                 -                493
   Asset acquisition, net of cash acquired (primarily intangibles)                (1,844)             (986)            (2,807)
                                                                              -------------     ------------     --------------
             Net cash used in investing activities                               (52,679)          (18,358)           (18,115)
                                                                              =============     ============     ==============
Cash flows from financing activities:
   Reduction of indebtedness and capital lease obligations                          (855)           (9,892)            (2,495)
   Proceeds from revolving line of credit, net of payments                             -           (22,623)            (5,617)
   Proceeds from public offering, net of expenses                                  3,535            38,156                  -
   Proceeds from exercise of options                                               1,684             2,165              1,079
   Payment of cash for dividends and fractional shares                            (3,089)           (2,509)            (2,406)
                                                                              -------------     ------------     --------------
             Net cash provided by (used in) financing activities                   1,275             5,297             (9,439)
                                                                              =============     ============     ==============
Increase (decrease) in cash and cash equivalents                                  (7,697)           13,337               (467)
Cash and cash equivalents:
   Beginning of year                                                              15,906             2,569              3,036
                                                                              -------------     ------------     --------------
   End of year                                                                $    8,209        $   15,906        $     2,569
                                                                              =============     ============     ==============

Supplemental disclosures of cash flow information:
   Interest paid                                                              $      180        $    1,775        $     3,332
   Income taxes paid                                                          $    7,300        $   11,000        $     2,000

Non cash investing and financing activities:
   Assets acquired through capital lease obligations                          $    1,585        $      691        $         -
   Common stock issued for acquisition                                        $       57        $      937        $         -

          See accompanying notes to consolidated financial statements.

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries (the "Company") is the sale of general merchandise through its 414 retail discount stores located in fourteen states in the Southeastern United States. Two hundred and sixteen of the Company's stores have full service pharmacies. In addition, the Company sells general merchandise to its 26 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2002, 2001 and 2000, as used herein, refer to the years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively. Results for 2000 include 53 weeks.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material to the financial statements.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash equivalents.

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including the insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company's estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company's continual review and assessment of the estimation process.

Inventories. Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $27,819 and $24,700 at February 1, 2003 and February 2, 2002, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $6,138 at February 1, 2003 and $4,603 at February 2, 2002. The LIFO reserve increased by $1,535, $642, and $753 during 2002, 2001, and 2000, respectively.

Property and equipment. Property and equipment are stated at cost, and depreciation is computed using the straight-line method over their estimated useful lives. Leasehold costs and improvements which are included in buildings and improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Average useful lives are as follows: buildings and improvements - 8 to 30 years; furniture, fixtures and equipment - 3 to 10 years. Amortization on equipment under capital leases is computed on a straight-line basis over the terms of the leases. Gains or losses on the sale of assets are recorded at disposal.

Impairment of Long-lived assets. The Company's policy is to review the carrying value of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. Based upon the Company's review as of February 1, 2003 and February 2, 2002, no material adjustments to the carrying value of such assets were necessary.

Vendor rebates. The Company records vendor rebates for new store allowances, when realized, as a reduction of cost associated with new stores and/ or remodeled stores. The Company records volume purchase rebates and allowances, when realized, as a reduction to inventory purchases, at cost, which has the effect of reducing cost of goods sold, as prescribed by Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16").

Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, depreciation and occupancy costs in selling, general and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2002, 2001, and 2000 was $14,124, $12,079 and $10,166 respectively.

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 26 franchised stores. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company's warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2002, 2001, and 2000 was $2,016, $1,764, and $1,806
respectively.

Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent amounts associated with acquired pharmacies and are being amortized on a straight-line basis over five years. During the year ended February 1, 2003 and February 2, 2002, the Company issued 1,966 and 55,980 shares for pharmacy acquisitions, respectively. Intangibles, net of accumulated amortization, totaled $4,661 at February 1, 2003, and $4,778 at February 2, 2002. Accumulated amortization for 2002 and 2001 totaled $7,218 and $5,272, respectively. Amortization expense for 2002, 2001, and 2000 was $1,945, $1,795, and $1,421, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2003 - $1,546, 2004 - $1,325, 2005 - $970, 2006 - $485, and 2007 - $165.

Financial  instruments.  At  February  1,  2003,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for future claims cost and incurred but not reported claims. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company's results of operations.

Deferred rent. The Company records rental expense on a straight-line basis over the base, non-cancelable lease term. Any differences between the calculated expense and the amounts actually paid are reflected as a liability in accrued

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
liabilities in the accompanying consolidated balance sheet and totaled approximately $714 and $494 at February 1, 2003 and February 2, 2002, respectively.

Stock-based compensation. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based
Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except
  per share data)                         2002           2001            2000

Net income - as reported                 $28,216        $19,629         $14,849
Less pro forma effect of stock
 option grants                               456            567             589

Net income - pro forma                   $27,760        $19,062         $14,260
--------------------------------------------------------------------------------
Earnings per share - as reported

Basic                                      $1.11          $0.83           $0.66

Diluted                                    $1.08          $0.81           $0.65
Earnings per share - pro forma

Basic                                      $1.09          $0.81           $0.63

Diluted                                    $1.06          $0.79           $0.62
--------------------------------------------------------------------------------

The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company's Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $54, $137, and $145 in 2002, 2001, and 2000, respectively. (See Note 8 for further disclosure relating to stock incentive plans).

Income taxes. The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company's deferred income tax assets and liabilities.

Business segments. The Company's only reportable operating segment is its sale of merchandise through its Company owned stores and to franchised Fred's locations.

Comprehensive income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will continue to amortize intangible assets in accordance with existing policy and accordingly the adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on February 3, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Generally,

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 2, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of February 1, 2003. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. As

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 is not expected to have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46, "Accounting for Variable Interest Entities" ("FIN 46"), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply for "older" entities in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003. The Company believes the adoption of FIN 46 in 2003 will not have a material effect on the Company's financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                                                                             2002             2001
                                                                                      ---------------  ----------------

Buildings and improvements                                                                $   75,779       $    68,922
Furniture, fixtures and equipment                                                            125,723           102,075
                                                                                      ---------------  ----------------
                                                                                             201,502           170,997
Less accumulated depreciation and amortization                                              (117,312)          (99,121)
                                                                                      ---------------  ----------------
                                                                                              84,190            71,876
Construction in progress                                                                      22,308             2,109
Land                                                                                           4,296             4,240
                                                                                      ---------------  ----------------
        Total property and equipment, at depreciated cost                                 $  110,794       $    78,225
                                                                                      ---------------  ----------------

Depreciation expense totaled $18,394, $15,507, and $12,407, for 2002, 2001 and 2000, respectively.

NOTE 3 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

                                                 2002            2001
                                          --------------    ---------------

Payroll and benefits                         $    6,900      $     6,727
Sales and use taxes                               3,320            2,694
Insurance                                         5,036            1,753
Other                                             4,228            3,054
                                          --------------  ---------------
     Total accrued liabilities               $   19,484      $    14,228
                                          --------------  ---------------

NOTE 4 -  INDEBTEDNESS
On April 3, 2000, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity (which was $187,731 at February 1, 2003) and net income levels. The Company is required to pay a commitment fee to the bank at a

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
rate per annum equal to 0.18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to March 31, 2004. There were no borrowings outstanding under the Agreement at February 1, 2003 and February 2, 2002.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, the Company is required to maintain specified debt service levels. There were $141 and $703 borrowings outstanding under the loan Agreement at February 1, 2003 and February 2, 2002, respectively.

The Company has other miscellaneous financing obligations totaling $157, which relate primarily to business acquisitions. The Company's indebtedness under miscellaneous financing matures as follows: 2003 - $36; 2004 - $17; 2005 - $18; 2006 - $19; 2007 - $21; and $46 thereafter.

The Company is financing the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. The Company purchased 100% of the issued bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds ($18,485) against the related liability and neither is reflected on the consolidated balance sheet.

NOTE 5 - INCOME TAXES
The provision for income taxes consists of the following:

                           2002         2001        2000
                       ----------  -----------  -----------
Current
   Federal              $  1,929     $  9,485     $  5,642
                       ----------  -----------  -----------
Deferred
   Federal                12,824          907        1,679
   State                   (495)          119          324
                       ----------  -----------  -----------
                          12,329        1,026        2,003
                       ----------  -----------  -----------
                        $ 14,258     $ 10,511     $  7,645
                       ==========  ===========  ===========

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          2002          2001
                                                    -------------    -----------
Deferred tax assets:
   Accrual for inventory shrinkage                      $    235      $  1,060
   Allowance for doubtful accounts                           333           357
   Insurance accruals                                      1,467           933
   Net operating loss carryforwards                        2,474         1,532
   Postretirement benefits other than pensions               960           799
   Restructuring costs                                        59            73
   Amortization of intangibles                             2,209         1,768
   Other                                                       -            76
                                                    -------------    -----------
Total deferred tax assets                                  7,737         6,598
   Less:  valuation allowance                            (700)        (1,532)
                                                    -------------    -----------
Deferred tax assets, net of valuation allowance            7,037         5,066
                                                    -------------    -----------


Deferred tax liabilities:
   Property, plant, and equipment                        (5,939)        (3,598)
   Inventory valuation                                  (12,305)          (347)
   Other                                                    (28)           (27)
                                                    -------------    -----------
Total deferred tax liability                            (18,272)        (3,972)
                                                    -------------    -----------

Net deferred tax asset (liability)                    $ (11,235)      $ 1,094
                                                    =============    ===========


A net current deferred tax liability in the amount of $10.6 million primarily resulted from a change in method of accounting for inventory in retail stores from the retail inventory method to the cost method for income tax purposes.

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $63.7 million for state income tax purposes and expire at various times during the period 2003 through 2022.

During 2002, the valuation allowance decreased $832, and during 2001, the valuation allowance decreased $24. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax asset after giving consideration to the valuation allowance.

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                   2002       2001         2000
                                                ---------  ----------   -------

Income tax provision at statutory rate              35.0%      35.0%      35.0%
State income taxes, net of federal benefit           1.4        0.1        0.9
Permanent differences                               (1.0)         -          -
Change in valuation allowance                       (2.0)      (0.1)         -
Other                                                0.2       (0.1)      (1.9)
                                                ---------  ----------   --------
                                                    33.6%      34.9%      34.0%
                                                ---------  ----------   --------

NOTE 6 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $26,844, $22,207, and $17,465, for 2002, 2001, and 2000,
respectively. Total contingent rentals included in operating leases above was $786, $409, and $370, for 2002, 2001, and 2000, respectively. Amortization expense on assets under capital lease for 2002, 2001, and 2000 was $693, $544, and $449, respectively.

Future minimum rental payments under all operating and capital leases as of February 1, 2003 are as follows:

                                                 Operating          Capital
                                                   Leases             Leases
------------------------------------------------------------------------------

2003                                           $   24,750         $    1,020
2004                                               21,814                917
2005                                               18,879                808
2006                                               15,014                626
2007                                               10,405                385
Thereafter                                         15,407                129
                                             ---------------      ------------
Total minimum lease payments                   $  106,269              3,885
                                             ===============

Imputed interest                                                        (768)
                                                                  ------------

Present value of net minimum lease
  payments, including $728 classified
  as current portion of capital lease
  obligations                                                     $    3,117
                                                                  ------------

NOTE 7 - SHAREHOLDERS' EQUITY Effective October 12, 1998 the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a "Right") for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company's common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, on October 12, 2008.

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
On May 24, 2001, the Company announced a five-for-four stock split of its common stock, Class A voting, no par value. The new shares, one additional share for each four shares held by stockholders, were distributed on June 18, 2001 to stockholders of record on June 4, 2001. All share and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split.

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

On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 500,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002 the Company raised proceeds of $3.5 million from the offering of 98,756 shares.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 2,430,651 shares may be granted. These options expire five years from the date of grant. Options outstanding at February 1, 2003 expire in 2003 through 2007.

Under the plan, stock option grants are made to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the "Committee") of the Board of Directors. The number of options granted is directly linked to the employee's job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's Common Stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's Common Stock owned by the optionee, or a combination of cash

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
and shares. Options have a maximum term of ten years from the date of grant. Options granted under the plan generally become exercisable one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary. The plan also provides for annual stock grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels at the fair value of the stock on the grant date.


A summary of activity in the plan follows:

                                               2002                              2001                              2000
                                  -------------------------------- ---------------------------------  ------------------------------
                                                      Weighted                         Weighted                          Weighted
                                                      Average                           Average                          Average
                                                      Exercise                         Exercise                          Exercise
                                      Options          Price            Options          Price            Options         Price
                                  -------------------------------- ---------------------------------  ------------------------------

Outstanding at beginning
   of year                            924,035         $  8.65         1,242,415        $  8.16           1,056,475      $  7.01

Granted                               174,982           20.94           288,219           9.39             647,824         8.03

Forfeited/ canceled                  (83,143)            7.93          (292,253)          9.22            (264,046)        5.88

Exercised                           (210,675)            7.99          (314,346)          6.82            (197,838)        4.63
                                  ------------                       -----------                       -------------

Outstanding at end of year            805,199           11.57           924,035           8.65           1,242,415         8.16
                                  ============                       ===========                       =============

Exercisable at end of year            439,059           10.24            356,068          8.32             288,871         5.67
                                  ============                       ===========                       =============

The weighted average remaining  contractual life of all outstanding  options was
2.3 years at February 1, 2003.

The following table summarizes information about stock options outstanding at February 1, 2003:


                                                   Options Outstanding                              Options Exercisable
                                   --------------------------------------------------    ---------------------------------------
                                                         Weighted
                                                         Average
                                                         Remaining        Weighted                              Weighted
                                         Number         Contractual       Average               Number               Average
          Range of                   Outstanding at        Life           Exercise          Exercisable at          Exercise
      Exercise Prices               February 1, 2003    (in Years)         Price           February 1, 2003           Price
-----------------------------      --------------------------------------------------    ---------------------------------------

       $3.84 to $8.47                  551,103              1.9         $    7.62           326,320                 $  7.35

      $10.61 to $18.53                 184,721              2.8         $   16.85            89,273                 $ 15.62

      $20.91 to $37.05                  69,375              4.5         $   28.89            23,466                 $ 30.03
                                     ------------                                        --------------

                                       805,199                                              439,059
                                     ------------                                        --------------

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2002, 2001, and 2000 was $10.03, $6.90 and $2.08, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================

                                       2002             2001            2000
                                  ---------------  ---------------  ------------

Average expected life (years)           3.0              3.0            3.0
Average expected volatility            46.1%            41.9%          39.0%
Risk-free interest rates                2.1%             2.6%           5.6%
Dividend yield                          0.5%             1.6%           1.3%

The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide reliable single measure of the fair value of its employee stock options.

Restricted Stock. During 2002, 2001, and 2000, the Company issued (forfeited/ cancelled) a net of 750, (15,185), and (47,385) restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since 1996 and the plan owns 242,023 shares of Company stock.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of seven years of service. The Company's contributions for 2002,2001, and 2000 were $176, $117, and $100, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================

                                                --------------------------------
                                                    February 1,    February 2,
                                                       2003           2002
                                                ---------------   -------------

Benefit obligation at beginning of year         $    1,786        $ 1,617
Service cost                                           213            140
Interest cost                                          152            123
Participant contributions                                -              1
Actuarial (gain) loss                                  378            (74)
Benefits paid                                          (28)           (21)
                                                ---------------   -------------
Benefit obligation at end of year               $    2,501         $1,786
                                                ===============   ==============

A reconciliation of the Plan's funded status to accrued benefit cost follows:

                                               --------------------------------
                                                    February 1,    February 2,
                                                       2003           2002
                                                ---------------   -------------

Funded status                                  $   (2,501)        $(1,786)
Unrecognized net actuarial gain                        (2)           (380)
Unrecognized prior service cost                        (4)             (5)
Other                                                  52             116
                                               ----------------   --------------
Accrued benefit costs                          $   (2,455)        $(2,055)
                                               ----------------   --------------


The medical care cost trend used in determining this obligation is 11.0% effective December 1, 2001, decreasing annually before leveling at 5.0% in 2011. This trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $343. The discount rate used in calculating the obligation was 7.0% in 2002 and 7.25% in 2001.

The annual net postretirement cost is as follows:

                                                                                            For the Year Ended
                                                                            ----------------------------------------------------
                                                                              February 1,       February 2,      February 3,
                                                                                  2003             2002             2001
                                                                            -------------  -----------------  ------------------
Service cost                                                                $     213        $     140            $ 132
Interest cost                                                                     152              123              116
Amortization of net gain from prior periods                                         -              (17)             (17)
Amortization of unrecognized prior service cost                                     1                1                1
                                                                            -------------  --------------     ------------------
Net periodic postretirement benefit cost                                    $     366        $     247            $ 232
                                                                            -------------  --------------     ------------------

The Company's policy is to fund claims as incurred.

NOTE 9 - NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is considered contingently issuable and is excluded from the computation of basic earnings per share.

A reconciliation of basic earnings per share to diluted earnings per share follows:

                                                                                Year Ended
                            ----------------------------------------------------------------------------------------
                                      February 1, 2003         February 2, 2002              February 3, 2001
                            ----------------------------  ---------------------------- -----------------------------
                                                   Per                          Per                        Per
                                                  Share                        Share                      Share
                               Income   Shares   Amount    Income     Shares   Amount   Income    Shares   Amount
--------------------------------------------------------------------------------------------------------------------
Basic EPS                     $28,216   25,503    $1.11    $19,629    23,553   $ .83    $14,849   22,382   $  .66

Effect of Dilutive
  Securities                               664                           644                         487

                             --------- -------- --------  ---------  -------- -------  --------- -------  ---------
Diluted EPS                   $28,216   26,167   $ 1.08    $19,629    24,197   $ .81    $14,849   22,869   $  .65
                             ========= ======== ========  =========  ======== =======  ========= =======  ========-


Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options' exercise prices were greater than the average market price of the common shares. There were 56,625 such options outstanding at February 1, 2003 and there were no such options outstanding at February 2, 2002.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $10,434 at February 1, 2003 and $9,133 at February 2, 2002 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $7,871 at February 1, 2003 and $6,838 at February 2, 2002 utilized as collateral for its risk management programs.

Litigation. The Company is a party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the results of operations, cash flows, or the financial condition of the Company. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the results of operations, cash flows, or the financial condition of the Company.

Note 11 - Sales Mix

The Company  manages its business on the basis of one  reportable  segment.  See
Note 1 for a brief description of the Company's business. As of February 1, 2003, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Freds, Inc.
Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
================================================================================
The Company's sales mix by major category during the last 3 years was as follows:
                                                 2002   2001   2000
         Pharmaceuticals.........................33.2%  34.4%  32.7%
         Household Goods.........................23.0%  22.4%  20.4%
         Apparel and Linens......................13.6%  12.3%  13.8%
         Food and Tobacco Products................9.6%   9.5%   9.4%
         Health and Beauty Aids...................9.0%   9.4%  11.0%
         Paper and Cleaning Supplies..............8.4%   8.3%   8.3%
         Sales to Franchised Fred's Stores........3.2%   3.7%   4.4%
                                                ------ ------ ------
                            Totals              100.0% 100.0% 100.0%
                                                ====== ====== ======

Note 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                    First            Second           Third            Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                               ----------------  ---------------  ---------------  ---------------
Year Ended February 1, 2003
---------------------------

Net sales                                                      $  258,427        $ 256,470        $ 263,197        $ 325,324
Gross profit                                                       69,425           69,638           75,994           89,920
Net income                                                          6,275            3,667            7,408           10,866


Net income per share
    Basic                                                            0.25             0.14             0.29             0.42
    Diluted                                                          0.24             0.14             0.28             0.42
Cash dividends paid per share                                        0.03             0.03             0.03             0.03


Year Ended February 2, 2002
---------------------------
Net sales                                                      $  207,359        $ 210,278        $ 219,242        $ 273,952
Gross profit                                                       57,758           56,781           62,038           73,144
Net income                                                          4,159            2,114            5,128            8,228

Net income per share
    Basic                                                            0.18             0.09             0.22             0.34
    Diluted                                                          0.18             0.09             0.22             0.32
Cash dividends paid per share                                        0.03             0.03             0.03             0.03


                                                                 Exhibit 15.1(c)

Stock Market Information

The Company's common stock trades on the Nasdaq Stock Market under the symbol FRED (CUSIP No. 356108-10-0).

The table below sets forth the high and low stock prices, together with cash dividends paid per share, for each fiscal quarter in the past two fiscal years. All amounts have been adjusted for a five-for-four stock split distributed in June 2001 and a three-for-two stock split distributed in February 2002.

                       2001                           2002
           -------------------------        ------------------------
                           Dividends                        Dividends
             High    Low   Per Share          High    Low   Per Share
             ----    ---   ---------          ----    ---   ---------


First      $13.89   $10.87   $0.03           $27.39  $40.10   $0.03
Second     $17.20   $12.91   $0.03           $26.25  $39.05   $0.03
Third      $22.70   $15.99   $0.03           $26.10  $35.00   $0.03
Fourth     $28.73   $20.77   $0.03           $23.23  $30.22   $0.03

                                                                    Exhibit 21.1

FRED'S, INC.

SUBSIDIARIES OF REGISTRANT

Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

     Fred's Stores of Tennessee, Inc.
     Fred's Capital Management Company, Inc.
     Fred's Equipment Management and Leasing, Inc.
     Fred's Capital Finance, Inc.
     Insurance Value Protection Group, LTD

                                                                    Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Fred's Inc. of our report dated March 7, 2003, included in the 2002 Annual Report to Shareholders of Fred's Inc. for the year ended February 1, 2003.

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-48380, 33-67606, 333-103904, and Form S-3 Nos. 333-68478 and
333-83918) of Fred's, Inc. of our report dated March 7, 2003, with respect to the consolidated financial statements of Fred's, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended February 1, 2003.

Our audit also included the financial statement schedule of Fred's, Inc. listed in Item 15(a) as of February 1, 2003 and for the year then ended. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP
                                             --------------------------
                                             Ernst & Young LLP

April 9, 2003
Memphis, Tennessee

                                                                    Exhibit 23.2

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Form S-3 (No. 33-68478 and No. 333-83918) and Form S-8 (No. 33-48380, No. 33-67606 and No. 333-103904) of Fred's, Inc. of our report dated March 15, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 15, 2002 relating to the financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Memphis, Tennessee
April 10, 2003

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                   Pursuant to Section 18 U.S.C. Section 1350


In connection with this annual report on Form 10-K of Fred's, Inc. I, Michael J. Hayes, Chief Executive Officer of Fred's, Inc., certify, pursuant to Section 18 U.S.C. Section 1350, that:
     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.

Date: April 10, 2003                         /s/Michael J. Hayes
                                             -------------------------------
                                             Michael J. Hayes
                                             Chief Executive Officer

                                                                    Exhibit 99.2

                    Certification of Chief Financial Officer
                   Pursuant to Section 18 U.S.C. Section 1350


In connection with this annual report on Form 10-K of Fred's, Inc. I, Jerry A. Shore, Executive Vice President and Chief Financial Officer of Fred's, Inc., certify, pursuant to Section 18 U.S.C. Section 1350, that:
     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.

Date: April 10, 2003                         /s/Jerry A. Shore
                                             -----------------------------------
                                             Jerry A. Shore
                                             Executive Vice President and Chief
                                             Financial Officer