Form 10-Q
period 2003-05-03
FREDS INC
filed 2003-06-18
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]          QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 3, 2003.

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

The registrant had 25,962,897 shares of Class A voting, no par value common stock outstanding as of June 6, 2003.

                                  FRED'S, INC.

                                      INDEX

                                                                       Page No.
Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 3, 2003 and February 1, 2003                                       3
    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 3, 2003
     and May 4, 2002                                                        4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 3, 2003
     and May 4, 2002                                                        5

    Notes to Consolidated Financial Statements                              6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    8 - 10

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                        11

  Item 4 - Controls and Procedures                                         11

Part II - Other Information                                                12
---------------------------

Signatures                                                                 13
----------

Certifications
--------------

  Certification of the Chief Executive Officer Pursuant to Section 302     22
  of the Sarbanes-Oxley Act of 2002

  Certification of the Chief Financial Officer Pursuant to Section 302
  of the Sarbanes-Oxley Act of 2002                                        23

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                  May 3,           February 1,
                                                                                  2003                2003
                                                                                  -----               -----
ASSETS:
Current assets:

      Cash and cash equivalents                                                   $7,277                             $8,209
      Receivables, less allowance for doubtful
      accounts of $975 ($975 at February 1, 2003)                                 17,702                             18,400
      Inventories                                                                212,480                            193,506
      Other current assets                                                         2,944                              7,775
                                                                                ---------                          --------
           Total current assets                                                  240,403                            227,890
      Property and equipment, at depreciated cost                                118,423                            110,794
      Equipment under capital leases, less accumulated
       amortization of $2,725 ($2,542 at February 1,2003)                          2,242                              2,425
      Other noncurrent assets                                                      4,745                              4,739
                                                                                --------                           --------
           Total assets                                                         $365,813                           $345,848
                                                                                ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $71,028                            $58,489
      Current portion of indebtedness                                                 36                                177
      Current portion of capital lease obligations                                   676                                728
      Accrued liabilities                                                         15,100                             19,484
      Current deferred tax liability                                              10,895                             10,559
Income taxes payable                                                               2,735                                ---
                                                                                --------                           --------
           Total current liabilities                                             100,470                             89,437
                                                                                --------                           --------

Long term portion of indebtedness                                                    104                                121
Deferred tax liability                                                             1,503                                676

Capital lease obligations                                                          2,239                              2,389
Other noncurrent liabilities                                                       2,555                              2,455
                                                                                --------                           --------
           Total liabilities                                                     106,871                             95,078
                                                                                --------                           --------

Shareholders' equity:
      Preferred stock, nonvoting, no par value,
        10,000,000 shares authorized, none outstanding                               ---                                ---
      Preferred stock, Series A junior participating
         nonvoting, no par value, 224,594 shares
       authorized, none outstanding                                                  ---                                ---
      Common stock, Class A voting, no par value,
         60,000,000 shares authorized 25,744,970
         shares issued and outstanding
         (25,673,259 shares at February 1, 2003)                                 118,279                            117,209
      Common stock, Class B nonvoting, no par value,
         11,500,000 shares authorized, none outstanding                              ---                                ---
      Retained earnings                                                          140,676                            133,589
      Deferred compensation on restricted
         Stock incentive plan                                                        (13)                               (28)
                                                                                --------                           --------
           Total shareholders' equity                                            258,942                            250,770
                                                                                --------                           --------
      Total liabilities and shareholders' equity                                $365,813                           $345,848
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

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                      Thirteen Weeks Ended
                                                      --------------------

                                                      May 3,       May 4,
                                                      2003          2002
                                                    --------        --------

Net Sales                                           $310,689        $258,427

Cost of goods sold                                   222,741         189,002
                                                    --------        --------

     Gross Profit                                     87,948          69,425

Selling, general and administrative
  Expenses                                            75,971          60,012
                                                    --------        --------

     Operating income                                 11,977           9,413

Interest (income) expense                                 97            (74)
                                                    --------        --------

     Income before income taxes                       11,880           9,487

Provision for income taxes                             4,023           3,212
                                                    --------        --------

Net income                                          $  7,857        $  6,275
                                                    ========        ========


Net income per share:

     Basic                                           $   .31        $    .25
                                                    ========        ========

     Diluted                                         $   .30        $    .24
                                                    ========        ========


Weighed average shares outstanding:

     Basic                                            25,637          25,358


     Effect of diluted stock options                     655             747
                                                    --------        --------

     Diluted                                          26,292          26,105
                                                    ========        ========


Dividends paid per common share                     $    .03        $    .03
                                                    ========        ========


           See accompanying notes to consoidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                              Thirteen Weeks Ended

                                                                                 May 3,          May 4,
                                                                                  2003            2002
                                                                              --------         --------

Cash flows from operating activities:
    Net income                                                                  $7,857           $6,275
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                              5,698            4,958
      Provision for uncollectible receivables                                       --                6
      Lifo reserve                                                                 370              300
      Deferred income taxes                                                        594              474
      Amortization of deferred compensation on
        restricted stock incentive plan                                             15                4
    Tax benefit upon exercise of stock options                                     384              690
Issuance of restricted shares                                                        8              --
(Increase)decrease in assets:
           Receivables                                                             698             (373)
           Inventories                                                         (19,344)          (6,415)
           Other assets                                                            (79)          (1,367)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                   8,153            4,014
      Income taxes payable                                                       8,215            1,048
      Other noncurrent liabilities                                                 100              100
                                                                              --------         --------
      Net cash provided by operating activities                                 12,669            9,714
                                                                              --------         --------

Cash flows from investing activities:
    Capital expenditures                                                       (12,692)          (8,896)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                      (457)            (298)
                                                                              --------         --------
Net cash used in investing activities                                          (13,149)          (9,194)
                                                                              --------         --------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                                                 (360)            (300)
    Proceeds from exercise of options                                              678              545
    Proceeds from sale of additional shares                                         --            3,537
    Cash dividends paid                                                           (770)           (784)
                                                                              --------         --------
  Net cash (used in) provided by financing activities                             (452)           2,998
                                                                              --------         --------
    Increase (decrease)in cash and cash equivalents                               (932)            3,518
    Beginning of period cash and cash equivalents                             $  8,209           15,906
                                                                              --------         --------
    End of period cash and cash equivalents                                   $  7,277          $19,424
                                                                              ========         ========

Supplemental disclosures of cash flow information:
    Interest (received) paid                                                  $     92             ($81)
                                                                              ========         ========
    Income taxes paid                                                         $    ---           $3,500
                                                                              ========         ========

          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------
     NOTE 1:  BASIS OF PRESENTATION
     ---------------------------------------------------------------------------

          Fred's, Inc. ("We", "Our" or "Us") operates 447 discount general merchandise stores, including 26 franchised Fred's stores, in thirteen states in the southeastern United States. Two hundred and twenty-two of the stores have full service pharmacies.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 2003 incorporated into Our Annual Report on Form 10-K.

          The results of operations for the thirteen-week period ended May 3, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

          Certain prior quarter amounts have been reclassified to conform to the 2003 presentation.

     ---------------------------------------------------------------------------
     NOTE 2:  INVENTORIES
     ---------------------------------------------------------------------------

          Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that our RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $29,368 and $26,372 at May 3, 2003 and May 4, 2002, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $6,508 at May 3, 2003 and $4,903 at May 4, 2002.

          LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

     ---------------------------------------------------------------------------
     NOTE 3:  INCENTIVE STOCK OPTIONS
     ---------------------------------------------------------------------------

     We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of our incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.


                                                 For the Quarter Ended
                                             May 3, 2003          May 4, 2002
                                             -----------          -----------
                                           (In thousands, except per share data)

     Net income                                $7,857               $6,275
     SFAS No. 123 pro forma compensation
     expense, net of income taxes                 (81)                (118)
                                             -----------          -----------
     SFAS No. 123 pro forma
     net income                                $7,776               $6,157
                                              ==========          ===========

     Pro forma earnings per share:
     Basic                                     $ 0.30               $ 0.24
     Diluted                                   $ 0.30               $ 0.24

     Earnings per share, as reported:
     Basic                                     $ 0.31               $ 0.25
     Diluted                                   $ 0.30               $ 0.24

     Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
     ---------------------------------------------------------------------------
     GENERAL
     ---------------------------------------------------------------------------

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

     The impact of inflation on labor and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to the federal minimum wage and, accordingly, any increase affects us. In addition, payroll taxes, employee benefits and other employee-related costs continue to increase. Occupancy costs, including rent, maintenance, taxes and insurance, also continue to rise. We believe that maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

     ---------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------------------------------------------------------------

     Thirteen Weeks Ended May 3, 2003 and May 4, 2002 Net sales increased to $310.7 million in 2003 from $258.4 million in 2002, an increase of $52.3 million or 20.2%. The increase was attributable to comparable store sales increases of 6.8% ($16.8 million) and sales by stores not yet included as comparable stores ($35.5 million). Sales to franchisees remained the same as last year. The sales mix for the period was 49.2% Hardlines, 33.3% Pharmacy, 14.8% Softlines, and 2.7% Franchise. This compares with 48.0% Hardlines, 35.2% Pharmacy, 13.3% Softlines, and 3.5% Franchise for the same period last year.

     Gross profit increased to 28.3% of sales in 2003 compared with 26.9% of sales in the prior-year period. Gross profit margins increased as a result of higher initial markup in stores and the pharmacy department, product mix, lower markdowns which were heavy in the first quarter of last year and better control of shrinkage.

     Selling, general and administrative expenses increased to $76.0 million in 2003 from $60.0 million in 2002. As a percentage of sales, expenses increased to 24.4% of sales compared to 23.2% of sales last year. Selling, general and administrative expenses increased primarily due to higher distribution cost at the Company's Memphis distribution center related to the opening of the new distribution center in Dublin, Georgia, as well as higher insurance costs and additional costs associated with opening 13 more new stores than last year.

     For the first quarter of 2003 interest expense was $.1 million as compared to interest income of $.1 million last year. The difference is primarily due to increases in capital expenditures spending for new stores and the Dublin, Georgia distribution center.

     For the first quarter, the effective income tax rate was 33.9%, the same as the first quarter of last year. Income taxes in the quarter benefited from an adjustment in excess of the original estimate of $330,559 related to the enterprise zone credits allowable for the 2002 tax year. A similar amount will be taken ratably over the year for the 2003 credit. We anticipate the tax rate for the remainder of the year to be in the 35% range.

     ---------------------------------------------------------------------------
     LIQUIDITY AND CAPITAL RESOURCES
     ---------------------------------------------------------------------------

     Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

     Cash flows provided by operating activities totaled $12.7 million during the thirteen-week period ended May 3, 2003. Cash was primarily used to increase inventories by approximately $19.3 million in the first quarter of 2003. This increase was primarily attributable to 33 new stores in the first quarter of 2003. Accounts payable increased approximately $8.2 million during the first quarter of 2003.

     Cash flows used in investing activities totaled $13.1 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($7.0 million), expenditures for the new distribution center to be constructed in Dublin, Georgia ($4.1 million) and ($1.6 million) for technology and other corporate expenditures. During the first quarter, we opened 34 stores, closed 1 store, opened 7 pharmacies, closed 1 pharmacy and remodeled 9 stores. We expect to open 20 to 25 stores in the second quarter and approximately 70 to 75 stores for the year. Our capital expenditure plan for 2003 is in the $31 million dollar range for store and pharmacy expansion. Depreciation expense for the year is in the $21 million dollar range.

     Cash flows used in financing activities totaled $0.5 million and was used primarily to pay dividends.

     On April 3, 2000, we entered into a new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the May 15, 1992 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity (which was $191,660,000 at May 3, 2003)and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .18% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to March 31, 2004. There were no borrowings outstanding under the Agreement at May 3, 2003.

     On April 23, 1999, we entered into a Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement provided us with a four-year unsecured term loan of $2.3 million to finance the replacement of our mainframe computer system. The Loan Agreement bears interest of 6.15% per annum and matures on April 15, 2003. Under the most restrictive covenants of the Loan Agreement, we are required to maintain specified debt service levels. The Loan Agreement was paid off during the first quarter of 2003.

     We have other miscellaneous financing obligations totaling $140,000 which relate primarily to business acquisitions. The Company's indebtedness under miscellaneous financing matures as follows: 2003 - $36,000; 2004 - $17,000; 2005 - $18,000; 2006 - $19,000; 2007 - $21,000; and $29,000 thereafter.

     We financed the construction of our Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. We purchased 100% of the issued bonds and intend to hold them to maturity, effectively financing the construction with internal cash flow. We have offset the investment in the bonds ($18,485,000) against the related liability and neither is reflected on the consolidated balance sheet.

     We believe that  sufficient  capital  resources  are  available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.
     ---------------------------------------------------------------------------
     STOCK SPLIT
     ---------------------------------------------------------------------------

     On June 5, 2003, we announced a three-for-two stock split to be effected as a stock dividend. The stock dividend will be distributed on July 1, 2003 to shareholders of record on June 16, 2003.

     ---------------------------------------------------------------------------
     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     ---------------------------------------------------------------------------

     Statements, other than those based on historical facts that we expect or anticipate may occur in the future, are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including:

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

     Item 3.
     ---------------------------------------------------------------------------
     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     ---------------------------------------------------------------------------

     We have no holdings of derivative financial or commodity instruments as of May 3, 2003. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

     Item 4.
     ---------------------------------------------------------------------------
     CONTROLS AND PROCEDURES
     ---------------------------------------------------------------------------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14((c) and 15d-1(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                 Not Applicable.

Item 3.       Defaults Upon Senior Securities

                 Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

                 Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K

               Exhibits:

               10.1 Employment  agreement with Michael J. Hayes  effective April
                    30, 2003.
               10.2 Employment  agreement with John D. Reier effective April 30,
                    2003.
               99.1 Press  release  dated  June 5, 2003,  announcing  the Fred's stock split  (incorporated  herein by  reference  to Exhibit
                    99.1 to the Company's current report on Form 8-K dated June 5, 2003).
               99.2 Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. Section 1350.
               99.3 Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C. Section 1350.

               Reports on Form 8-K:

                    1) Form 8-K dated May 22, 2003 with press release dated May 22, 2003, reporting sales and earnings for the first quarter ended May 3, 2003, and other matters relating to the Company's operation and financial condition.

                    2) Current report on Form 8-K dated June 5, 2003 reporting under Item 5, Other Events, information related to announcement by Board of Directors approval of three-for-two stock split.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FRED'S, INC.

Date:  June 16, 2003                     /s/Michael J. Hayes
                                         ------------------------
                                         Michael J. Hayes
                                         Chief Executive Officer


Date:  June 16, 2003                    /s/Jerry A. Shore
                                        -------------------------
                                        Jerry A. Shore
                                        Chief Financial Officer

                                                                    Exhibit 10.1

                              EMPLOYMENT AGREEMENT
                                       OF
                                MICHAEL J. HAYES


     AGREEMENT, dated as of April 30, 2003 by and between FRED'S, INC., a Tennessee corporation, with offices at 4300 New Getwell Road, Memphis, Tennessee 38118 ("Company") and MICHAEL J. HAYES, currently residing at Riverbluff Condominiums, 355-I Riverbluff Place, Memphis, Tennessee 38103 ("Executive").

     In consideration of the many years of devoted service of Executive to Company, at nominal compensation as compared to his competence and dedication to enhancing the value of Company to its shareholders, and the mutual covenants and conditions herein set forth, the parties hereto and each of them agree as follows:

     1. Company hereby agrees to employ Executive to serve as its "Chief Executive Officer" or as its "Chairman of the Board", at the discretion of Company's Board of Directors, for a term of two (2) years commencing from and after May 1, 2003 (the "Initial Term"). At the end of each day in the Initial Term, the term of this Agreement shall be automatically extended for an additional day, unless either party shall have given to the other written notice of termination, which termination shall become effective at the end of the Initial Term measured from and after the date of such notice.

     2. Executive agrees to serve as Company's "Chief Executive Officer" during the term of this Agreement. As such, he shall have and agrees to assume primary responsibility (subject at all time to the control of the Board of Directors of the Company) for matters assigned to him by the Board of Directors. In the performance of such duties, Executive agrees to make available to Company all of his professional and managerial knowledge and skill and such portion of his time as may be required for the proper fulfillment of his duties. In addition, during the term of this Agreement, Executive shall continue to serve in the aforesaid capacity and in such other offices and capacities to which he may be appointed or elected by the Board of Directors of Company.

     3. As compensation for all of the services to be performed hereunder, Company agrees to pay and Executive agrees to accept an annual base salary of $250,000. The annual base salary of Executive during the term of discretion of the Board of Directors of Company. Executive's compensation will be paid in conformity with Company's practice for payment of its executives' compensation, as such practice may be established or modified from time to time. Company will make available to Executive such benefits on terms no less favorable than those currently in effect for Executive (see Schedule A hereto) and, if better than such current terms, such terms as are or shall be granted or made available by Company to its other executive employees. In addition, Executive shall (i) be considered for any bonus awards on the same basis as are other executives of Company, and (ii) be considered for and granted qualified options and other consideration based upon shares of Company's Common Stock on the same basis as are other executives of Company.

     4. Company shall reimburse Executive, upon the submission of receipts or vouchers therefore, for all necessary expenses and disbursements reasonably incurred by him for the proper performance of his duties as Chief Executive Officer of Company. Executive, as a condition to such reimbursement, shall submit reports of such expenses and disbursements to the chief financial officer of Company (i) not later than one month from the date such expenses and disbursements are incurred and determinable and (ii) together with proper vouchers and receipts therefor.

     5. (a) This Agreement shall continue unless and until terminated by either party, (i) with or without cause, upon written notice of termination as provided in Section 1 above, or (ii) for cause, effective upon not less than one hundred eighty (180) days prior written notice to the other (except that such notice of termination may be effective immediately in the case of termination (x) by Company for acts of Executive involving a felony committed against Company or breach of duty of loyalty or (y) by Executive).

        (b) If, during any term of this Agreement, Executive shall become unable to perform his duties by reason of illness or incapacity, then Company, may, at its option, terminate this Agreement. In such event, the notice period shall be not less than the applicable elimination period in any employee disability plan of the Company in which Executive participates.

        (c) If, during any term of this Agreement, Company shall terminate this Agreement for any reason, or Executive shall terminate this Agreement, retire or die, whether at or prior to the end of the Initial Term, than and in that event, the sole payments to which Executive, his heirs, legatees and legal representatives shall be entitled, except as provided in subsection (d) below as to certain terminations hereunder, shall be payment (i) to Executive of the compensation herein provided (i.e., base salary plus any bonus awarded to executives of the Company for the subject fiscal year) prorated to the date of such termination, (ii) of health and dental benefits for the entire lives of both Executive and his spouse comparable to those provided to Executive and his spouse at the date hereof and as improved during the term hereof (e.g., Executive and spouse shall not be required to pay any deductibles), and (iii) of insurance premiums during Executive's entire life on all life insurance on Executive's life which is in force and paid by Company immediately prior to the date of such termination.

        (d) In addition, in the event of any termination hereunder by either party (other than termination by Company for cause or by Executive pursuant to Section 1), Company shall continue, from and after the last date upon which Executive actually renders services to Company of the nature required hereunder on a full-time basis, for two (2) years (the "Extension Period"), to pay Executive at the same annual base rate of compensation as Company was paying Executive prior to the date of termination, plus any bonus received with respect to the last complete fiscal year of the Company during the term hereof, plus a monthly allowance of $6,000 (at the request of Executive) to defray his cost of an office and secretarial assistance (which cost need not be documented) during the Extension Period. The Extension Period shall be reduced by one-half in the event Executive is terminated by Company for cause.

        (e) "Cause", for purposes of this Agreement and as invoked by Company, shall be deemed to be (i) conviction for a felony, (ii) refusal to perform the duties of his employment, (iii) gross negligence in the performance of the duties of his employment, or (iv) violation of his duty of loyalty to Company. "Cause", for purposes of this Agreement and as invoked by Executive, after prior written notice by Executive to Company and its Board of Directors at Executive's election and in his sole discretion, shall be deemed to be (i) failure of Company to pay the compensation required to be paid or to provide the benefits required to be provided by Company hereunder, (ii) after any "change in control" of Company. For purposes of this paragraph (d), "change in control" shall mean
(a) the transfer of ownership (whether directly, indirectly, beneficially or of record) of shares in excess of twenty percent (20%) of the outstanding shares of Common Stock of the Company by a person or group of persons (including without limitation, a company, trust, partnership, joint venture, individual or other entity) for the purpose of affecting control of Company or other than in the ordinary course of trading (b) the merger or consolidation into, or sale of assets of the Company to, another company (i.e., where the Company is not the surviving and operating company, or where the stockholders of the Company prior to such transaction(s), or (c) the persons who are directors of the Company as of the date hereof cease to constitute a majority of the Board of Directors of the Company during any 12-month period after a transaction described in (a) or
(b).

     6. For a period of six (6) months from and after any termination of this Agreement (other than by Company pursuant to Section 1, and other than by Executive for cause) (the "Non-compete Period"), Executive shall not, directly or indirectly, in any capacity, (i) engage in any activity in competition with Company, whether Executive is self-employed or employed by any person or entity, in the "dollar store" retail business, through any retail outlet(s) located within 25 miles of any retail outlet(s) operated or franchised by Company (a "Prohibited Activity"), or (ii) own any interest in any entity which engages in any Prohibited Activity (unless such entity is an entity whose equity is publicly traded and such ownership is less than 5%).

     7. Except as instructed by Company's Board of Directors or as necessary in the course of his employment hereunder, Executive covenants and agrees that he shall not at any time during the term of this Agreement or during the year following the termination of his employment hereunder, directly or indirectly, use, disseminate, disclose, publish or transfer any Confidential Information to any persons other than then current employees of the Company. As used herein, the term "Confidential Information" shall mean all customer and correspondence lists, reports, vendor lists, purchase or pricing information, sales or indexing information, employee names, marketing strategies and plans, store location and layout plans, planograms, trade secrets, know how, marketing or merchandising information, and statistical data, arising from or relating to the business of Company and received or developed by Executive during the term of his employment hereunder, whether in the form of oral communications, writings, discs, diskettes, charts, computer cards, memory or tapes, or embodied in any other form whatsoever. Further, Executive covenants and agrees that he shall not at any time during the term of this Agreement or during the year following the termination of his employment hereunder, directly or indirectly, solicit, hire, or cause to be solicited or hired by any other person or entity or employee or agent of the Company without the prior written consent of the Company.

     8. This Agreement is personal in nature and is not assignable by Executive or by Company except that Company, its successors and assigns, including any other entity which succeeds to its business, whether by acquisition, reorganization, merger, consolidation or other similar event, shall be bound by the terms hereof and shall enjoy the benefits hereof.

     9. This Agreement contains the entire understanding of the parties and all prior or contemporaneous oral or written understandings of the parties with relation thereto are void and of no effect whatsoever. Except as herein provided, no amendment, change or modification of any of the terms hereinabove contained shall be binding unless set forth in writing signed by the party to be charged. Executive acknowledges and agrees that the breach of any covenant contained herein would cause Company irreparable damage, and that the remedy at law for such a breach would be inadequate, and that this Agreement may be specifically enforced. Remedies available hereunder or otherwise shall not be exclusive, but shall be cumulative. If any one or more of the provisions contained in this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, but it shall be construed as if such invalid, illegal or unenforceable provision shad never been contained herein. This Agreement has been executed and shall be performed in the State of Tennessee, and shall be construed and interpreted in accordance with the laws thereof. In the event it should become necessary for either party to initiate any suit or proceeding to enforce the terms of this Agreement, the party adjudged to be in breach shall pay all costs and expenses thereof, including reasonable attorneys' fees (except after a change in control Company shall pay all such costs and expenses).

     10. All notices required hereunder shall be deemed to have been duly given only if contained in writing and mailed Certified Mail, Return Receipt Requested, to the parties at the respective addresses hereinabove set forth or to such other address as they may have designated.

     11. Executive hereby represents and warrants to Company that Executive is under no legal impediment or restraint, whether under contract or non-competition or otherwise, which would cause him or Company to be or become liable to any other party for costs or damages or subject to injunction or other equitable relief, if Executive and Company were to perform their respective duties and exercise their respective rights under this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


WITNESS:                                      FRED'S, INC.

/s/                                              By:/s/Roger Knox
---------------------------                      -----------------------------
                                                 ROGER KNOX, Director


WITNESS:

/s/                                              /s/Michael Hayes
---------------------------                      -----------------------------
                                                 MICHAEL J. HAYES, Executive


                                   SCHEDULE A
                                   ----------

Executive shall be entitled to:

1. 8 weeks of vacation per successive 12-month period under this Agreement, in accordance with the notice and scheduling provisions of Company policy.

2. use of a late model car of Executive's choosing, paid entirely by Company (vehicle purchase or lease costs, fuel, maintenance, licensure, repairs, insurance).

3. waiver on medical and dental insurance plans of all deductibles and all pre-admittance clearance requirements.

4. payment of travel expenses for Executive's spouse when deemed appropriate by Executive for business purposes of Company.

5. any other items permitted or required under the prior employment agreement of Paul Baddour with Company.

                                                                    Exhibit 10.2

                              EMPLOYMENT AGREEMENT
                                       OF
                                  JOHN D. REIER


     AGREEMENT, dated as of April 30, 2003 by and between FRED'S, INC., a Tennessee corporation, with offices at 4300 New Getwell Road, Memphis, Tennessee 38118 ("Company") and JOHN D. REIER, currently residing at 160 Ascot Park, Memphis, Tennessee 38120 ("Executive").

     In consideration of the mutual covenants and conditions herein set forth, the parties hereto and each of them agree as follows:

     1. Company hereby agrees to employ Executive to serve as its "President", for a term of two (2) years commencing from and after May 1, 2003 (the "Initial Term"). At the end of the Initial Term and at the end of each successive
Additional Term (defined below), the term of this Agreement shall be automatically extended annually for an additional one (1) year term (each an "Additional Term"), unless either party shall have given to the other written notice of termination at least ninety (90) days prior to the end of the then current term (which termination shall become effective at the end of the then current term).

     2. Executive agrees to serve as Company's "President" during the term of this Agreement. As such, he shall have and agrees to assume primary responsibility (subject at all time to the control of the Chief Executive
Officer of the Company) for matters assigned to him by the Chief Executive Officer. In the performance of such duties, Executive agrees to make available to Company all of his professional and managerial knowledge and skill and such portion of his time as may be required for the proper fulfillment of his duties. In addition, during the term of this Agreement, Executive shall continue to serve in the aforesaid capacity and in such other offices and capacities to which he may be appointed or elected by the Board of Directors of Company.

     3. As compensation for all of the services to be performed hereunder, Company agrees to pay and Executive agrees to accept an annual base salary of $250,000 commencing the date of this amended Agreement. The annual base salary of Executive during the term of this Agreement shall be reviewed annually and shall be subject to upward adjustment from the aforesaid level at the discretion of the Board of Directors of Company. Executive's compensation will be paid in conformity with Company's practice for payment of its executives' compensation, as such practice may be established or modified from time to time. Company will make available to Executive such benefits on the same terms as are or shall be granted or made available by Company to its other executive employees, to the extent that Executive shall become qualified or eligible for such employee benefits or any of them (except that Executive shall be entitled to 3 weeks of vacation per successive 12-month period under this Agreement, in accordance with the notice and scheduling provisions of Company policy). In addition, Executive shall be considered for any bonus awards on the same basis as are other executives of Company.

     4. Company shall reimburse Executive, upon the submission of receipts or vouchers therefore, for all necessary expenses and disbursements reasonably incurred by him for the proper performance of his duties as President of Company. Executive, as a condition to such reimbursement, shall submit reports of such expenses and disbursements to the chief financial officer of Company (i) not later than one month from the date such expenses and disbursements are incurred and determinable and (ii) in a form and with such detail as will constitute a proper record of tax deductible expenses, (iii) together with proper vouchers and receipts therefor.

     5. (a) This Agreement shall continue unless and until terminated by either party, (i) with or without cause, upon written notice of termination as provided in Section 1 above, or (ii) for cause, effective upon not less than ninety (90) days prior written notice to the other (except that such notice of termination may be effective immediately in the case of termination by Company for acts of Executive involving moral turpitude or breach of duty of loyalty).

        (b) If, during any term of this Agreement, Executive shall become unable to perform his duties by reason of illness or incapacity, then Company, may, at its option, terminate this Agreement. In such event, the notice period shall be not less than the applicable elimination period in any employee disability plan of the Company in which Executive participates.

        (c) If, during any term of this Agreement, Company shall terminate this Agreement for any reason, or Executive shall terminate this Agreement, retire or die, whether at or prior to the end of the Initial or any additional Term, then and in that event, the sole payments to which Executive, his heirs, legatees and legal representatives shall be entitled, shall be payment to Executive of the compensation herein provided (i.e., base salary) prorated to the date of such termination, and thereafter Company shall have no further obligations or liabilities hereunder, except as provided in subsection (d) below as to certain terminations hereunder.

        (d) In the event of any termination hereunder by either party (other than termination by Company for cause or by Executive pursuant to Section 1), Company shall continue, from and after the last date upon which Executive actually renders services to Company of the nature required hereunder on a full-time basis, (A) for one (1) year (the "Pay Extension Period"), to pay Executive at the same annual base rate of compensation as Company was paying
Executive prior to the date of termination, and B) for five (5) years (the "Medical Benefits Extension Period"), to provide to Executive and his spouse medical benefits comparable to those provided to Executive and his spouse at the date hereof. Provided, further that such extended pay and extended medical benefits (i) shall not be paid or provided in the event Executive is terminated for cause or violates Section 6 of this Agreement, and (ii) shall be reduced to the extent that Executive received compensation or medical benefits from alternate employment during the applicable Extension Period (and Executive hereby covenants to use reasonable efforts to find and to accept such alternate employment, subject to the limitation of Section 6 below, with compensation and benefits comparable to that provided under this Agreement).

        (e) "Cause", for purposes of this Agreement and as invoked by Company, shall be deemed to be (i) conviction for a felony, (ii) refusal to perform the duties of his employment, (iii) misconduct or negligence in the performance of the duties of his employment, (iv) violation of his duty of loyalty to Company,
(v) violation of Section 6 of this Agreement or (vi) failure to provide the release referred to in Section 11 in form and substance satisfactory to Company. "Cause", for purposes of this Agreement and as invoked by Executive, shall be deemed to be (i) failure of Company to pay the compensation required to be paid or to provide the benefits required to be provided by Company hereunder, (ii) beginning one (1) year after a "change in control" of Company, (x) Company's material reduction in Executive's authority, perquisites, position, title or responsibilities (other than such a reduction by Company for cause, because of a temporary illness or disability or such a reduction which affects all of Company's senior executives on a substantially equal or proportionate basis as a result of financial results, conditions, prospects, reorganization, workout or distressed condition of Company), or (y) the relocation of Company's primary place of business or the relocation of Executive by Company more than 50 miles from Company's present offices, in each and every case, after 30 days' prior written notice by Executive to Company and its Board of Directors and Company's failure thereafter to cure such reduction or violation within such 30 days. For purposes of this paragraph (d) "change in control" shall mean (a) the transfer of ownership (whether directly, indirectly, beneficially or of record) of shares in excess of twenty percent (20%) of the outstanding shares of Common Stock of the Company by a person or group of persons (including without limitation, a company, trust, partnership, joint venture, individual or other entity) for the purpose of affecting control of Company or other than in the ordinary course of trading, (b) the merger or consolidation into, or sale of assets of the Company to, another company (i.e., where the Company is not the surviving and operating company, or where the stockholders of the Company prior to such transaction(s) do not own at least fifty-one percent (51%) of the outstanding common stock of the surviving company after such transaction(s) or (c) the persons who are directors of the Company as of the date hereof cease to constitute a majority of the Board of Directors of the Company during any 12-month period after a transaction described in (a) or (b).

     6. For a period of twelve (12) months from and after any termination of this Agreement (other than by Company pursuant to Section 1, and other than by Executive for cause) (the "Non-compete Period"), Executive shall not, directly or indirectly, in any capacity, (i) engage in any activity in competition with Company, whether Executive is self-employed or employed by any person or entity (whether on a full-time or part-time basis or as a consultant or other independent contractor) which is engaged in or plans to engage in any phase of the discount retail sales or pharmacy businesses, through any retail outlet(s) located or to be located within 25 miles of any retail outlet(s) operated or franchised by Company (a "Prohibited Activity"), or (ii) own any interest in any entity which engages in any Prohibited Activity (unless such entity is an entity whose equity is publicly traded and such ownership is less than 5%).

     7. Except as instructed by Chief Executive Officer or as necessary in the course of his employment hereunder, Executive covenants and agrees that he shall not at any time during the term of this Agreement or during the year following the termination of his employment hereunder, directly or indirectly, use, disseminate, disclose, publish or transfer any Confidential Information to any persons other than then current employees of the Company. As used herein, the term "Confidential Information" shall mean all customer and correspondence lists, reports, vendor lists, purchase or pricing information, sales or indexing information, employee names, marketing strategies and plans, store location and layout plans, planograms, trade secrets, know how, marketing or merchandising information, and statistical data, arising from or relating to the business of Company and received or developed by Executive during the term of his employment hereunder, whether in the form of oral communications, writings, discs, diskettes, charts, computer cards, memory or tapes, or embodied in any other form whatsoever. Further, Executive covenants and agrees that he shall not at any time during the term of this Agreement or during the year following the termination of his employment hereunder, directly or indirectly, solicit, hire, or cause to be solicited or hired by any other person or entity or employee or agent of the Company without the prior written consent of the Company.

     8. This Agreement is personal in nature and is not assignable by Executive or by Company except that Company, its successors and assigns, including any other entity which succeeds to its business, whether by acquisition, reorganization, merger, consolidation or other similar event, shall be bound by the terms hereof and shall enjoy the benefits hereof.

     9. This Agreement contains the entire understanding of the parties and all prior or contemporaneous oral or written understandings of the parties with relation thereto are void and of no effect whatsoever. Except as herein provided, no amendment, change or modification of any of the terms hereinabove contained shall be binding unless set forth in writing signed by the party to be charged. Executive acknowledges and agrees that the breach of any covenant contained herein would cause Company irreparable damage, and that the remedy at law for such a breach would be inadequate, and that this Agreement may be specifically enforced. Remedies available hereunder or otherwise shall not be exclusive, but shall be cumulative. If any one or more of the provisions contained in this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, but it shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. This Agreement has been executed and shall be performed in the State of Tennessee, and shall be construed and interpreted in accordance with the laws thereof. In the event it should become necessary for either party to initiate any suit or proceeding to enforce the terms of this Agreement, the party adjudged to be in breach shall pay all costs and expenses thereof, including reasonable attorneys' fees.

     10. All notices required hereunder shall be deemed to have been duly given only if contained in writing and mailed Certified Mail, Return Receipt Requested, to the parties at the respective addresses hereinabove set forth or to such other address as they may have designated.

     11. Executive hereby represents and warrants to Company that Executive is under no legal impediment or restraint, whether under contract or non-competition or otherwise, which would cause him or Company to be or become liable to any other party for costs or damages or subject to injunction or other equitable relief, if Executive and Company were to perform their respective duties and exercise their respective rights under this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


WITNESS:                                      FRED'S, INC.



/s/                                           By:/s/Michael H. Hayes
-----------------------                          --------------------------
                                                 MICHAEL J. HAYES,
                                                 Chief Executive Officer


WITNESS:


/s/                                              /s/John Reier
-----------------------                          --------------------------
                                                 JOHN D. REIER,
                                                 Executive

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

Date: June 16, 2003
                                           /s/Michael Hayes
                                           ------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

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


Date: June 16, 2003
                                           /s/Jerry Shore
                                           ------------------------------
                                           Jerry A. Shore
                                           Executive Vice President and
                                           Chief Financial Officer

                                                                   Exhibit  99.1

                    Certification of Chief Executive Officer
                   Pursuant to Section 18 U.S.C. Section 1350

In connection with this quarterly report on Form 10-Q of Fred's, Inc. I, Michael
J. Hayes, Chief Executive Officer of Fred's, Inc., certify, pursuant to Section 18 U.S.C. Section 1350, that:
     2. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     3. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.

Date: June 16, 2003
                                           /s/Michael Hayes
                                           --------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

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


Date: June 16, 2003
                                           /s/Jerry Shore
                                           ----------------------------------
                                           Jerry A. Shore
                                           Executive Vice President and Chief
                                           Financial Officer