Form 10-Q
period 2003-08-02
FREDS INC
filed 2003-09-16
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 2, 2003.

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
Yes    X   .             No             .
    -------                 ------------

Indicate by check mark whether the registrant is an accelerated filer.
Yes      X        No
    -----------      -----------

The registrant had 39,101,108 shares of Class A voting, no par value common stock outstanding as of September 5, 2003.

                                  FRED'S, INC.
                                  ------------

                                      INDEX
                                      -----

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     August 2, 2003 and February 1, 2003                                      3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended August 2, 2003
     and August 3, 2002 and the Twenty-Six Weeks ended
     August 2, 2003 and August 3, 2002                                        4

    Consolidated Statements of Cash Flows
     for the Twenty-six Weeks Ended August 2, 2003
     and August 3, 2002                                                       5

    Notes to Consolidated Financial Statements                                6

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    8 - 11

  Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk                                          11

  Item 4 - Controls and Procedures                                           11

Part II - Other Information                                                  12
---------------------------

Signatures                                                                   13
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                             August 2,          February 1,
                                                                               2003                2003
                                                                               ----                ----
ASSETS:
-------
Current assets:
      Cash and cash equivalents                                               $2,202              $8,209
      Receivables, less allowance for doubtful
       accounts of $975 ($975 at February 1, 2003)                            15,967              18,400
      Inventories                                                            218,770             193,506
      Other current assets                                                     6,106               7,775
                                                                            --------            --------
           Total current assets                                              243,045             227,890
      Property and equipment, at depreciated cost                            124,751             110,794
      Equipment under capital leases, less accumulated
       amortization of $2,881 ($2,542 at February 1,2003)                      2,086               2,425
      Other noncurrent assets                                                  4,345               4,739
                                                                            --------            --------
           Total assets                                                     $374,227            $345,848
                                                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                       $54,327             $58,489
      Current portion of indebtedness                                             36                 177
      Current portion of capital lease obligations                               705                 728
      Accrued liabilities                                                     17,839              19,484
      Current deferred tax liability                                          11,273              10,559
                                                                            --------            --------
          Total current liabilities                                           84,180              89,437
                                                                            --------            --------

Long term portion of indebtedness                                              8,489                 121
Capital lease obligations                                                      2,031               2,389
Deferred tax liability                                                         7,328                 676
Other noncurrent liabilities                                                   2,655               2,455
                                                                            --------            --------
           Total liabilities                                                 104,683              95,078
                                                                            --------            --------

Shareholders' equity:
---------------------
      Preferred stock, nonvoting, no par value,
        10,000,000 shares authorized, none outstanding                         ---                 ---
      Preferred stock, Series A junior participating
         nonvoting, no par value, 224,594 shares
         authorized, none outstanding                                          ---                 ---
      Common stock, Class A voting, no par value,
         60,000,000 shares authorized 38,991,714
         shares issued and outstanding
         (38,509,888 shares at February 1, 2003)                             125,277             117,209
      Common stock, Class B nonvoting, no par value,
         11,500,000 shares authorized, none outstanding                        ---                 ---
      Retained earnings                                                      144,267             133,589
      Deferred compensation on restricted
         stock incentive plan                                                  ---                   (28)
                                                                            --------            --------
           Total shareholders' equity                                        269,544             250,770
                                                                            --------            --------
      Total liabilities and shareholders' equity                            $374,227            $345,848
                                                                            ========            ========


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                        Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                       ----------------------      ----------------------
                                        August 2,     August 3,     August 2,    August 3,
                                          2003           2002         2003          2002
                                        ----------------------      ----------------------
Net sales                              $302,270      $256,470        $612,959     $514,897
Cost of goods sold                      217,326       186,832         440,067      375,834
                                        -------       -------         -------      -------
  Gross profit                           84,944        69,638         172,892      139,063
Selling, general and
 administrative expenses                 78,259        63,990         154,230      124,002
                                        -------       -------         -------      -------
  Operating income                        6,685         5,648          18,662       15,061
Interest expense(income),net                100             7             197          (67)
                                        -------       -------         -------      -------
  Income before income taxes              6,585         5,641          18,465       15,128
Provision for income taxes                2,200         1,974           6,223        5,186
                                        -------       -------         -------      -------
Net income                             $  4,385      $  3,667        $ 12,242     $  9,942
                                       ========      ========        ========     ========
Net income per share *
    Basic                              $    .11      $    .10        $    .32     $    .26
                                       ========      ========        ========     ========
    Diluted                            $    .11      $    .09        $    .31     $    .25
                                       ========      ========        ========     ========
Weighted average shares outstanding *
    Basic                                38,695        38,229          38,569       38,133
                                       ========      ========        ========     ========
    Diluted                              39,510        39,167          39,328       39,164
                                       ========      ========        ========     ========
    Dividends per share                $    .02      $    .02        $    .02     $    .02
                                       ========      ========        ========     ========



* All share and per share amounts have been adjusted to reflect the distribution of a three-for-two stock split on July 1, 2003.



          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Twenty-six Weeks Ended
                                                                               August 2,       August 3,
                                                                                  2003           2002
                                                                                  ----           ----
Cash flows from operating activities:
    Net income                                                                  $12,242           $9,942
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                              12,124           10,107
      Provision for uncollectible receivables                                      -                 (42)
      LIFO reserve                                                                  670              600
      Deferred income taxes                                                       7,366              756
      Amortization of deferred compensation on
        restricted stock incentive plan                                              28               23
    Tax benefit upon exercise of stock options                                    1,066            1,305
    (Increase)decrease in assets:
           Receivables                                                            2,433              366
         Inventories                                                            (25,934)         (20,043)
           Other assets                                                          (1,287)          (1,034)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                   (5,807)             158
      Income taxes payable                                                        2,962             (459)
      Other noncurrent liabilities                                                  200              200
                                                                                --------         --------
      Net cash provided by operating activities                                   6,063            1,879
                                                                                --------         --------

Cash flows from investing activities:
    Capital expenditures                                                        (24,879)         (19,431)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                       (468)          (1,110)
                                                                                --------         --------
Net cash used in investing activities                                           (25,347)         (20,541)
                                                                                --------         --------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease
      obligations                                                                  (551)            (479)
   Proceeds from revolving line of credit,
      net of payments                                                             8,397            2,564
    Proceeds from exercise of options                                             1,531            1,277
   Proceeds from sale of additional shares                                        5,464            3,537
    Cash dividends paid                                                          (1,564)          (1,550)
                                                                                --------         --------
  Net cash provided by financing activities                                      13,277            5,349
                                                                                --------         --------
    Decrease in cash and cash equivalents                                        (6,007)         (13,313)
    Beginning of period cash and cash equivalents                                 8,209           15,906
                                                                                --------         --------
    End of period cash and cash equivalents                                      $2,202           $2,593
                                                                                ========         ========

Supplemental disclosures of cash flow information:
    Interest (received) paid                                                       $192             ($49)
                                                                                ========         ========
    Income taxes paid                                                                             $6,300
                                                                                ========         ========
   Non cash investing and financing activities:
       Assets acquired through capital lease obligations                           $---           $1,330
                                                                                ========         ========


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                                  ------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (amounts in thousands, except per share data)

-------------------------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION

-------------------------------------------------------------------------------

     Fred's, Inc. ("We", "Our" or "Us") operates 494 discount general merchandise stores, including 26 franchised Fred's stores, in fourteen states mainly in the southeastern United States. Two hundred and thirty of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United
States. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 2003 incorporated into Our Annual Report on Form 10-K.

     The results of operations for the twenty-six week period ended August 2, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2003 presentation.

-------------------------------------------------------------------------------
NOTE 2:  INVENTORIES

-------------------------------------------------------------------------------

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that our RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $35,882 and $31,304 at August 2, 2003 and August 3, 2002, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $6,808 at August 2, 2003 and $5,203 at August 3, 2002.

LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated based upon the latest available published index.

-------------------------------------------------------------------------------
NOTE 3:  INCENTIVE STOCK OPTIONS

-------------------------------------------------------------------------------

As permitted under accounting principles generally accepted in the United States, we account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of our incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.


                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                 August 2, 2003    August 3, 2002      August 2, 2003   August 3, 2002
                                 --------------    --------------      --------------   --------------

     Net income                       $ 4,385          $ 3,667              $12,242           $9,942
     SFAS No. 123 pro forma
     compensation expense,
     net of income taxes                 (432)            (110)                (513)            (228)
                                       -------         --------              -------           ------
     SFAS No. 123 pro forma
     Net income                       $ 3,953          $ 3,557             $ 11,729          $ 9,714
                                      =======          =======             ========          =======



     Pro forma earnings per share:
      *   Basic                       $  0.10          $  0.09               $  .30           $  .25
                                      =======          =======               ======           ======
      *   Diluted                     $  0.10          $  0.09               $  .30           $  .25
                                      =======          =======               ======           ======



     Earnings per share, as reported:
      *   Basic                       $  0.11          $  0.10               $  .32           $  .26
                                      =======          =======               ======           ======
      *   Diluted                     $  0.11          $  0.09               $  .31           $  .25
                                      =======          =======               ======           ======








* All share and per share amounts have been adjusted to reflect the distribution of a three-for-two stock split on July 1, 2003.

Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

-------------------------------------------------------------------------------
GENERAL

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Thirteen Weeks Ended August 2, 2003 and August 3, 2002
------------------------------------------------------

Net sales increased to $302.3 million in 2003 from $256.5 million in 2002, an increase of $45.8 million or 17.9%. The increase was attributable to comparable store sales increases of 5.5% ($13.5 million) and sales by stores not yet included as comparable stores ($32.4 million). Sales to franchisees decreased $.1 million in 2003. The sales mix for the period was 50.2% Hardlines, 33.2% Pharmacy, 13.9% Softlines, and 2.7% Franchise. This compares with 49.4% Hardlines, 34.0% Pharmacy, 13.3% Softlines, and 3.3% Franchise for the same period last year.

Gross profit increased to 28.1% of sales in 2003 compared with 27.2% of sales in the prior-year period. Gross profit margin increased as a result of improved initial markup on shipments, product mix, and vendor allowances of $1.3 million associated with the opening of our Georgia distribution facility.

Selling, general and administrative expenses increased to $78.3 million in 2003 from $64.0 million in 2002. As a percentage of sales, expenses increased to 25.9% of sales compared to 25.0% of sales last year. The increase in expenses is primarily due to cost associated with our growth program for stores and the opening of the Georgia distribution facility.

During the second quarter of 2003 interest expense increased by $.1 million when compared to 2002, reflecting additional borrowings during the quarter for the store growth program.

For the second quarter of 2003, the effective income tax rate was 33.4%, compared with 35.0% for last year. Income taxes in the second quarter benefited from federal tax credits that became available in 2002.

Twenty-six Weeks Ended August 2, 2003 and August 3, 2002
--------------------------------------------------------

Net sales increased to $613.0 million in 2003 from $514.9 million in 2002, an increase of $98.1 million or 19.1%. The increase was attributable to comparable store sales increases of 5.8% ($28.5 million) and sales by stores not yet included as comparable stores ($70.1 million). Sales to franchisees decreased $0.5 million in 2003. The sales mix for the period was 49.7% Hardlines, 33.2%

Pharmacy, 14.4% Softlines, and 2.7% Franchise. This compares with 48.7% Hardlines, 34.6% Pharmacy, 13.3% Softlines, and 3.4% Franchise for the same period last year.

Gross profit increased to 28.2% of sales in 2003 compared with 27.0% of sales in the prior-year period. Gross profit margins increased as a result of improved initial markup on shipments and vendor allowances associated with the opening of our Georgia distribution facility.

Selling, general and administrative expenses increased to $154.2 million in 2003 from $124.0 million in 2002. As a percentage of sales, expenses increased to 25.2% of sales compared to 24.1% of sales last year. The increase in expenses was attributable to cost associated with our store expansion program and distribution facilities, as well as higher insurance costs.

For the first six months of 2003, we incurred interest expense of $.2 million as compared to interest income of $0.1 million last year. The difference is primarily resulting from increased borrowing for the completion of our Georgia distribution facility.

For the first six months of 2003, the effective income tax rate was 33.7%, compared with 34.3% for last year. Income taxes in the first half of the year benefited from federal tax credits that became available in 2002 and from a decrease in the valuation allowance taken against state net operating loss carry forwards. We anticipate the tax rate for the remaining two quarters of 2003 to be in the 35% range.

-------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $6.1 million during the twenty-six week period ended August 2, 2003. Cash was primarily used to increase inventories by approximately $25.9 million in the first six months of 2003. This increase was primarily attributable to 54 additional stores in the first six months of 2003 as well as stocking the new distribution facility. Accounts payable decreased approximately $5.8 million during the first six months of 2003.

Cash flows used in investing activities totaled $25.3 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($14.6 million), expenditures for the new distribution center in Dublin, Georgia ($7.0 million) and ($3.7 million) for technology and other corporate expenditures. During the first six months, we opened 56 stores, closed 2 stores, opened 15 pharmacies, closed 1 pharmacy and remodeled 20 stores. We expect to open approximately 20 stores in the third quarter and approximately 70 to 75 stores for the year. Our capital expenditure plan for 2003 is in the $31 million dollar range for store and pharmacy expansion. Depreciation expense for the year is in the $24 million dollar range.

Cash flows provided by financing activities totaled $13.3 million and included $5.5 million on June 6, 2003 from proceeds of 150,000 (pre split) additional shares sold and $8.4 million in borrowings under our revolving line of credit to fund the store and pharmacy growth program and completion of the Georgia distribution facility. As of August 2, 2003, we have 376,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

On July 31, 2003, we entered into an agreement to modify the new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified tangible net worth (which was $193,852,000 at August 2, 2003) and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There was $8.4 million in borrowings outstanding under the Agreement at August 2, 2003.

We financed the construction of our Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. We purchased 100% of the issued bonds and intend to hold them to maturity, effectively financing the construction with internal cash flow. We have offset the investment in the bonds ($33,234,000) against the related liability and neither is reflected on the consolidated balance sheet.

We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

-------------------------------------------------------------------------------
STOCK SPLIT

-------------------------------------------------------------------------------

On June 5, 2003, we announced a three-for-two stock split which we effected as a stock dividend on July 1, 2003 to shareholders of record on June 16, 2003.

-------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

-------------------------------------------------------------------------------

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

Item 3.

-------------------------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

-------------------------------------------------------------------------------

As of August 2, 2003, we had no holdings of derivative financial or commodity instruments. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.

-------------------------------------------------------------------------------
CONTROLS AND PROCEDURES

-------------------------------------------------------------------------------

As of  the  end of  the  period  covered  by  this  report,  we  carried  out an evaluation,  under  the  supervision  and with the  participation  of our  Chief
Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-1(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in our internal control over financial reporting (as defined in rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                  Not Applicable.

Item 3.       Defaults Upon Senior Securities

                  Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

               The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 18, 2003. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, and Thomas H. Tashjian were elected to continue as directors of the Company. The shareholders also ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending January 31, 2004.

          The results of the voting were as follows:

                                            Abstain/
                                     For    Against    Withheld   Broker Non-Vote
                                     ---    -------    --------   ---------------
        Election of Directors:
           Michael J. Hayes      18,036,303            6,512,132        1,196,535
           John R. Eisenman      24,173,217              375,218        1,196,535
           Roger T. Knox         24,172,720              375,715        1,196,535
           John D. Reier         18,035,795            6,512,640        1,196,535
           Thomas H. Tashjian    24,172,682              375,753        1,196,535

         Appointment of
         Ernst & Young LLP:      22,949,444  1,588,059                  1,207,467

Item 6.       Exhibits and Reports on Form 8-K

               Exhibits:

               10.15 Third loan modification agreement dated July 31, 2003 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)
               31.1   Certification of Chief Executive Officer.
               31.2   Certification of Chief Financial Officer.
               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


               Reports on Form 8-K:

                 1) Current  Report filed August 21, 2003,  reporting  sales and earnings for the second quarter ended August 2, 2003, and other matters relating to the Company's operational and financial condition.

                    Current Report filed June 5, 2003, reporting information relating to board approval of a three-for-two stock split. 12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FRED'S, INC.

Date:  September 15, 2003
-------------------------                      ------------------------------
                                                Michael J. Hayes
                                                Chief Executive Officer


Date:  September 15, 2003
-------------------------                      ------------------------------
                                                Jerry A. Shore
                                                Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FRED'S, INC.

                                                    /s/Michael J. Hayes
                                                    -------------------
                                                    Michael J. Hayes
Date:  September 15, 2003                           Chief Executive Officer
-------------------------




                                                    /s/Jerry A. Shore
                                                    -----------------
                                                    Jerry A. Shore
Date:  September 15, 2003                           Chief Financial Officer
-------------------------

                                                                   Exhibit 31.1

                    Certification of Chief Executive Officer

I, Michael J. Hayes, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Fred's, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designated under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b) Designated such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

               a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 15, 2003                             --------------------------
                                                     Michael J. Hayes
                                                     Chief Executive Officer

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer

I, Jerry A. Shore, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Fred's, Inc.

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designated under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Designated such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 15, 2003                            ---------------------------
                                                    Jerry A. Shore
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                                  Exhibit  32.1

      Certification of Chief Executive Officer and Chief Financial Officer
                   Pursuant to Section 18 U.S.C. Section 1350

In connection with this quarterly report on Form 10-Q of Fred's, Inc. each of the undersigned, Michael J. Hayes and Jerry A. Shore, certifies, pursuant to
Section 18 U.S.C. Section 1350, that:

    1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.


Date: September 15, 2003                          -----------------------------
                                                  Michael J. Hayes
                                                  Chief Executive Officer


                                                  -----------------------------
                                                  Jerry A. Shore
                                                  Executive Vice President and
                                                  Chief Financial Officer