Form 10-Q
period 2003-11-01
FREDS INC
filed 2003-12-16
CIK 724571

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 1, 2003.

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

The registrant had 39,092,119 shares of Class A voting, no par value common stock outstanding as of December 5, 2003.

                                  FRED'S, INC.
                                  ------------

                                      INDEX
                                      -----

                                                                       Page No.
-------------------------------------------------------------------------------

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     November 1, 2003 and February 1, 2003                                    3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended November 1, 2003
     and November 2, 2002 and the Thirty-Nine Weeks Ended
     November 1, 2003 and November 2, 2002                                    4

    Consolidated Statements of Cash Flows
     for the Thirty-Nine Weeks Ended November 1, 2003
     and November 2, 2002                                                     5

    Notes to Consolidated Financial Statements                            6 - 7

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    8 - 11

  Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk                                          11

  Item 4 - Controls and Procedures                                           11

Part II - Other Information                                                  12
---------------------------
   Item 5 - Other Information
   Item 6 - Exhibits and Reports on Form 8-K

Signatures                                                                   13
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                November 1,                        February 1,
                                                                                   2003                               2003
                                                                                   ----                               ----
ASSETS:
-------
Current assets:
      Cash and cash equivalents                                                   $2,279                             $8,209
      Receivables, less allowance for doubtful
       accounts of $976 ($975 at February 1, 2003)                                16,828                             18,400
      Inventories                                                                260,589                            193,506
      Other current assets                                                         4,951                              7,775
                                                                              ----------                          ---------
           Total current assets                                                  284,647                            227,890
      Property and equipment, at depreciated cost                                128,339                            110,794
      Equipment under capital leases, less accumulated
       amortization of $3,025 ($2,542 at February 1,2003)                          1,942                              2,425
      Other noncurrent assets                                                      4,256                              4,739
                                                                              ----------                          ---------
           Total assets                                                         $419,184                           $345,848
                                                                                ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                           $78,427                            $58,489
      Current portion of indebtedness                                                125                                177
      Current portion of capital lease obligations                                   735                                728
      Accrued liabilities                                                         23,079                             19,484
      Current deferred tax liability                                              11,016                             10,559
                                                                              ----------                          ---------
                Total current liabilities                                        113,382                             89,437
                                                                              ----------                          ---------

Long term portion of indebtedness                                                 19,284                                121
Capital lease obligations                                                          1,844                              2,389
Deferred tax liability                                                             3,445                                676
Other noncurrent liabilities                                                       2,755                              2,455
                                                                              ----------                          ---------
           Total liabilities                                                     140,710                             95,078
                                                                              ----------                          ---------

Shareholders' equity:
---------------------
      Preferred stock, nonvoting, no par value,
        10,000,000 shares authorized, none outstanding                             ---                                ---
      Preferred stock, Series A junior participating
         nonvoting, no par value, 224,594 shares
         authorized, none outstanding                                              ---                                ---
      Common stock, Class A voting, no par value,
         60,000,000 shares authorized 39,049,091
         shares issued and outstanding
         (38,509,888 shares at February 1, 2003)                                 125,959                            117,209
      Common stock, Class B nonvoting, no par value,
         11,500,000 shares authorized, none outstanding                            ---                                ---
      Retained earnings                                                          152,515                            133,589
      Deferred compensation on restricted
         stock incentive plan                                                      ---                                  (28)
                                                                              ----------                          ---------
           Total shareholders' equity                                            278,474                            250,770
                                                                              ----------                          ---------
      Total liabilities and shareholders' equity                                $419,184                           $345,848
                                                                              ==========                          =========


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                            Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                           ----------------------      -----------------------
                          November 1,     November 2,   November 1,  November 2,
                              2003          2002           2003          2002
                           ----------------------      -----------------------
Net sales                  $311,668      $263,197        $924,627     $778,094
Cost of goods sold          220,477       187,203         660,544      563,037
                            -------       -------         -------      -------
  Gross profit               91,191        75,994         264,083      215,057
Selling, general and
 administrative expenses     77,303        64,475         231,533      188,477
                            -------       -------         -------      -------
  Operating income           13,888        11,519          32,550       26,580
Interest expense(income),net     93           121             290           54
                            -------       -------         -------      -------
  Income before income taxes 13,795        11,398          32,260       26,526
Provision for income taxes    4,767         3,990          10,990        9,176
                            -------       -------         -------      -------
Net income                 $  9,028      $  7,408        $ 21,270     $ 17,350
                           ========      ========        ========     ========
Net income per share  *
    Basic                  $    .23      $    .19        $    .55     $    .45
                           ========      ========        ========     ========
    Diluted                $    .23      $    .19        $    .54     $    .44
                           ========      ========        ========     ========
Weighted average shares outstanding  *
    Basic                    38,901        38,328          38,680       38,201
                           ========      ========        ========     ========
    Effect of dilutive
    securities                  937           934             914        1,048
                              -----       -------           -----       ------

    Diluted                  39,838        39,262          39,594       39,249
                           ========      ========        ========     ========
    Dividends per share    $    .02      $    .02        $    .02     $    .02
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

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                           Thirty-Nine Weeks Ended
                                                           -----------------------
                                                         November 1,      November 2,
                                                            2003            2002
                                                            ----            ----
Cash flows from operating activities:
    Net income                                            $21,270          $17,350
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                        18,994           15,502
      Provision for uncollectible receivables                   1               40
      LIFO reserve                                          1,132              900
      Deferred income taxes                                 3,226            1,326
      Amortization of deferred compensation on
        restricted stock incentive plan                        35               39
    Tax benefit upon exercise of stock options              1,360            1,492
    (Increase)decrease in assets:
         Receivables                                        1,571           (2,858)
         Inventories                                      (68,215)         (56,297)
           Other assets                                     2,824             (573)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             23,533           26,830
      Other noncurrent liabilities                            300              300
                                                          -------           ------
      Net cash provided by operating activities             6,031            4,051
                                                          -------           ------

Cash flows from investing activities:
    Capital expenditures                                  (34,798)         (31,289)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                 (776)          (1,374)
                                                            -----          -------
Net cash used in investing activities                     (35,574)         (32,663)
                                                         --------         --------

Cash flows from financing activities:
   Reduction of indebtedness and capital lease
     obligations                                             (710)            (972)
   Proceeds from revolving line of credit,
      net of payments                                      19,284           13,010
     Proceeds from exercise of options                      1,919            1,528
    Proceeds from sale of additional shares                 8,110            3,537
   Repurchase of shares                                    (2,646)              --
    Cash dividends paid                                    (2,344)          (2,319)
                                                          -------          -------
   Net cash provided by financing activities               23,613           14,784
                                                           ------          -------
    Decrease in cash and cash equivalents                  (5,930)         (13,828)
    Beginning of period cash and cash equivalents           8,209           15,906
                                                           ------          -------
    End of period cash and cash equivalents                $2,279           $2,078
                                                           ======          =======

Supplemental disclosures of cash flow information:
    Interest paid                                            $285              $30
                                                             ====              ===
    Income taxes paid                                        $---           $7,300
                                                             ====           ======
     Non cash investing and financing activities:
       Assets acquired through capital lease obligations     $---           $1,330
                                                            =====           ======


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                                  ------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (amounts in thousands, except per share data)

----------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
----------------------------------------------------------------------------

     Fred's, Inc. ("We", "Our" or "Us") operates 508 discount general merchandise stores, including 26 franchised Fred's stores, in fourteen states mainly in the southeastern United States. Two hundred and thirty-six of the stores have full service pharmacies.

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

     The results of operations for the thirty-nine week period ended November 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2003 presentation.

---------------------------------------------------------------------------
NOTE 2:  INVENTORIES
---------------------------------------------------------------------------

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that our RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $38,591 and $32,607 at November 1, 2003 and November 2, 2002, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $7,270 at November 1, 2003 and $5,503 at November 2, 2002.

LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated based upon the latest available published index.

---------------------------------------------------------------------------
NOTE 3:  INCENTIVE STOCK OPTIONS
---------------------------------------------------------------------------

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


                                         Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                      November 1,     November 2,      November 1,          November 2,
                                         2003            2002             2003                 2002
                                         ----            ----             ----                 ----


Net income                              $9,028          $7,408          $21,270               $17,350
SFAS No. 123 pro forma
compensation expense,
net of income taxes                       (257)           (114)            (770)                 (342)
                                         -----           -----            -----                 -----
SFAS No. 123 pro forma
Net income                             $ 8,771         $ 7,294         $ 20,500               $17,008
                                       =======         =======         ========               =======



Pro forma earnings per share:
  *     Basic                          $  0.23         $  0.19           $  .53                $  .45
                                       =======         =======           ======                ======
  *     Diluted                        $  0.22         $  0.19           $  .52                $  .43
                                       =======         =======           ======                ======



Earnings per share, as reported:
  * Basic                              $  0.23         $  0.19           $  .55                $  .45
                                       =======         =======           ======                ======
  * Diluted                            $  0.23         $  0.19           $  .54                $  .44
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

The impact of inflation on labor and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to the federal minimum wage and, accordingly, any increase affects us. In addition, payroll taxes, employee benefits and other employee-related costs continue to increase. Occupancy costs, including rent, maintenance, taxes and insurance, also continue to rise. We believe that maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------

 Thirteen Weeks Ended November 1, 2003 and November 2, 2002
 ----------------------------------------------------------

Net sales increased to $311.7 million in 2003 from $263.2 million in 2002, an increase of $48.5 million or 18.4%. The increase was attributable to comparable store sales increases of 6.0% ($15.2 million) and sales by stores not yet included as comparable stores ($33.1 million). Sales to franchisees increased $.2 million in 2003. The sales mix for the period was 49.6% Hardlines, 34.1% Pharmacy, 13.4% Softlines, and 2.9% Franchise. This compares with 48.5% Hardlines, 34.8% Pharmacy, 13.3% Softlines, and 3.4% Franchise for the same period last year.

Gross profit increased to 29.3% of sales in 2003 compared with 28.9% of sales in the prior-year period. Gross profit margin increased as a result of improved initial markup on shipments, product mix, controlling markdowns and shrinkage, and vendor allowances of $0.6 million associated with the opening of our Georgia distribution center.

Selling, general and administrative expenses increased to $77.3 million in 2003 from $64.5 million in 2002. As a percentage of sales, expenses increased to 24.8% of sales compared to 24.5% of sales last year. The increase in expenses is primarily due to cost associated with our growth program for stores and the servicing of additional stores by the Georgia distribution center and was partially offset by recovery from our business insurance interruption coverage from the July windstorm in the amount of $.3 million.

During the third quarter of 2003 interest expense was less than $.1 million, due to managing working capital from operations during the quarter.

For the third quarter of 2003, the effective income tax rate was 34.6%, compared with 35.0% for the third quarter of last year. Income taxes benefited from federal tax credits that became available in 2002 and from a decrease in the valuation allowance previously established against net operating losses carry forwards as they were utilized.

Thirty-nine Weeks Ended November 1, 2003 and November 2, 2002
-------------------------------------------------------------

Net sales increased to $924.6 million in 2003 from $778.1 million in 2002, an increase of $146.5 million or 18.8%. The increase was attributable to comparable store sales increases of 6.0% ($44.7 million) and sales by stores not yet included as comparable stores ($102.1 million). Sales to franchisees decreased $0.3 million in 2003. The sales mix for the period was 49.6% Hardlines, 33.5% Pharmacy, 14.1% Softlines, and 2.8% Franchise. This compares with 48.6% Hardlines, 34.7% Pharmacy, 13.3% Softlines, and 3.4% Franchise for the same period last year.

Gross profit increased to 28.6% of sales in 2003 compared with 27.6% of sales in the prior-year period. Gross profit margins increased as a result of improved initial markup on shipments, product mix, markdown control and vendor allowances of $1.9 million associated with the opening of our Georgia distribution center.

Selling, general and administrative expenses increased to $231.5 million in 2003 from $188.5 million in 2002. As a percentage of sales, expenses increased to 25.1% of sales compared to 24.2% of sales last year. The increase in expenses was attributable to cost associated with our store expansion program and distribution facilities, as well as higher insurance costs.

For the first nine months of 2003, we incurred interest expense of $.3 million as compared to less than $0.1 million last year. The difference primarily results from borrowing for the completion of our Georgia distribution center and our store expansion program.

For the first nine months of 2003, the effective income tax rate was 34.1%, compared with 34.6% for last year. Income taxes in the first nine months of the year benefited from federal tax credits that became available in 2002 and from a decrease in the valuation allowance previously established against state net operating loss carry forwards as they were utilized.

---------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------------------

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows provided by operating activities totaled $6.0 million during the thirty-nine week period ended November 1, 2003. Cash was primarily used to increase inventories by approximately $68.2 million in the first nine months of 2003. This increase was primarily attributable to 72 new stores in the first nine months of 2003 as well as stocking the new distribution center. Accounts payable and accrued liabilities increased approximately $23.5 million during the first nine months of 2003.

Cash flows used in investing activities totaled $35.6 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($19.6 million), expenditures for the new distribution center in Dublin, Georgia ($9.2 million) and ($6.0 million) for technology and other corporate expenditures. During the first nine months, we opened 72 stores, closed 4 stores, opened 22 pharmacies, closed 2 pharmacies and remodeled 26 stores. We expect to open approximately 6 stores in the fourth quarter and approximately 78 stores for the year. Our capital expenditure plan for 2003 is in the $21 million dollar range for store and pharmacy expansion. Depreciation expense for the year will be in the $24 million dollar range.

Cash flows provided by financing activities totaled $23.6 million including $5.5 million from proceeds of 150,000 (pre split) additional shares on June 6, 2003, and $19.3 million from borrowings under our revolving line of credit. These amounts were used to fund the store and pharmacy growth program and complete the Georgia distribution center. During the quarter, we sold $2.6 million in common stock with the intention of purchasing an airplane. Later, we decided not to purchase the airplane, whereupon we purchased and retired $2.6 million of common stock of the CEO at a nominal profit to the Company. The CEO purchased the airplane for $4.7 million. We entered into a dry lease agreement with the CEO for its usage for the remainder of the year at the annualized rate of 2.5%. We have an option to purchase the airplane for $4.7 million during the lease period. As of November 1, 2003, we have 201,244 (pre split) shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

On July 31, 2003, we entered into an agreement to modify the new Revolving Loan and Credit Agreement (the "Agreement") with a bank to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified tangible net worth (which was $203,830,000 at November 1, 2003) and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There was $19.3 million in borrowings outstanding under the Agreement at November 1, 2003.

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

Item 3.
---------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------------------------

As of November 1, 2003, we had no holdings of derivative financial or commodity instruments. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.
---------------------------------------------------------------------------
CONTROLS AND PROCEDURES
---------------------------------------------------------------------------

As of  the  end of  the  period  covered  by  this  report,  we  carried  out an evaluation,  under  the  supervision  and with the  participation  of our  Chief
Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-1(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  Not Applicable.

Item 2.       Changes in Securities

                 Not Applicable.

Item 3.       Defaults Upon Senior Securities

                 Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

                  Not Applicable

Item 5.       Other Information

               In May of 2002, certain of our Memphis distribution center employees voted in an election conducted by the National Labor
               Relations Board to decide whether or not they wished to be represented by the Union of Needletrades, Industrial and Textile Employees (UNITE). Subsequent to the subject quarter, we received notice that the National Labor Relations Board has reviewed the appeal and is certifying UNITE as the collective bargaining representative of those Memphis distribution center employees. The Company is currently analyzing the various options to determine its next step.


Item 6.       Exhibits and Reports on Form 8-K

                Exhibits:
                   10.15 Third Modification Agreement of the Revolving Loan and Credit Agreement*
                   31.1   Certification of Chief Executive Officer.
                   31.2   Certification of Chief Financial Officer.
                   32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


                Reports on Form 8-K:

                 1) Current  report  filed August 21, 2003  reporting  sales and earnings for the second quarter ended August 2, 2003, and other matters relating to the Company's operational and financial condition.


*  Entered into on July 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FRED'S, INC.

Date:  December 16, 2003                        /s/ Michael J. Hayes
------------------------                        ------------------------------
                                                Michael J. Hayes
                                                Chief Executive Officer


Date:  December 16, 2003                        /s/ Jerry A. Shore
------------------------                        ------------------------------
                                                Jerry A. Shore
                                                Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FRED'S, INC.

                                                /s/Michael J. Hayes
                                                -------------------
                                                Michael J. Hayes
Date:  December 16, 2003                        Chief Executive Officer
------------------------




                                                /s/Jerry A. Shore
                                                -----------------
                                                Jerry A. Shore
Date:  December 16, 2003                        Chief Financial Officer
------------------------

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

Date: December 16, 2003                      /s/ Michael J. Hayes
                                             ----------------------------------
                                             Michael J. Hayes
                                             Chief Executive Officer

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


Date: December 16, 2003                     /s/ Jerry A. Shore
                                            -----------------------------------
                                            Jerry A. Shore
                                            Executive Vice President and
                                            Chief Financial Officer

                                                                     Exhibit 32

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                   PURSUANT TO SECTION 18 U.S.C. SECTION 1350

In connection with this quarterly report on Form 10-Q of Fred's, Inc. each of the undersigned, Michael J. Hayes and Jerry A Shore, certifies, pursuant to
Section 18 U.S.C. Section 1350, that:

      1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Fred's, Inc.

Date: December 16, 2003                     /s/ Michael J. Hayes
                                            -----------------------------------
                                            Michael J. Hayes
                                            Chief Executive Officer


                                            /s/ Jerry A. Shore
                                            -----------------------------------
                                            Jerry A Shore
                                            Executive Vice President and
                                            Chief Financial Officer