Form 10-K
period 2004-01-31
FREDS INC
filed 2004-04-15
CIK 724571

TABLE OF CONTENTS


    PART I

    ITEM 1.  -  Business
    ITEM 2.  -  Properties
    ITEM 3.  -  Legal Proceedings
    ITEM 4.  -  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
    PART II

    ITEM 5.  -  Market for the Registrant's Common Equity and Related
                 Stockholder Matters
    ITEM 6.  -  Selected Financial Data
    ITEM 7.  -  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations
    ITEM 7A. -  Quantitative and Qualitative Disclosure about Market Risk
    ITEM 8.  -  Financial Statements and Supplementary Data
    ITEM 9.  -  Changes In and Disagreements with Accountants on Accounting and
                 Financial Disclosure
    ITEM 9A. -  Controls and Procedures
--------------------------------------------------------------------------------
    PART III

    ITEM 10. -  Directors and Executive Officers of the Registrant
    ITEM 11. -  Executive Compensation
    ITEM 12. -  Security Ownership of Certain Beneficial Owners and Management
    ITEM 13. -  Certain Relationships and Related Transactions
    ITEM 14. -  Principal Accountant Fees and Services
--------------------------------------------------------------------------------
    PART IV

    ITEM 15.
    SIGNATURES
    EXHIBIT INDEX

    EX-21 (Subsidiaries of the registrant)

    EX-23 (Consents of experts and counsel)

    EX-31 Certification of Chief Executive Officer and Chief Financial Officer) EX-32 (Certification of Chief Executive Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2004


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.
               Yes [X]                                     No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 2003, was approximately $1.176 billion based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc.


     As of April 2, 2004, there were 39,129,117 shares outstanding of the Registrant's Class A no par value voting common stock.

     As of April 2, 2004, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the Form 8-K dated May 14, 2002 are incorporated by reference into Part II, Item 9.

     Portions of the Company's Proxy Statement for the 2004 annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year end, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

     With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

Cautionary Statement Regarding Forward-looking Information

     Other than statements based on historical facts, many of the matters discussed in this Form 10-K relate to events which we expect or anticipate may occur in the future. Such statements are defined as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred's Inc. ("Fred's" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

The words "believe", "anticipate", "project", "plan", "expect", "estimate", "objective", "forecast", "goal", "intend", "will likely result", or "will continue" and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

o Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

o Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

o    Continued availability of capital and financing;

o    Competitive factors;

o    Changes in reimbursement practices for pharmaceuticals;

o    Governmental regulation;

o    Increases in fuel and utility rates;

o    Other factors affecting business beyond our control.

Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.


                                     PART I
                                     ------

Item 1:  Business

General

     Fred's, founded in 1947, operates 488 discount general merchandise stores in fourteen states primarily in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). Two hundred and forty-one of the Company's stores have full service pharmacies. The Company also markets goods and services to 26 franchised "Fred's" stores.

          Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations and sizes, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 15,112 square feet and had average sales of $3,008,430 in fiscal 2003. No single store accounted for more than 1.0% of net sales during fiscal 2003.


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

     Wide variety of frequently purchased, basic merchandise -Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 241 of its stores.

     Discount prices - The Company provides value and low prices to its customers (i.e., a good "price-to-value relationship") through a coordinated discount strategy and an Everyday Low Pricing program that focuses on strong values daily, while minimizing the Company's reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.

     Convenient shopper-friendly environment - Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 33% of the Company's stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts.

     Expansion Strategy

          The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

          Fred's opened 79 stores in 2003 and closed 5 stores,and anticipates a net increase of 80 to 100 new stores in 2004. The Company's new store prototype has 16,000 square feet of space. Opening a new store currently costs between $350,000 and $475,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 20 stand-alone "Xpress" locations which sell only pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. During 2003, the Company opened 4 Xpress locations. During 2004, the Company anticipates opening 5 to 10 new Xpress locations. It is the Company's intent to expand these locations into a full size Fred's location as market conditions permit.

          The Company believes that its pharmaceuticals business will continue to be a significant growth area. In 2003, the Company added 27 new pharmacies and closed 2 pharmacies. During 2004, the Company anticipates adding at least 35 additional pharmacies. Approximately 52% of Fred's stores contain a pharmacy and sell prescription drugs. The Company's primary mechanism for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

          The following tables set forth certain information with respect to stores and pharmacies for each of the last five years:


                                                             1999       2000         2001        2002     2003
----------------------------------------------------------------------------------------------------------------

     Stores open at beginning of period                       283        293          320         353      414
     Stores opened/acquired during period                      20         31           33          62       79
     Stores closed during period                              (10)        (4)          (0)         (1)      (5)
                                                          ------------------------------------------------------
     Stores open at end of period                             293        320          353         414      488
                                                          ======================================================

     Number of stores with Pharmacies at
       End of period                                          182        198          202         216      241
                                                          ======================================================

     Square feet of selling space at end of
       period (in thousands)                                3,968      4,346        4,892       5,785    6,884
                                                          ======================================================

     Average square feet of selling space
       per store                                           14,015     14,690       14,517      15,086   15,112
                                                          ======================================================

     Franchise stores at end of period                         26         26           26          26       26
                                                          ======================================================

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

          Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in over fifty-five years of operation by the Company and its predecessors, enables the Company to compete effectively in its region. Purchasing The Company's primary buying activities (other than prescription drug buying) are directed from the corporate office by the General Merchandise Manager through 3 Vice Presidents-Merchandising who are supported by a staff of 20 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company's purchases in 2003 were made from Procter and Gamble. Excluding the purchases made from our pharmaceutical supplier, no other supplier accounted for more than 3% of the Company's purchases in 2003. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

          During 2003, all of the Company's prescription drugs were purchased by its pharmacies individually and shipped direct from the Company's primary pharmaceutical wholesaler AmerisourceBergen Corporation ("Bergen"). Bergen provides substantially all of the Company's prescription drugs. During 2003, approximately 34% of the Company's total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with one supplier as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

     Sales Mix

          Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

          The Company's sales mix by major category for the preceding three years was as follows:

                                               2003    2002    2001
                                               ----    ----    ----
     Pharmaceuticals........................   32.4%   33.2%   34.4%
     Household Goods........................   23.6%   23.0%   22.4%
     Apparel and Linens.....................   14.2%   13.6%   12.3%
     Food and Tobacco Products..............   10.2%    9.6%    9.5%
     Health and Beauty Aids.................    8.8%    9.0%    9.4%
     Paper and Cleaning Supplies............    8.1%    8.4%    8.3%
     Sales to Franchised Fred's Stores......    2.7%    3.2%    3.7%

          The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2003 the average customer transaction size was approximately

     $17.78, and the number of customer transactions totaled approximately 73 million.

          The private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales in 2003. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company's private label products.

          The Company sells merchandise to its 26 franchised "Fred's" stores. These sales during the last three years totaled $34,780,000 in 2003, $35,261,000 in 2002, and $33,452,000 in 2001. Franchise and other fees earned  totaled  $1,964,000 in 2003,  $2,016,000 in 2002, and $1,764,000 in
     2001. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

     Advertising and Promotions

          Advertising and promotion costs represented 1.3% of net sales in 2003. The Company uses direct mail, television, radio and thirteen major newspaper-advertising circulars to promote its merchandise, special promotional events and a discount retail image.

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

     Store Operations

          All Fred's stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company's thirty-two district managers supervise the management and operation of Fred's stores.

          Fred's operates 241 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies increase customer traffic and repeat visits and are an integral part of the store's operation.

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

     Inventory Control and Distribution

     Inventory Control

          The Company's computerized central management information system (known as "AURORA," which stands for Automation Utilizing Replenishment Ordering and Receiving Accuracy) maintains a daily stock-keeping unit ("SKU") level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers, which capture SKU and other data at the time of sale for daily transmission to the Company's central data processing center. Data received from the stores is used to automatically replenish frequently purchased merchandise on a weekly basis and to assist the Company's buyers in their decision making process.

     Distribution

          The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee and a 600,000 square foot distribution center in Dublin, Georgia (see "Properties" below). Approximately 58% of the merchandise received by Fred's stores in 2003 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain Snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers.


     Seasonality

          The Company's business is somewhat seasonal. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter. In 2003, 2002 and 2001, the fourth quarter generated 29%, 30% and 30% of the Company's total annual revenue and 37%, 39% and 42% of the Company's net income, respectively.

     Employees

          At January 31, 2004, the Company had approximately 9,035 full-time and part-time employees, comprised of 950 corporate and distribution center employees and 8,085 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. In May of 2002, certain of our Memphis distribution center employees voted in an election conducted by the National Labor Relations Board ("NLRB") to decide whether or not they wished to be represented by the Union of Needletrades, Industrial and Textile Employees (UNITE). We received notice that the NLRB has reviewed the appeal and is certifying UNITE as the collective bargaining representative of those Memphis distribution center employees. The Company has informed the NLRB that it is taking a technical refusal to bargain in order to appeal the matter to the Federal Appeals Court: and at the same time, the Company is meeting with union representatives to see if the issues can be resolved. The Company believes that it continues to have good relations with these and all of its other employees. The Company does not believe union representation in our Memphis distribution center will have a material effect upon the Company's results of operations.

     Available Information

          Our website address is http://www.fredsinc.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed or furnished to the SEC.


     Item 2: Properties

          As of January 31, 2004, the geographical distribution of the Company's 488 retail store locations in 14 states was as follows:


     State                             Number of Stores
     --------------------------------------------------
     Mississippi                                 95
     Tennessee                                   79
     Georgia                                     70
     Alabama                                     68
     Arkansas                                    66
     Louisiana                                   33
     South Carolina                              24
     Kentucky                                    12
     Missouri                                    11
     Florida                                      9
     North Carolina                               9
     Illinois                                     8
     Indiana                                      2
     Texas                                        2

          The Company owns the real estate and the buildings for 60 locations, and owns the buildings at 5 locations which are subject to ground leases. The Company leases the remaining 423 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet.

     Three  hundred and  twenty-eight  of the  locations are in strip centers or
     adjacent  to  a  downtown-shopping   district,  with  the  remainder  being
     freestanding.

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

          The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority.

     Item 3: Legal Proceedings

          The Company is party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energies of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.

     Item 4: Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2004.


                                     PART II

     Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

          The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FRED." The following table sets forth the high and low sales prices, together with cash dividends paid per share of the Company's common stock during each quarter in 2003 and 2002. All amounts have been adjusted for a three-for-two stock split on July 1, 2003.


                                     First              Second               Third             Fourth
     2003                           Quarter             Quarter             Quarter            Quarter
     ----                           -------             -------             -------            -------
     High                           $22.19              $30.16              $37.80             $37.99
     Low                            $15.04              $20.60              $28.43             $27.49
     Dividends                      $.02                $.02                $.02               $.02

                                     First              Second               Third             Fourth
     2002                           Quarter             Quarter             Quarter            Quarter
     ----                           -------             -------             -------            -------
     High                           $26.73              $26.03              $23.33             $20.14
     Low                            $18.25              $17.50              $17.40             $15.49
     Dividends                      $.02                $.02                $.02               $.02

     The Company's stock price at the close of the market on April 2, 2004, was $24.90. There were approximately 16,600 shareholders of record of the Company's common stock as of April 2, 2004. The Board of Directors regularly reviews the Company's dividend plans to ensure that they are consistent with the Company's earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.

   Item 6:  Selected Financial Data
            (dollars in thousands, except per share amounts)

                                                     2003           2002          2001         20001           1999
Statement of Income Data:

Net sales                                         $1,302,650     $1,103,418     $910,831      $781,249       $665,777

Operating income                                      50,621         42,677       31,751        25,720         18,943

Income before income taxes                            50,223         42,474       30,140        22,494         16,439

Provision for income taxes                            16,502         14,258       10,511         7,645          5,737

Net income                                            33,721         28,216       19,629        14,849         10,702

Net income per share: 2
Basic                                                    .87            .74          .56           .44            .32
Diluted                                                  .85            .72          .54           .43            .31
Cash dividend paid per share 2                           .08            .08          .08           .08            .08

Selected Operating Data:

Operating income as a percentage of sales                3.9%           3.9%         3.5%          3.3%           2.9%

Increase in comparable store sales 3                     5.7%          11.2%        10.5%          9.2% 4         5.2%

Stores open at end of period                             488            414          353           320            293

Balance Sheet Data (at period end):

Total assets                                        $413,750       $345,848     $284,059      $254,795       $240,222

-----------------------------
1 Results for 2000 include 53 weeks.
2 Adjusted for the 5-for-4 stock split effected on June 18, 2001, the 3-for-2 stock split effected on February 1, 2002 and the 3-for-2 stock split effected on July 1, 2003.
3 A store is first included in the comparable store sales calculation after the end of the twelfth month following the stores grand opening month.
4 The increase in comparable store sales for 2000 is computed ont he same
  53-week period for 1999.


Short-term debt (including capital leases)               743            905        1,240         2,678         30,736

Long-term debt (including capital leases)              7,289          2,510        1,320        31,705         11,761

Shareholders' equity                                 290,613        250,770      218,907       159,687        145,913



     Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     Accounting Periods

     The following information contains references to years 2003, 2002, and 2001, which represent fiscal years ending or ended January 31, 2004, February 1, 2003 and February 2, 2002, each of which will be or was a 52-week accounting period. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

     Executive Overview

     In 2003, the Company continued the strategic direction that it implemented in 2001 to grow its store base by approximately 15% per year and achieve same store sales growth producing strong earnings per share growth. Fred's operates 488 discount general merchandise stores in fourteen states primarily in the southeastern United States. We did not enter into any new states in 2003. The majority of our new store openings were in Alabama, Georgia, Florida, and South Carolina. Additionally, we opened 27 new pharmacies during the year.

     The Company opened its second distribution center in Dublin, Georgia in April 2003. This 600,000 square foot center will service up to 350 stores within a 250 to 300 mile radius. At the end of 2003, the Dublin distribution center was providing service to approximately 200 stores.

     We expect to continue the same growth strategy in 2004 with the addition of approximately 80 to 100 new stores. The majority of the new stores opening will be in the territory serviced by the Dublin distribution center. We anticipate opening an additional 35 pharmacies in 2004.

     During 2003, the Company increased its executive management by announcing promotions of Executive Vice President & General Merchandise Manager, and Executive Vice President of Stores Operations.

     We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. Our average customer transaction was approximately $17.78. In comparison, the discount dollar stores average $8

     - $9 and chain drugs and mass merchants average in the range of $40 - $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.

          In 2004, we expect to continue this strategy with an additional emphasis on space and inventory productivity. The Company has implemented improvements in employee training, store POS systems upgrades, allocation system upgrades, and SKU level inventory management. In 2004, we anticipate sales in the range of $1.495 billion to $1.520 billion, up 15% to 17% over fiscal 2003. Comparable store sales increases are expected to be in the range of 4% to 7%.

     Subsequent to our announcement of unaudited results for the year ended January 31, 2004, the Company determined that certain adjustments were needed in order to properly present the financial statements as a whole. These adjustments reflect the effect of a minor difference in methodology in determining inventory valuation under the "RIM" inventory method, reimbursement of cost incurred from a vendor in accordance with "EITF 02-16", fiscal versus calendar year timing differences regarding vacation expense accrual, and a cost accrual timing error. The Company does not consider any one of these items alone to be material, but we believe that the adjustments are necessary in aggregate for a proper presentation of our financial statements. The effect of these adjustments was a decrease in diluted earnings per share from $.87 to $.85 for the year ended January 31, 2004.

     Critical Accounting Policies

     The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the consolidated financial statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments, can be found in Note 1 and the most critical accounting policies are as follows:

     Inventories

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $33,129 and $27,819 at January 31, 2004 and February 1, 2003, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by approximately $7,778 at January 31, 2004 and $6,138 at February 1, 2003. The LIFO reserve increased by $1,640, $1,535, and $642, at January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

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

     Vendor rebates and allowances.

     The Company receives vendor rebates for achieving certain purchase or sales volume and receives vendor allowances to fund certain expenses. The Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

     For vendor funding arrangements that were entered into prior to December 31, 2002 and have not been modified subsequently, the Company recognizes a reduction to selling, general and administrative expenses or cost of goods sold when earned. If these arrangements are modified in the future, the provisions of EITF 02-16 will apply and the effect may be material to the financial statements as a whole.

     Insurance reserves

     The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for incurred but not reported claims. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company's financial statements as a whole.

     Results of Operations

     The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.


                                                                             2003        2002       2001
     -----------------------------------------------------------------------------------------------------

     Net sales                                                               100.0%     100.0%      100.0%
      Cost of goods sold                                                      71.7       72.4        72.6
                                                                      ------------------------------------
      Gross profit                                                            28.3       27.6        27.4
      Selling, general and administrative expenses                            24.4       23.7        23.9
                                                                      ------------------------------------
      Operating income                                                         3.9        3.9         3.5
      Interest expense, net                                                    0.0        0.0         0.2
                                                                      ------------------------------------
      Income before taxes                                                      3.9        3.9         3.3
      Income taxes                                                             1.3        1.3         1.1
                                                                      ------------------------------------
     Net income                                                                2.6%       2.6%        2.2%
                                                                      ------------------------------------

     Fiscal 2003 Compared to Fiscal 2002

     Sales

     Net sales increased 18.1% ($199.2 million) in 2003. Approximately $138.6 million of the increase was attributable to a net addition of 74 new stores, upgraded stores, and a net addition of 25 pharmacies during 2003, together with the sales of 62 store locations and 14 pharmacies that were opened or upgraded during 2002 and contributed a full year of sales in 2003. During 2003, the Company closed two pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 5.7% in 2003.

     The Company's front store (non-pharmacy) sales increased approximately 20.5% over 2002 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and solid sales increases in categories such as ladies, ladies accessories, missy, footwear, home furnishings, small appliances, photo supplies, prepaid products, stationery, electronics, and tobacco.

     Fred's pharmacy sales were 32.4% of total sales in 2003 from 33.2% of total sales in 2002 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 15.0% over 2002, with third party prescription sales representing approximately 85% of total pharmacy sales, the same percentage as the prior year. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.

     Sales to Fred's 26 franchised locations decreased approximately $.5 million in 2003 and represented 2.7% of the Company's total sales, as compared to 3.2% in 2002. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the
     Company  has  not  added  and  does  not  intend  to  add  any   additional
     franchisees.

     Gross Margin

     Gross margin as a percentage of sales increased to 28.3% in 2003 compared to 27.6% in 2002. The increase in gross margin is a result of higher initial markup, vendor slotting allowances, and other vendor allowances.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 24.4% of net sales in 2003 compared with 23.7% of net sales in 2002. The increase for the year was attributed to costs associated with the Company's expansion of store and distribution facilities.

     Operating Income

     Operating income increased approximately $7.9 million or 18.6% to $50.6 million in 2003 from $42.7 million in 2002. Operating income as a percentage of sales was 3.9% in 2003 the same as in 2002.

     Interest Expense, Net

     Interest expense for 2003 totaled $.4 million (less than .1% of sales) compared to net interest expense of $.2 million (less than .1% of sales) in 2002. The increase in interest expense were attributed to the Company's expansion program.

     Income Taxes

     The effective income tax rate decreased to 32.9% in 2003 from 33.6% in 2002, primarily due to realization of income tax credits in the amount of $.8 million related to empowerment zone and renewal communities, vesting of restricted stock previously granted to employees and state income tax planning that allowed utilization of $7.2 million of state operating losses that were previously reserved.

     State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $57.5 million for state income tax purposes and expire at various times during the period 2004 through 2023. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized.

     Net Income

     Net income for 2003 was $33.7 million (or $.85 per diluted share) or approximately 19.5% higher than the $28.2 million (or $.72 per diluted share) reported in 2002.

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

     The Company's front store (non-pharmacy) sales during 2002 increased approximately 24.2% over 2001 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and solid sales increases in categories such as ladies and plus size apparel, ladies accessories, footwear, bedding and windows, home furnishings, floor coverings, giftware, small appliances, photo supplies, electronics, tobacco and auto.

     Fred's pharmacy sales were 33.2% of total sales in 2002 from 34.4% of total sales in 2001 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company's mail order operation, increased 17.1% over 2001, with third party prescription sales representing approximately 85% of total pharmacy sales, the same percentage as the prior year. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.

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

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 23.7% of net sales in 2002 compared with 23.9% of net sales in 2001. Labor expenses as a percent of sales improved in the stores and pharmacies as a result of strong sales coupled with store productivity initiatives. Expenses in the stores and pharmacies improved by .4% as a percent of net sales. Increases offsetting these improvements were in insurance, distribution and transportation expenses. Insurance expense rose in 2002 due to premium increases for insurance coverage, as well as increasing reserves associated with business growth. Distribution and transportation expenses increased as a percent of sales due to the distances required to service newer stores, which opened in the area of the new distribution center in Dublin, Georgia, which opened in 2003.

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

     As a result of certain changes in methods of accounting for income tax purposes, net operating loss carry forwards increased in certain states during 2002. These state net operating loss carry forwards are available to reduce state income taxes in future years. These carry forwards total approximately $63.7 million for state income tax purposes and expire at various times during the period 2003 through 2022. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carry forwards that can be utilized.

     Net Income

     Net income for 2002 was $28.2 million (or $.72 per diluted share) or approximately 43.8% higher than the $19.6 million (or $.54 per diluted share) reported in 2001.


     Liquidity and Capital Resources

     Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. In June 2003 the Company raised proceeds of $5.5 million from the offering of 225,000 Company shares. In March 2002 the Company raised proceeds of $3.5 million from the offering of 148,134 Company shares. The Company had working capital of $165.4 million, $138.5 million, and $138.4 million at year-end 2003, 2002 and 2001, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2003 increased by approximately $27.0 million from 2002. The increase was primarily attributed to inventory purchased for new store openings scheduled for the first quarter of 2004. The Company plans to open 22 new stores during the first quarter of 2004.


     Net cash flow provided by operating activities totaled $36.2 million in 2003, $43.7 million in 2002, and $26.4 million in 2001.

     In fiscal 2003, cash was primarily used to increase inventories by approximately $47.9 million during the fiscal year. This increase is primarily attributable to our adding a net of 74 new stores, upgrading 26 stores and adding a net of 25 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $15.9 million due primarily to higher inventory purchases. Income taxes payable increased by approximately $.9 million and the net deferred income tax liability increased by approximately $6.6 million primarily as a result of first-year depreciation allowance for income tax purposes.

     In fiscal 2002, cash was primarily used to increase inventories by approximately $31.4 million during the fiscal year. This increase is primarily attributable to our adding a net of 61 new stores, upgrading 30 stores and adding a net of 14 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $20.0 million due primarily to higher inventory purchases. Income taxes payable decreased by approximately $6.8 million and the net deferred income tax liability increased by approximately $12.3 million primarily as a result of certain changes in method of accounting for income tax purposes. The majority of the adjustment from the accounting method changes is due to a change in method of accounting for inventory in retail stores from the retail inventory method to the cost method.

     Capital expenditures in 2003 totaled $48.0 million compared with $50.8 million in 2002 and $17.4 million in 2001. The 2003 capital expenditures included approximately $23.2 million for new stores and pharmacies, $3.4 million for existing stores, $9.0 million related to the completion of the new Georgia distribution center that was completed in April 2003, $2.2 million for the Memphis distribution center and 10.2 million for technology, corporate and other capital expenditures. The 2002 capital expenditures included approximately $23.9 million for the new distribution center constructed in Dublin, Georgia. Expenditures totaling approximately $24.2 million were associated with upgraded, remodeled, or new stores and pharmacies. Approximately $2.7 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. The 2001 capital expenditures included approximately $13.5 million of expenditures associated with upgraded, remodeled, or new stores and pharmacies and approximately $3.9 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. Cash used for investing activities also includes $.9 million in 2003, $1.8 million in 2002, and $1.0 million in 2001 for the acquisition of customer lists and other pharmacy related items.

     In 2004, the Company is planning capital expenditures totaling approximately $41.6 million. Expenditures are planned totaling $31.1 million for the upgrades, remodels, or new stores and pharmacies. Planned expenditures of $6.9 million relate to technology upgrades, distribution center equipment and capital maintenance. The Company also plans expenditures of $3.6 million in 2004 for the acquisition of customer lists and other pharmacy related items.

     Cash and cash equivalents were $4.7 million at the end of 2003 compared to $8.2 million at year-end 2002. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on amounts and types of investments.

     On July 31, 2003, the Company and a bank entered into the third loan modification agreement (the "Agreement") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity (which was $247,677 at January 31, 2004) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $5.5 million of borrowings outstanding under the Agreement at January 31, 2004.

     On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The interest rate for the Loan Agreement was 6.15% per annum and matured on April 15, 2003. There were $141 borrowings outstanding under the Loan Agreement at February 1, 2003.

     On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002, the Company raised proceeds of $3.5 million from the offering of 148,134 shares. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares in common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock of the CEO. A Limited Liability Company (LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for $4.7 million. As of January 31, 2004, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

     The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.


                         Off-Balance Sheet Arrangements

     The Company has no off-balance sheet financing arrangements.


     Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2003, 2002 and 2001.

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

     The following table summarizes the Company's significant contractual obligations as of January 31, 2004, which excludes the effect of imputed interest:


     (Dollars in thousands)                             Payments due by period
     ---------------------------------------------------------------------------------------------------------
     Contractual Obligations                       Total         < 1 yr      1-3 yrs      3-5 yrs       >5 yrs
     ---------------------------------------------------------------------------------------------------------
     Capital Lease obligations                      $2,884         $927       $1,442         $515           $0
     ----------------------------------------------------------------------------------------------------------
     Revolving loan                                  5,500            -        5,500            -            -
     ----------------------------------------------------------------------------------------------------------
     Operating leases                              128,619       29,353       48,941       29,007       21,318
     ----------------------------------------------------------------------------------------------------------
     Inventory purchase obligations                  8,261        6,033        2,228
     ----------------------------------------------------------------------------------------------------------
     Industrial revenue bonds                       33,234            -            -            -       33,234
     ----------------------------------------------------------------------------------------------------------
     Miscellaneous financing                           121           18           37           42           24
     ----------------------------------------------------------------------------------------------------------

     Total Contractual Obligations                $178,619      $36,331      $58,148      $29,564      $54,576
     ----------------------------------------------------------------------------------------------------------

     As discussed in Note 10 of the consolidated financial statements, the Company had commitments approximating $11.1 million at January 31, 2004 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $8.5 million at January 31, 2004 utilized as collateral for their risk management programs.

     The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens development authority. The Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. Because a legal right of offset exists, the Company has offset the investment in the bonds ($33,234) against the related liability and neither is reflected in the consolidated balance sheet.

     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 2, 2003 and the adoption of SFAS No. 145 did not have a material effect on the Company's financial statements as a whole.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements as a whole.

     FASB Interpretation No. 46, "Accounting for Variable Interest Entities" ("FIN 46"), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities ("VIE") created after January 31, 2003. In October 2003, the FASB deferred the effective date of Fin 46, and the consolidation requirements for "older" VIEs to the first fiscal year or interim period after March 15, 2004. Additional modifications to FIN 46 may be proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation. The Company does not believe that the adoption of FIN 46 in 2004 will have a material effect on the Company's financial statements as a whole.

     Item 7a: Quantitative and Qualitative Disclosure about Market Risk

     The Company has no holdings of derivative financial or commodity instruments as of January 31, 2004. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

     Item 8: Financial Statements and Supplementary Data Report of Independent Auditors

     To the Board of Directors and Shareholders of Fred's, Inc., Memphis, Tennessee

     We have audited the accompanying consolidated balance sheets of Fred's, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Fred's, Inc. and subsidiaries for the year ended February 2, 2002, were audited by other auditors whose report dated March 15, 2002, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fred's, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

     Memphis, Tennessee
     April 5, 2004

Fred's, Inc.
                           Consolidated Balance Sheets
                           ---------------------------
                   (in thousands, except for number of shares)
--------------------------------------------------------------------------------


                                                                                            January 31,             February 1,
                                                                                               2004                    2003
                                                                                       ---------------------   ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $      4,741            $      8,209
   Receivables, less allowance for doubtful accounts of $1,437
     ($975 at February 1, 2003)                                                                  23,931                  18,400
   Inventories                                                                                  239,748                 193,506
   Other current assets                                                                           4,094                   7,775
                                                                                       ---------------------   ---------------------
        Total current assets                                                                    272,514                 227,890

Property and equipment, at depreciated cost                                                     135,433                 110,794
Equipment under capital leases, less accumulated amortization of
   $3,169 ($2,542 at February 1, 2003)                                                            1,798                   2,425
Other noncurrent assets, net                                                                      4,005                   4,739
                                                                                       ---------------------   ---------------------
        Total assets                                                                       $    413,750            $    345,848
                                                                                       =====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $     74,799            $     58,489
   Current portion of indebtedness                                                                   18                     177
   Current portion of capital lease obligations                                                     725                     728
   Accrued liabilities                                                                           19,113                  19,484
   Deferred tax liability                                                                        11,487                  10,559
   Income taxes payable                                                                             930                       -
                                                                                       ---------------------   ---------------------
        Total current liabilities                                                               107,072                  89,437

Long-term portion of indebtedness                                                                 5,603                     121
Deferred tax liability                                                                            6,335                     676
Capital lease obligations                                                                         1,686                   2,389
Other noncurrent liabilities                                                                      2,441                   2,455
                                                                                       ---------------------   ---------------------
        Total liabilities                                                                       123,137                  95,078
                                                                                       ---------------------   ---------------------

Commitments and contingencies (Notes 6 and 10)

Shareholders' equity:
   Preferred stock, nonvoting, no par value, 10,000,000 shares
     authorized, none outstanding                                                                     -                       -
   Preferred stock, Series A junior participating nonvoting,
     no par value, 224,594 shares authorized, none outstanding                                        -                       -
   Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,105,639 shares issued and outstanding
     (38,509,888 shares issued and outstanding at February 1, 2003)                             126,430                 117,209
   Common stock, Class B nonvoting, no par value, 11,500,000
     shares authorized, none outstanding                                                              -                       -
   Retained earnings                                                                            164,183                 133,589
   Deferred compensation on restricted stock incentive plan                                           -                     (28)
                                                                                       ---------------------   ---------------------
        Total shareholders' equity                                                              290,613                 250,770
                                                                                       ---------------------   ---------------------
               Total liabilities and shareholders' equity                                  $    413,750            $    345,848
                                                                                       =====================   =====================

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except  per share amounts)
--------------------------------------------------------------------------------

                                                                                        For the Years Ended
                                                                --------------------------------------------------------------------
                                                                      January 31,          February 1,            February 2,
                                                                         2004                  2003                   2002
                                                                ---------------------  ------------------    -----------------------

Net sales                                                            $ 1,302,650          $ 1,103,418            $     910,831
Cost of goods sold                                                       934,665              798,441                  661,110
                                                                ---------------------  ------------------    -----------------------
        Gross profit                                                     367,985              304,977                  249,721

Selling, general and administrative expenses                             317,364              262,300                  217,970
                                                                ---------------------  ------------------    -----------------------
        Operating income                                                  50,621               42,677                   31,751

Interest expense, net                                                        398                  203                    1,611
                                                                ---------------------  ------------------    -----------------------
        Income before taxes                                               50,223               42,474                   30,140

Income taxes                                                              16,502               14,258                   10,511
                                                                ---------------------  ------------------    -----------------------
        Net income                                                   $    33,721          $    28,216            $      19,629
                                                                =====================  ==================    =======================

Net income per share

     Basic                                                           $       .87          $       .74            $         .56
                                                                =====================  ==================    =======================

     Diluted                                                         $       .85          $       .72            $         .54
                                                                =====================  ==================    =======================

Weighted average shares outstanding

   Basic                                                                  38,754               38,255                   35,330
                                                                =====================  ==================    =======================

   Diluted                                                                39,652               39,251                   36,296
                                                                =====================  ==================    =======================

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)
--------------------------------------------------------------------------------


                                                                   Common Stock             Retained        Deferred
                                                         -------------------------------
                                                               Shares         Amount        Earnings       Compensation      Total
                                                         ---------------   -------------   ------------   --------------  ----------

Balance, February 3, 2001                                    33,942,706       $ 68,557       $ 91,342       $     (212)    $159,687
Proceeds from public offering                                 3,566,250         38,156                                       38,156
Cash dividends paid ($.08 per share)                                                           (2,509)                       (2,509)
Cancellation of restricted stock                                (22,778)           (63)                             12          (51)
Other issuances                                                  83,970            937                                          937
Exercises of stock options                                      471,520          2,165                                        2,165
Amortization of deferred compensation
   on restricted stock incentive plan                                                                              137          137
Tax benefit on exercise of stock
   options                                                                         756                                          756
Net income                                                                                     19,629                        19,629
                                                         ---------------   -------------   ------------   --------------  ----------
Balance, February 2, 2002                                    38,041,668       $110,508       $108,462       $      (63)    $218,907
Cash dividends paid ($.08 per share)                                                           (3,089)                       (3,089)
Issuance of restricted stock                                      1,125             19                             (19)           -
Other issuances                                                 151,083          3,592                                        3,592
Exercises of stock options                                      316,012          1,684                                        1,684
Amortization of deferred compensation
   on restricted stock incentive plan                                                                               54           54
Tax benefit on exercise of stock
   options                                                                       1,406                                        1,406
Net income                                                                                     28,216                        28,216
                                                         ---------------   -------------   ------------   --------------  ----------
Balance, February 1, 2003                                    38,509,888       $117,209       $133,589       $      (28)    $250,770
Cash dividends paid ($.08 per share)                                                           (3,127)                       (3,127)
Issuance of restricted stock                                      1,406              7                                            7
Other issuances                                                 304,167          8,110                                        8,110
Other cancellation                                              (75,000)        (2,646)                                      (2,646)
Exercises of stock options                                      365,178          2,276                                        2,276
Amortization of deferred compensation
   on restricted stock incentive plan                                                                               28           28
Tax benefit on exercise of stock
   options                                                                       1,474                                        1,474
Net income                                                                                     33,721                        33,721
                                                         ---------------   -------------   ------------   --------------  ----------
Balance, January 31, 2004                                    39,105,639       $126,430       $164,183       $        -     $290,613
                                                         ===============   =============   ============   ==============  ==========

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share data)
--------------------------------------------------------------------------------


                                                                                              For the Years Ended
                                                                                 January 31,        February 1,        February 2,
                                                                                    2004               2003               2002
                                                                              ----------------  ----------------  ------------------
Cash flows from operating activities:
   Net income                                                                    $   33,721         $   28,216         $   19,629
   Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                                25,671             21,032             17,846
        Provision for uncollectible receivables                                         462                318                142
        LIFO reserve                                                                  1,640              1,535                642
        Deferred income taxes                                                         6,587             12,329              1,026
        Amortization of deferred compensation on restricted
          stock incentive plan                                                           28                 54                137
        Issuance (net of cancellation) of restricted stock                                7                  -                (51)
        Tax benefit upon exercise of stock options                                    1,474              1,406                756
        (Increase) decrease in assets:
          Receivables                                                                (5,992)            (3,014)              (416)
          Inventories                                                               (47,882)           (31,424)           (14,291)
          Other assets                                                                3,668               (365)              (195)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                                   15,938             19,998              3,532
          Income taxes payable                                                          930             (6,778)            (2,411)
          Other noncurrent liabilities                                                  (14)               400                 52
                                                                              ----------------  ----------------  ------------------
             Net cash provided by operating activities                               36,238             43,707             26,398
                                                                              ================  ================  ==================
Cash flows from investing activities:
   Capital expenditures                                                             (48,020)           (50,835)           (17,372)
   Asset acquisition(primarily intangibles),net of cash acquired                       (916)            (1,844)              (986)
                                                                              ----------------  ----------------  ------------------
             Net cash used in investing activities                                  (48,936)           (52,679)           (18,358)
                                                                              ===============   ================  ==================
Cash flows from financing activities:
   Reduction of indebtedness and capital lease obligations                             (883)              (855)            (9,892)
   Proceeds from revolving line of credit, net of payments                            5,500                  -            (22,623)
   Proceeds from public offering, net of expenses                                     8,110              3,535             38,156
   Repurchase of shares                                                              (2,646)                 -                  -
   Proceeds from exercise of options                                                  2,276              1,684              2,165
   Dividends and payment for fractional shares                                       (3,127)            (3,089)            (2,509)
                                                                              ---------------   ----------------  ------------------
             Net cash provided by financing activities                                9,230              1,275              5,297
                                                                              ===============   ================  ==================
Increase (decrease) in cash and cash equivalents                                     (3,468)            (7,697)            13,337
Cash and cash equivalents:
   Beginning of year                                                                  8,209             15,906              2,569
                                                                              ---------------   ----------------  ------------------
   End of year                                                                   $    4,741         $    8,209         $   15,906
                                                                              ===============   ================  ==================

Supplemental disclosures of cash flow information:
   Interest paid                                                                 $      417         $      180         $    1,775
   Income taxes paid                                                             $    7,600         $    7,300         $   11,000

Non-cash investing and financing activities:
   Assets acquired through capital lease obligations                             $        -         $    1,585         $      691
   Common stock issued for acquisition                                           $        -         $       57         $      937

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries (the "Company") is the sale of general merchandise through its 488 retail discount stores located in fourteen states mainly in the Southeastern United States. Two hundred and forty-one of the Company's stores have full service pharmacies. In addition, the Company sells general merchandise to its 26 franchisees.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2003, 2002, and 2001, as used herein, refer to the years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

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

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company's estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company's continual review and assessment of the estimation process.

Inventories. Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $33,129 and $27,819 at January 31, 2004 and February 1, 2003, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $7,778 at January 31, 2004 and $6,138 at February 1, 2003. The LIFO reserve increased by $1,640, $1,535, and $642, during 2003, 2002, and 2001, respectively.

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

Impairment of Long-lived assets. The Company's policy is to review the carrying value of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. Based upon the Company's review as of January 31, 2004 and February 1, 2003, no material adjustments to the carrying value of such assets were necessary.

Vendor rebates and allowances. The Company receives vendor rebates for achieving certain purchase or sales volume and receives vendor allowances to fund certain expenses. The Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

For vendor funding arrangements that were entered into prior to December 31, 2002 and have not been modified subsequently, the Company recognizes a reduction to selling, general and administrative expenses or cost of goods sold when earned. If these arrangements are modified in the future, the provisions of EITF 02-16 will apply and the effect may be material to the financial statements as a whole.

Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, depreciation and occupancy costs in selling, general and administrative expenses.

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2003, 2002, and 2001 was $16,956, $14,124, and $12,079, respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 26 franchised stores. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company's warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2003, 2002, and 2001 was $1,964, $2,016, and $1,764,
respectively.

Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent amounts associated with acquired pharmacies and are being amortized on a straight-line basis over five years. During 2002 and 2001 the Company issued 2,949 and 83,970 shares for pharmacy acquisitions, respectively. Intangibles, net of accumulated amortization, totaled $3,913 at January 31, 2004 and $4,661 at February 1, 2003. Accumulated amortization for 2003 and 2002 totaled $8,882 and $7,218, respectively. Amortization expense for 2003, 2002, and 2001, was $1,664, $1,945, and $1,795, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2004 - $1,547, 2005 - $1,192, 2006 - $702, 2007- $381 and
2008 - $91.

Financial  instruments.  At  January  31,  2004,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

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

Deferred rent. The Company records rental expense on a straight-line basis over the base, non-cancelable lease term. Any differences between the calculated expense and the amounts actually paid are reflected as a liability in accrued liabilities in the accompanying consolidated balance sheet and totaled approximately $886 and $714 at January 31, 2004 and February 1, 2003, respectively.

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


                                                                         2003            2002           2001
                                                                     -------------  --------------- --------------
Net income
   As reported                                                          $33,721        $28,216         $19,629
   Less pro forma effect of stock option grants                             900            330             384
   Pro forma                                                             32,821         27,886          19,245

Basic earnings per share
   As reported                                                             0.87           0.74            0.56
   Pro forma                                                               0.85           0.73            0.55

Diluted earnings per share
   As reported                                                             0.85           0.72            0.54
   Pro forma                                                               0.83           0.71            0.53


The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company's Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $28, $54, and $137 in 2003, 2002, and 2001, respectively. (See Note 8 for further disclosure relating to stock incentive plans).

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund

Requirements." Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 2, 2003 and the adoption of SFAS No. 145 did not have a material effect on the Company's financial statements as a whole.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements as a whole.

FASB Interpretation No. 46, "Accounting for Variable Interest Entities" ("FIN 46"), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities ("VIE") created after January 31, 2003. In October 2003, the FASB deferred the effective date of Fin 46, and the consolidation requirements for "older" VIEs to the first fiscal year or interim period ending after March 15, 2004. Additional modifications to FIN 46 may be proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation. The Company does not believe that the adoption of FIN 46 in 2004 will have a material effect on the Company's financial statements as a whole.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:


                                                                            2003                 2002
                                                                    -------------------  --------------------

Buildings and improvements                                               $   93,572           $    75,779
Furniture, fixtures and equipment                                           171,523               125,723
                                                                    -------------------  --------------------
                                                                            265,095               201,502
Less accumulated depreciation and amortization                             (138,685)             (117,312)
                                                                    -------------------  --------------------
                                                                            126,410                84,190
Construction in progress                                                      4,781                22,308
Land                                                                          4,242                 4,296
                                                                    -------------------  --------------------
        Total property and equipment, at depreciated cost                $  135,433           $   110,794
                                                                    ===================  ====================

Depreciation expense totaled $23,380, $18,394, and $15,507, for 2003, 2002, and 2001, respectively.

NOTE 3 - ACCRUED LIABILITIES

The components of accrued liabilities are as follows:


                                                                                             2003                 2002
                                                                                      -------------------  --------------------

Payroll and benefits                                                                      $    5,729           $     6,900
Sales and use taxes                                                                            3,439                 3,320
Insurance                                                                                      5,145                 5,036
Other                                                                                          4,800                 4,228
                                                                                      -------------------  --------------------
        Total accrued liabilities                                                         $   19,113           $    19,484
                                                                                      ===================  ====================


NOTE 4 - INDEBTEDNESS

On July 31, 2003, the Company and a bank entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity (which was $247,677 at January 31, 2004) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $5.5 million of borrowings outstanding under the Agreement at January 31, 2004.

On April 23, 1999, the Company and a bank entered into a Loan Agreement (the "Loan Agreement"). The Loan Agreement provided the Company with a four-year unsecured term loan of $2.3 million to finance the replacement of the Company's mainframe computer system. The interest rate for the Loan Agreement was 6.15% per annum and matured on April 15, 2003. There were $141 borrowings outstanding under the loan Agreement at February 1, 2003.

The Company has other miscellaneous financing obligations totaling $121, which relate primarily to business acquisitions. The Company's indebtedness under miscellaneous financing matures as follows: 2004 - $18; 2005 - $18; 2006 - $19; 2007 - $21; 2008 - $21 and $24 thereafter.

The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. The Company purchased 100% of the issued bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. Because a legal right of offset exists, the Company has offset the investment in the bonds ($33,234) against the related liability and neither is reflected on the consolidated balance sheet.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:


                                                                  2003              2002             2001
                                                             ----------------  ---------------- ----------------
Current

   Federal                                                         $  9,960          $  1,929       $  9,485

   State                                                                (45)                -              -
                                                             ----------------  ---------------- ----------------
                                                                      9,915             1,929          9,485
                                                             ----------------  ---------------- ----------------
Deferred

   Federal                                                            6,721            12,824            907

   State                                                               (134)             (495)           119
                                                             ----------------  ---------------- ----------------
                                                                      6,587            12,329          1,026
                                                             ----------------  ---------------- ----------------
                                                                   $ 16,502          $ 14,258       $ 10,511
                                                             ================  ================ ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                           2003              2002
                                                                                      ----------------  ----------------
Deferred tax assets:
   Accrual for incentive compensation                                                  $          187     $           -
   Allowance for doubtful accounts                                                                659               333
   Insurance accruals                                                                           1,829             1,467
   Net operating loss carryforwards                                                             2,406             2,474
   Postretirement benefits other than pensions                                                    999               960
   Restructuring costs                                                                             45                59
   Amortization of intangibles                                                                  2,365             2,209
                                                                                      ----------------  ----------------
Total deferred tax assets                                                                       8,490             7,502
   Less:  valuation allowance                                                                    (580)             (700)
                                                                                      ----------------  ----------------
Deferred tax assets, net of valuation allowance                                                 7,910             6,802
                                                                                      ----------------  ----------------

Deferred tax liabilities:
   Property, plant, and equipment                                                             (14,162)           (5,939)
   Inventory valuation                                                                        (11,570)          (12,070)
   Other                                                                                            -               (28)
                                                                                      ----------------  ----------------
Total deferred tax liability                                                                  (25,732)          (18,037)
                                                                                      ----------------  ----------------

Net deferred tax liability                                                             $      (17,822)    $     (11,235)
                                                                                      ================  ================

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $57.5 million for state income tax purposes and expire at various times during the period 2004 through 2023.

During 2003, the valuation allowance decreased $120, and during 2002, the valuation allowance decreased $832. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:


                                                                      2003               2002              2001
                                                                ------------------ ------------------  --------------
Income tax provision at statutory rate                                      35.0%              35.0%           35.0%
Tax credits                                                                 (1.9)                 -               -
State income taxes, net of federal benefit                                   0.1                1.4             0.1
Permanent differences                                                       (0.1)              (1.0)              -
Change in valuation allowance                                               (0.2)              (2.0)           (0.1)
Other                                                                          -                0.2            (0.1)
                                                                ------------------ ------------------  --------------
                                                                            32.9%              33.6%           34.9%
                                                                ------------------ ------------------  --------------

NOTE 6 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $34,287, $26,844, and $22,207, for 2003, 2002, and 2001,
respectively. Total contingent rentals included in operating leases above was $1,135, $786, and $409, for 2003, 2002, and 2001, respectively. Amortization expense on assets under capital lease for 2003, 2002, and 2001 was $627, $693, and $544, respectively.

Future minimum rental payments under all operating and capital leases as of January 31, 2004 are as follows:


                                                                         Operating          Capital
                                                                         Leases             Leases
--------------------------------------------------------------------------------------------------------------

2004                                                                     $   29,353         $      927
2005                                                                         26,382                814
2006                                                                         22,559                628
2007                                                                         18,094                386
2008                                                                         10,913                129
Thereafter                                                                   21,318                  -
                                                                         -------------      ------------------
Total minimum lease payments                                             $  128,619              2,884
                                                                         =============

Imputed interest                                                                                  (473)
                                                                                            ------------------

Present value of net minimum lease payments, including
   $725 classified as current portion of capital lease obligations                          $    2,411
                                                                                            ------------------

The gross amount of property and equipment under capital leases at January 31, 2004 and February 1, 2003, was $38,201 and $23,452, respectively. Accumulated depreciation on property and equipment under capital leases at January 31, 2004 and February 1, 2003, was $4,428 and $2,551, respectively.

NOTE 7 - SHAREHOLDERS' EQUITY

In 1998, the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a "Right") for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company's common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, in October 2008.

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

In October 2001, the Company completed a secondary stock offering of 3,566,250 company shares raising net proceeds to the Company of $38.2 million dollars.

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

On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002, the Company raised proceeds of $3.5 million from the offering of 148,134 shares. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares in common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock of the CEO. A Limited Liability Company
(LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for $4.7 million. As of January 31, 2004, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

On June 5, 2003, the Company announced a three-for-two stock split of its common stock, Class A voting, no par value. The new shares, one additional share for each two shares held by stockholders, were distributed on July 1, 2003 to stockholders of record on June 26, 2003. All share and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 3,013,652 shares are available to be granted as of January 31, 2004. These options expire five years to seven and one-half years from the date of grant. Options outstanding at January 31, 2004 expire in 2004 through 2010.

Under  the  plan,  stock  option  grants  are  made to key  employees  including
executive  officers,   as  well  as  other  employees,   as  prescribed  by  the

Compensation Committee (the "Committee") of the Board of Directors. The number of options granted is directly linked to the employee's job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's Common Stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's Common Stock owned by the optionee, or a combination of cash and shares. Options have a maximum term of ten years from the date of grant. Options granted under the plan generally become exercisable ten percent during each of the first four years on the anniversary and sixty percent on the fifth anniversary. The plan also contains a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

   A summary of activity in the plan follows:


                                            2003                              2002                              2001
                               -------------------------------- ---------------------------------  ---------------------------------
                                                   Weighted                         Weighted                          Weighted
                                                   Average                           Average                          Average
                                                   Exercise                         Exercise                          Exercise
                                   Options          Price            Options          Price            Options         Price
                               --------------  ---------------- ---------------  ----------------  --------------  -----------------

Outstanding at beginning
   of year                        1,207,799          $  7.71        1,386,053         $  5.77         1,863,623         $  5.44

Granted                             669,401            17.69          262,473           13.96           432,329            6.26

Forfeited/ canceled                 (40,753)            7.81         (124,715)           5.29          (438,380)           6.15

Exercised                          (365,178)            6.27         (316,012)           5.33          (471,519)           4.55
                               --------------                   ---------------                    --------------

Outstanding at end of year        1,471,269            12.61        1,207,799            7.71         1,386,053            5.77
                               ==============                   ===============                    ==============

Exercisable at end of year          740,568             7.65          658,589            6.83           534,102            5.55
                               ==============                   ===============                    ==============

     The weighted average remaining contractual life of all outstanding options was 3.6 years at January 31, 2004.

The following table summarizes information about stock options outstanding at January 31, 2004:


                                                   Options Outstanding                                  Options Exercisable
                                -----------------------------------------------------------  ---------------------------------------
                                                              Weighted
                                                               Average
                                                              Remaining        Weighted                                  Weighted
                                         Number              Contractual       Average                 Number             Average
          Range of                   Outstanding at             Life           Exercise            Exercisable at        Exercise
      Exercise Prices               January 31, 2004         (in Years)         Price             January 31, 2004         Price
-----------------------------   -----------------------    ---------------   --------------  -----------------------   -------------

      $4.09  to $7.95                     538,286                 0.9           $    5.05              538,004          $    5.05

      $8.00  to $17.67                    687,089                 5.1           $   15.60              150,956          $   12.13

      $18.27 to $30.16                    245,894                 5.4           $   20.79               51,608          $   21.71
                                -----------------------                                      ----------------------

                                        1,471,269                                                      740,568
                                =======================                                      ======================

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2003, 2002, and 2001 was $6.68, $6.69 and $4.60, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   2003             2002            2001
                                              ---------------  ---------------  -------------

Average expected life (years)                            5.0              3.0            3.0
Average expected volatility                             35.7%            46.1%          41.9%
Risk-free interest rates                                 1.1%             2.1%           2.6%
Dividend yield                                           0.3%             0.5%           1.6%

The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Restricted Stock. During 2003, 2002, and 2001, the Company issued (forfeited/ cancelled) a net of 1,406, 1,125, and (22,778) restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since 1996 and the plan owns 376,812 shares of Company stock. All shares are included in shares outstanding for computation of net income per share.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company's contributions for 2003, 2002, and 2001 were $207, $176, and $117, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 (effective January 1, 2004 this was changed to 62) and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:


                                                              ----------------------------------------
                                                                  January 31,         February 1,
                                                                     2004                2003
                                                              -----------------   --------------------

Benefit obligation at beginning of year                       $    2,501          $    1,786
Service cost                                                          36                 213
Interest cost                                                         45                 152
Actuarial (gain) loss                                             (1,782)                378
Benefits paid                                                        (41)                (28)
                                                              -----------------   --------------------
Benefit obligation at end of year                             $      759          $    2,501
                                                              =================   ====================

A reconciliation of the Plan's funded status to accrued benefit cost follows:


                                                January 31,         February 1,
                                                   2004                2003
                                             ------------------  ------------------

Funded status                                $     (759)            $  (2,501)
Unrecognized net actuarial gain                  (1,678)                   (2)
Unrecognized prior service cost                      (4)                   (4)
Other                                                 -                    52
                                             ------------------  ------------------
Accrued benefit costs                        $   (2,441)            $  (2,455)
                                             ------------------  ------------------

The medical care cost trend used in determining this obligation is 11.0% effective December 1, 2001, decreasing annually before leveling at 5.0% in 2011. To illustrate the trend rate used, increasing the health care cost trend by 1% would increase the effect on the total of service cost and interest cost by $10 and the accumulated postretirement benefit obligation by $75. By decreasing the health care cost trend by 1% would decrease the effect on the total of service cost and interest cost by $9 and the accumulated postretirement benefit obligation by $66. The discount rate used in calculating the obligation was 6.25% in 2003 and 7.00% in 2002. The net periodic benefit cost decreased in 2003 due to changes in actuarial assumptions regarding turnover, participation in the plan, the medical inflation rate and the rate of contribution by participants.

The annual net postretirement cost is as follows:


                                                                           For the Year Ended
                                                           ----------------------------------------------------
                                                             January 31,       February 1,      February 2,
                                                                 2004             2003             2002
                                                           --------------    --------------   -----------------

Service cost                                                $      36         $     213        $     140
Interest cost                                                      45               152              123
Amortization of net gain from prior periods                        (1)                -              (17)
Amortization of unrecognized prior service cost                  (107)                1                1
                                                           --------------    --------------   -----------------
Net periodic postretirement benefit cost                    $     (27)        $     366        $     247
                                                           ==============    ==============   =================

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

A reconciliation of basic earnings per share to diluted earnings per share follows:


                                                                         Year Ended
                           ---------------------------------------------------------------------------------------------------------
                                  January 31, 2004                      February 1, 2003                       February 2, 2002
                           ------------------------------------  ------------------------------------  -----------------------------
                                                        Per                                  Per                               Per
                                                       Share                                Share                             Share
                              Income       Shares      Amount      Income       Shares      Amount       Income    Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS                     $33,721      38,754      $ .87       $28,216      38,255      $ .74        $19,629   35,330     $ .56

Effect of Dilutive
Securities                                    898                                  996                                966

                           ------------- ----------- ----------- -----------  ----------- ----------- ----------- ---------  -------
Diluted EPS                   $33,721      39,652      $ .85       $28,216      39,251      $ .72        $19,629   36,296     $ .54
                           ============= =========== =========== ===========  =========== =========== =========== =========  =======


Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options' exercise prices were greater than the average market price of the common shares. There were no such options outstanding at the end of fiscal 2003 and 2001 and there were 84,938 such options outstanding at February 1, 2003.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $11.1 million at January 31, 2004 and $10.4 million at February 1, 2003 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $8.5 million at January 31, 2004 and $7.9 million at February 1, 2003 utilized as collateral for its risk management programs.

Litigation. The Company is a party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole.
However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the results of the financial statements as a whole.

Note 11 - Sales Mix

The Company  manages its business on the basis of one  reportable  segment.  See
Note 1 for a brief description of the Company's business. As of January 31, 2004, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company's sales mix by major category during the last 3 years was as follows:

                                                         2003     2002    2001
                                                        ------   ------  ------
     Pharmaceuticals.................................    32.4%    33.2%   34.4%
     Household Goods.................................    23.6%    23.0%   22.4%
     Apparel and Linens..............................    14.2%    13.6%   12.3%
     Food and Tobacco Products.......................    10.2%     9.6%    9.5%
     Health and Beauty Aids..........................     8.8%     9.0%    9.4%
     Paper and Cleaning Supplies.....................     8.1%     8.4%    8.3%
     Sales to Franchised Fred's Stores...............     2.7%     3.2%    3.7%
                                                        ------   ------  ------
                  Totals                                100.0%   100.0%  100.0%
                                                        ======   ======  ======

Note 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                    First            Second           Third            Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                               ----------------  ---------------  ---------------  ---------------

Year Ended January 31, 2004

Net sales                                                       $  310,689        $ 302,270        $ 311,668         $ 378,023
Gross profit                                                        87,948           84,944           91,191           103,902
Net income                                                           7,857            4,385            9,028            12,451

Net income per share
    Basic                                                             0.21             0.11             0.23              0.32
    Diluted                                                           0.20             0.11             0.23              0.31
Cash dividends paid per  share                                        0.02             0.02             0.02              0.02


Year Ended February 1, 2003

Net sales                                                       $  258,427        $ 256,470        $ 263,197         $ 325,324
Gross profit                                                        69,425           69,638           75,994            89,920
Net income                                                           6,275            3,667            7,408            10,866

Net income per share
    Basic                                                             0.17             0.09             0.19              0.28
    Diluted                                                           0.16             0.09             0.19              0.28
Cash dividends paid per share                                         0.02             0.02             0.02              0.02

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The information required by this item is incorporated herein by reference to Form 8-K dated May 14, 2002, filed on May 14, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of January 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2004, the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 31, 2004 in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     The following information is furnished with respect to each of the directors and executive officers of the Company:

     Name                      Age      Positions and Offices
     --------------------------------------------------------
     Michael J. Hayes (1)      62       Director, Chairman of the Board, Chief
                                         Executive Officer
     John R. Eisenman (1)      62       Director
     Roger T. Knox (1)         66       Director
     John Reier (1)            64       President and Director
     Thomas H. Tashjian (1)    49       Director
     John A. Casey             57       Executive Vice President - Pharmacy
                                         Operations
     Jerry A Shore             51       Executive Vice President and Chief
                                         Financial Officer
     Charles A. Brunjes        44       Executive Vice-President - General
                                         Merchandise Manager
     Dennis K Curtis           44       Executive Vice-President - Store
                                         Operation
     Charles S. Vail           61       Corporate Secretary, Vice President -
                                         Legal Services and General Counsel


     (1) Five directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.

     Michael J. Hayes was elected a director of the Company in January 1987. Mr. Hayes served as Managing Director of the Company from October 1989 until March 2002 when he was elected Chairman of the Board. He has been Chief Executive Officer since October 1989. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President - Corporate Finance and Financial Services.

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

     Charles A. Brunjes was promoted to Executive Vice-President - General Merchandise Manager in July 2003. Mr. Brunjes joined the Company in July 2000 as Senior Vice-President of Store Operations. Prior to joining the Company, Mr. Brunjes was employed by Family Dollar as Vice-President of Store Development.

     Dennis K. Curtis was promoted to Executive Vice-President in July 2003. Prior to this position, Mr. Curtis joined the Company in 1980 as a management trainee in store operations. Mr. Curtis was recently held the position of Senior Vice-President - Divisional Merchandising Manager of Hardlines.

     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President - Legal since 1984. Mr. Vail joined the Company in 1968.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.

Item 11: Executive Compensation

     Information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.

Item 13: Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.

ITEM 14. Principal Accountants Fees and Services

     Information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.


                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements (See Item 8)

Report of Independent Auditors - Ernst & Young LLP.

(a)(2) Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

       3.1 Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission ("SEC") on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the "Form S-8")].
       3.2     By-laws, as amended  [incorporated herein by reference to Exhibit
               3.2 to the Form S-8].
       4.1 Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the "Form S-1")].
       4.2 Preferred Share Purchase Plan [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended October 31, 1998].

        10.1 Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].
        10.2 401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].
        10.3 Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].
        10.4 Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].
       *10.5 1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended July 31, 1993].
     ***10.6 Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended May 1, 1999].
     ***10.7 Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company's Report on Form 10-Q for the quarter ended October 31, 1999].
     ***10.8 Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company's report on Form 10-K for the year ended January 29, 2000].
     ***10.9 Revolving Loan Agreement between Fred's, Inc.and Union Planters Bank, NA and Suntrust Bank dated April 3, 2000 [incorporated herein by reference to the Company's report on Form 10-K for year ended January 29, 2000].

    ***10.10   Loan  modification  agreement  dated May 26, 2000  (modifies  the
               Revolving Loan Agreement included as Exhibit 10.9)  [incorporated herein by reference to the Company's  report on Form 10-K for the year ended January 29, 2000].
    ***10.11   Seasonal  Overline  Agreement  between  Fred's,  Inc.  and  Union
               Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company's  Report on Form 10-Q for the quarter ended October 28, 2000].
    ***10.12   Second Loan modification agreement dated April 30, 2002 (modifies the  Revolving  Loan and  Credit  Agreement  included  as exhibit
               10.9).  [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 3, 2002].
       10.15   Third loan  modification  agreement dated July 31, 2003 (modified the  Revolving  Loan and Credit  Agreement  dated April 3, 2000.)
               [incorporated herein by reference to the Company's Report on Form
               10-Q for the quarter ended August 2, 2003].
      **21.1   Subsidiaries of Registrant
      **23.1   Consent of Ernst & Young LLP
      **23.2   Consent of PricewaterhouseCoopers LLP
      **31.1   Certification  of Chief  Executive  Officer  pursuant to Exchange
               Rule 13a-14(a) of the Securities Exchange Act.
      **31.2   Certification  of Chief  Financial  Officer  pursuant to Exchange
               Rule 13a-14(a) of the Securities Exchange Act.
      **32.    Certification  of Chief  Financial  Officer  and Chief  Financial
               Officer pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K

               None.

  *    Management Compensatory Plan
 **    Filed herewith
***    (SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

                                                                    Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-48380, 33-67606, 333-103904, and Form S-3 Nos. 333-68478 and
333-83918) of Fred's, Inc. of our report dated April 5, 2004, with respect to the consolidated financial statements of Fred's, Inc. included in this Annual Report (Form 10-K) for the year ended January 31, 2004.

Our audit also included the financial statement schedule of Fred's, Inc. listed in Item 15(a) as of January 31, 2004 and February 1, 2003. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of January 31, 2004 and February 1, 2003 and for the years then ended.

                                               /s/ Ernst & Young LLP
April 14, 2004
Memphis, Tennessee

                                                                    Exhibit 23.2


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-68478 and No. 333-83918) and Form S-8 (No. 33-48380, No. 33-67606 and No. 333-103904) of Fred's, Inc. of our report dated March 15, 2002, except for the effects of the 3-for-2 stock split effected on July 1, 2003 as described in Note 7 as to which the date is April 14, 2004, relating to the consolidated statements of income, shareholders' equity and cash flows and financial statement schedule for the year ended February 2, 2002, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP

Memphis, Tennessee
April 15, 2004


                 Schedule II - Valuation and Qualifying Accounts

                                           Balance at   Charged to                Balance at
                                           Beginning    Costs and    Deductions      End
                                           of Period    Expenses     Write-offs    of Period
Allowance for doubtful Accounts (in thousands):
 Year ended February 2, 2002                    $516      $142          $  (1)      $  657
 Year ended February 1, 2003                    $657      $318          $  (-)      $  975
 Year ended January 31, 2004                    $975      $462          $  (-)      $1,437

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2004.

                                        FRED'S, INC.

                                        By: /s/ Michael J. Hayes
                                           -------------------------------------
                                           Michael J. Hayes, Chief Executive
                                           Officer


                                        By: /s/ Jerry A. Shore
                                           -------------------------------------
                                           Jerry A. Shore, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2004.


             Signature                          Title
             ---------                          -----

/s/ Michael J. Hayes                       Director, Chairman of the Board,
--------------------------                 Chief Executive Officer
Michael J. Hayes

/s/ Roger T. Knox                          Director
--------------------------
Roger T. Knox

/s/ John R. Eisenman                       Director
--------------------------
John R. Eisenman

/s/ John D. Reier                          President and Director
--------------------------
John D. Reier

/s/ Thomas H. Tashjian                     Director
--------------------------
Thomas H. Tashjian

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 14th day of April, 2004.

                                     FRED'S, INC.

                                     By: /s/ Michael J. Hayes
                                        ----------------------------------------
                                         Michael J. Hayes, Chief Executive
                                         Officer

                                     By: /s/ Jerry A. Shore
                                        ----------------------------------------
                                         Jerry A. Shore, Executive Vice
                                         President and Chief Financial
                                         Officer (Principal Accounting and
                                         Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2004.

             Signature                            Title
             ---------                            -----

/s/ Michael J. Hayes
----------------------------            Director, Chairman of the Board,
    Michael J. Hayes                    Chief Executive Officer

/s/ Roger T. Knox
----------------------------            Director
    Roger T. Knox

/s/ John R. Eisenman
----------------------------            Director
    John R. Eisenman

/s/ John D. Reier
----------------------------            President and Director
    John D. Reier

/s/ Thomas H. Tashjian
----------------------------            Director
    Thomas H. Tashjian

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer

I, Michael J. Hayes, certify that:

   1.     I have reviewed this annual report on Form 10-K of Fred's, Inc.;

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


Date: April 14, 2004
                                           /s/ Michael J. Hayes
                                           -------------------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

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


Date: April 14, 2004
                                           /s/ Jerry A. Shore
                                           -------------------------------------
                                           Jerry A. Shore
                                           Executive Vice President and
                                           Chief Financial Officer

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


Date: April 14, 2004                        /s/ Michael J. Hayes
                                            ------------------------------------
                                            Michael J. Hayes
                                            Chief Executive Officer

                                            /s/ Jerry A. Shore
                                            ------------------------------------
                                            Jerry A Shore
                                            Executive Vice President and
                                            Chief Financial Officer

                                                                    Exhibit 21.1


FRED'S, INC.

SUBSIDIARIES OF REGISTRANT

Fred's, Inc. has the following subsidiaries, all of which are 100% owned:

    Fred's Stores of Tennessee, Inc.
    Fred's Capital Management Company, Inc.
    National Equipment Management and Leasing, Inc.
    Fred's Capital Finance, Inc.
    Insurance Value Protection Group, LTD