Form 10-Q
period 2004-05-01
FREDS INC
filed 2004-06-10
CIK 724571

Table of Contents

PART I.

--------------------------------------------------------------------------------

FINANCIAL INFORMATION
Item 1.          Financial Statements
Item 2.          Management's Discussion and Analysis of Financial Condition and
Item 3.          Quantitative and Qualitative Disclosures About Market Risk
Item 4.          Controls and Procedures

PART II.

--------------------------------------------------------------------------------

OTHER INFORMATION
Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES
EXHIBIT INDEX

EX-31.1

EX-31.2

EX-32

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 1, 2004.

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

The registrant had 39,207,444 shares of Class A voting, no par value common stock outstanding as of June 4, 2004.

                                  FRED'S, INC.
                                  ------------

                                      INDEX
                                      -----

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Consolidated Balance Sheets as of
     May 1, 2004 and January 31, 2004                                       3

    Consolidated Statements of Income
     for the Thirteen Weeks Ended May 1, 2004
     and May 3, 2003                                                        4

    Consolidated Statements of Cash Flows
     for the Thirteen Weeks Ended May 1, 2004
     and May 3, 2003                                                        5

    Notes to Consolidated Financial Statements                            6 - 8

  Item 2 - Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                                        9 - 11

  Item 3 - Quantitative and Qualitative Disclosure
             about Market Risk                                             11

  Item 4 - Controls and Procedures                                         11

Part II - Other Information                                                12
---------------------------
       Item 6 - Exhibits and Reports on Form 8-K

Signatures                                                                 13
----------

                                  FRED'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                   (in thousands, except for number of shares)

                                                                                  May 1,            January 31,
                                                                                   2004                2004
                                                                                   ----                ----
ASSETS:
-------
Current assets:
      Cash and cash equivalents                                                   $4,573              $8,209
      Receivables, less allowance for doubtful
      accounts of $703 ($1,437 at January 31, 2004)                               21,086              23,931
      Inventories                                                                263,689             239,748
      Other current assets                                                         5,284               4,094
                                                                                --------            --------
           Total current assets                                                  294,632             272,514
      Property and equipment, at depreciated cost                                137,614             135,433
      Equipment under capital leases, less accumulated
       amortization of $3,312 ($3,169 at January 31,2004)                          1,655               1,798
      Other noncurrent assets                                                      4,078               4,005
                                                                                --------              ------
           Total assets                                                         $437,979            $413,750
                                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                           $75,962             $74,799
      Current portion of indebtedness                                                 18                  18
      Current portion of capital lease obligations                                   689                 725
      Accrued liabilities                                                         16,595              19,113
      Current deferred tax liability                                              11,855              11,487
       Income taxes payable                                                        2,836                 930
                                                                                 -------             -------
           Total current liabilities                                             107,955             107,072
                                                                                 =======             =======

Long term portion of indebtedness                                                 21,660               5,603
Deferred tax liability                                                             6,539               6,335
Capital lease obligations                                                          1,543               1,686
Other noncurrent liabilities                                                       2,507               2,441
                                                                                 -------               -----
           Total liabilities                                                     140,204             123,137
                                                                                 -------             -------

Shareholders' equity:
---------------------
      Preferred stock, nonvoting, no par value,
        10,000,000 shares authorized, none outstanding                             ---                 ---
      Preferred stock, Series A junior participating
         nonvoting, no par value, 224,594 shares
         authorized, none outstanding                                              ---                 ---
      Common stock, Class A voting, no par value,
         60,000,000 shares authorized 39,167,627
         shares issued and outstanding
         (39,105,639 shares at January 31, 2004)                                 126,950             126,430
      Common stock, Class B nonvoting, no par value,
         11,500,000 shares authorized, none outstanding                            ---                 ---
      Retained earnings                                                          170,825             164,183
                                                                                 -------             -------
           Total shareholders' equity                                            297,775             290,613
                                                                                 -------             -------
      Total liabilities and shareholders' equity                                $437,979            $413,750
                                                                                ========            ========

          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                Thirteen Weeks Ended
                                                                --------------------

                                                       May 1,                            May 3,
                                                        2004                              2003
                                                     --------                           --------

Net Sales                                            $341,486                           $310,689

Cost of goods sold                                    244,692                            222,741
                                                      -------                            -------

     Gross Profit                                      96,794                             87,948

Selling, general and administrative
  Expenses                                             85,311                             75,971
                                                       ------                             ------

     Operating income                                  11,483                             11,977

Interest expense                                           62                                 97
                                                         ----                               ----

     Income before income taxes                        11,421                             11,880

Provision for income taxes                              3,997                              4,023
                                                        -----                              -----

Net income                                             $7,424                             $7,857
                                                       ======                             ======

Net income per share:

     Basic                                              $ .19                              $ .20
                                                        =====                              =====

     Diluted                                            $ .19                              $ .20
                                                        =====                              =====

Weighed average shares outstanding:

     Basic                                             39,060                             38,456

     Effect of diluted stock options                      646                                982
                                                          ---                                ---

     Diluted                                           39,706                             39,438
                                                       ======                             ======

Dividends paid per common share                          $.02                               $.02
                                                         ====                               ====


          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                                 May 1,            May 3,
                                                                                  2004              2003
                                                                                  ----              ----

Cash flows from operating activities:
    Net income                                                                   $7,424           $7,857
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                               6,529            5,698
      Lifo reserve                                                                  367              370
      Deferred income taxes                                                         572              594
      Amortization of deferred compensation on
        restricted stock incentive plan                                              --               15
      Tax benefit upon exercise of stock options                                    121              384
    Issuance of restricted shares                                                    --                8
      (Increase)decrease in assets:
         Receivables                                                              2,845              698
         Inventories                                                            (24,308)         (19,344)
         Other assets                                                            (1,190)             (79)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                   (1,355)           8,153
      Income taxes payable                                                        1,906            8,215
      Other noncurrent liabilities                                                   66              100
                                                                                --------          -------
      Net cash (used in) provided by operating activities                        (7,023)          12,669
                                                                                --------          -------

Cash flows from investing activities:
    Capital expenditures                                                         (8,165)         (12,692)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                       (475)            (457)
                                                                                   -----            -----
Net cash used in investing activities                                            (8,640)         (13,149)
                                                                                 -------         --------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease obligations                        (183)            (360)
    Proceeds from revolving line of credit, net of payments                      16,061              ---
    Proceeds from exercise of options                                               399              678
     Cash dividends paid                                                           (782)            (770)
                                                                                   -----            -----
    Net cash provided by (used in) financing activities                          15,495             (452)
                                                                                 -------           ------
     Decrease in cash and cash equivalents                                         (168)            (932)
     Beginning of period cash and cash equivalents                                4,741            8,209
                                                                                 -------           ------
     End of period cash and cash equivalents                                     $4,573           $7,277
                                                                                ========          =======
Supplemental disclosures of cash flow information:
    Interest paid                                                                  $ 62              $92
                                                                                   =====             ====
    Income taxes paid                                                            $1,400             $---
                                                                                 =======            =====

          See accompanying notes to consolidated financial statements.

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------
     Fred's, Inc. ("We", "Our" or "Us") operates 534 discount general merchandise stores, including 26 franchised Fred's stores, in fourteen states in the southeastern United States. Two hundred and forty-three of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments
(consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 2004 incorporated into Our Annual Report on Form 10-K.

     The results of operations for the thirteen-week period ended May 1, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2004 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that our RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $40.7 million and $29.4 million at May 1, 2004 and May 3, 2003, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $8.1 million at May 1, 2004 and $6.5 million at May 3, 2003.

LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

--------------------------------------------------------------------------------
NOTE 3:  INCENTIVE STOCK OPTIONS
--------------------------------------------------------------------------------

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


                                                           For the Quarter Ended
                                                     May 1, 2004            May 3, 2003
                                                     -----------            -----------
                                                    (In thousands, except per share data)

Net income                                           $     7,424            $     7,857
SFAS No. 123 pro forma compensation
expense, net of income taxes                                (164)                   (81)
                                                            -----                -------
SFAS No. 123 pro forma
net income                                           $     7,260            $     7,776
                                                     ============           ============
Pro forma earnings per share:
Basic                                                $      0.19            $      0.20
Diluted                                              $      0.18            $      0.20

Earnings per share, as reported:
Basic                                                $      0.19            $      0.20
Diluted                                              $      0.19            $      0.20






--------------------------------------------------------------------------------
NOTE 4:  CHANGE IN ESTIMATE - INVENTORY SHRINKAGE
--------------------------------------------------------------------------------

During the quarter we adopted a change in methodology for estimating shrinkage, as recommended by our external auditors to attain a more accurate estimate of the shrink accrual. This change increased net income by approximately $.9 million and increased basic earnings per share by $.02 and diluted earnings per share by $.03.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended May 1, 2004 and May 3, 2003
------------------------------------------------
Net sales increased to $341.5 million in 2004 from $310.7 million in 2003, an increase of $30.8 million or 9.9%. The increase was attributable to comparable store sales increases of 2.7% ($8.0 million) and sales by stores not yet included as comparable stores ($22.8 million). Sales to franchisees remained the same as last year. The sales mix for the period was 49.1% Hardlines, 33.7% Pharmacy, 14.6% Softlines, and 2.6% Franchise. This compares with 49.2% Hardlines, 33.3% Pharmacy, 14.8% Softlines, and 2.7% Franchise for the same period last year.

Gross profit for the first quarter remained at 28.3% of sales, the same as in the prior-year period. Gross profit margins during the quarter were affected by a change in methodology for estimating shrinkage, as recommended by our external auditors to attain a more accurate estimate of the shrink accrual. This change increased gross margin during the quarter by approximately $1.4 million. The pharmacy margin decreased in the quarter due to changes in third party reimbursement amounts.

Selling, general and administrative expenses increased to $85.3 million in 2004 from $76.0 million in 2003. As a percentage of sales, expenses increased to 25.0% of sales compared to 24.5% of sales last year. Selling, general and administrative expenses increased primarily due to the de-leverage of store labor cost as a percent of sales. In the quarter, distribution cost as a percentage of general merchandise sales improved 40 basis over the same quarter last year.

For the first quarter of 2004 interest expense was less than $.1 million, the same as in the first quarter of last year.

For the first quarter, the effective income tax rate was 35.0%, as compared to 33.9% in the first quarter of last year. The income tax rate is higher than last year due to state tax credits that were earned last year that resulted in the rate reduction. We anticipate the tax rate for the remainder of the year to be in the 35% range.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows used by operating activities totaled $7.0 million during the thirteen-week period ended May 1, 2004. Cash was primarily used to increase inventories by approximately $24.3 million in the first quarter of 2004. This increase was primarily attributable to 21 new stores and 14 remodeled stores in the first quarter of 2004.

Cash flows used in investing activities totaled $8.6 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($6.3 million) and for technology and other corporate expenditures ($1.8 million). During the first quarter, we opened 21 stores, closed 1 store, opened 7 pharmacies, closed 1 pharmacy and remodeled 14 stores. We expect to open 20 to 25 stores in the second quarter and approximately 80 to 100 stores for the year. In 2004, the Company is planning capital expenditures totaling approximately $41.6 million. Expenditures are planned totaling approximately $31.1 million for upgrades, remodels, or new stores and pharmacies; $6.9 million for technology upgrades, distribution center equipment and capital maintenance; and $3.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $28 million.

Cash flows provided by financing activities totaled $15.5 million and included $16.1 million of borrowings under the Company's revolver for inventory needs.

On July 31, 2003, we entered into the third loan modification agreement (the "Agreement") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity (which was $251,389,000 at May 1, 2004) and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $21.6 million in borrowings outstanding at May 1, 2004.

We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

Other than statements based on historical facts, many of the matters discussed in this Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred's Inc. ("Fred's" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

    - Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

    - Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

    -     Continued availability of capital and financing;

    -     Competitive factors;

    -     Changes in reimbursement practices for pharmaceuticals;

    -     Governmental regulation;

    -     Increases in fuel and utility rates;

    -      Other factors affecting business beyond our control.

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

Item 3.
--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have no holdings of derivative financial or commodity instruments as of May 1, 2004. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.
--------------------------------------------------------------------------------
CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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


                  Reports on Form 8-K:

                           1) Form 8-K dated February 5, 2004 with press release dated February 5, 2004, reporting its sales for the four-week month of January, the fiscal fourth quarter, and the full fiscal year ended January 31, 2004.

                           2) Form 8-K dated March 11, 2004 with press release dated March 11, 2004, reporting its quarterly earnings results for its fourth quarter and full fiscal year ended January 31, 2004.

                           3) Form 8-K dated April 26, 2004 with press release dated April 26, 2004, reporting that it is revising its earnings outlook for 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FRED'S, INC.

Date:  June 10, 2004                      /s/ Michael J. Hayes
--------------------                     ---------------------------------
                                         Michael J. Hayes
                                         Chief Executive Officer




Date:  June 10, 2004                      /s/ Jerry A. Shore
--------------------                     ---------------------------------
                                         Jerry A. Shore
                                         Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FRED'S, INC.

                                /s/ Michael J. Hayes
                                ------------------------
                                Michael J. Hayes
Date:  June 10, 2004            Chief Executive Officer
--------------------




                                /s/ Jerry A. Shore
                                ------------------------
                                Jerry A. Shore
Date:  June 10, 2004            Chief Financial Officer
-------------------

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



Date: June 10, 2004                               /s/ Michael J. Hayes
                                                 -------------------------------
                                                 Michael J. Hayes
                                                 Chief Executive Officer

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



Date: June 10, 2004                          /s/ Jerry A. Shore
                                            ------------------------------------
                                            Jerry A. Shore
                                            Executive Vice President and
                                            Chief Financial Officer

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



Date: June 10, 2004                           /s/ Michael J. Hayes
                                             -----------------------------------
                                             Michael J. Hayes
                                             Chief Executive Officer

                                              /s/ Jerry A. Shore
                                             -----------------------------------
                                             Jerry A. Shore
                                             Executive Vice President and
                                             Chief Financial Officer