Form 10-Q
period 2004-07-31
FREDS INC
filed 2004-09-09
CIK 724571

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

          OTHER INFORMATION
          Item 4.          Submission of Matters to a Vote of Security Holders
          Item 6.          Exhibits and Reports on Form 8-K

          SIGNATURES
          EXHIBIT INDEX

          EX-31.1

          EX-31.2

          EX-32

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2004.

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
Yes      X     .  No            .
    -----------      -----------

Indicate by check mark whether the registrant is an accelerated filer.
Yes      X        No
    -----------      -----------

The registrant had 39,292,363 shares of Class A voting, no par value common stock outstanding as of September 3, 2004.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Condensed Consolidated Balance Sheets as of
     July 31, 2004 and January 31, 2004                                    3

    Condensed Consolidated Statements of Income
     for the Thirteen Weeks Ended July 31, 2004
     and August 2, 2003 and the Twenty-six Weeks
     Ended July 31, 2004 and August 2, 2003                                4

    Condensed Consolidated Statements of Cash Flows
     for the Twenty-six Weeks Ended July 31, 2004
     and August 2, 2003                                                    5

    Notes to Condensed Consolidated Financial Statements                 6 - 7

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                    8 - 11

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                       11

  Item 4 - Controls and Procedures                                        11

Part II - Other Information                                              12 - 13
---------------------------
       Item 4 - Submission of Matters to a Vote of  Securities  Holders
       Item 6 - Exhibits and Reports on Form 8-K

Signatures                                                                14
----------
         Exhibit - 31.1
         Exhibit - 31.2
         Exhibit - 32

                                  FRED'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except for number of shares)

                                                                                July 31,                January 31,
                                                                                  2004                      2004
                                                                                  ----                      ----
ASSETS:                                                                       (unaudited)
-------
Current assets:
      Cash and cash equivalents                                                   $5,264                   $4,741
      Receivables, less allowance for doubtful
      accounts of $703 ($1,437 at January 31, 2004)                               20,362                   23,931
      Inventories                                                                270,767                  239,748
      Other current assets                                                         4,711                    4,094
                                                                              ------------             ------------
           Total current assets                                                  301,104                  272,514
      Property and equipment, at depreciated cost                                142,266                  135,433
      Equipment under capital leases, less accumulated
       amortization of $3,456 ($3,169 at January 31,2004)                          1,511                    1,798
      Other noncurrent assets                                                      4,410                    4,005
                                                                               ----------               ----------
           Total assets                                                         $449,291                 $413,750
                                                                                ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                           $63,089                  $74,799
      Current portion of indebtedness                                                 36                       18
      Current portion of capital lease obligations                                   675                      725
      Accrued expenses and other                                                  22,631                   19,113
      Current deferred income tax liability                                       12,219                   11,487
         Income taxes payable                                                      2,984                      930
                                                                                 -------                  --------
            Total current liabilities                                            101,634                  107,072
                                                                                 -------                  --------

Long term portion of indebtedness                                                 35,365                    5,603
Deferred income tax liability                                                      7,478                    6,335
Capital lease obligations                                                          1,340                    1,686
Other noncurrent liabilities                                                       2,607                    2,441
                                                                                  ------                   ------
           Total liabilities                                                     148,424                  123,137
                                                                                 -------                  -------

Shareholders' equity:
---------------------
Preferred stock, nonvoting, no par value,
  10,000,000 shares authorized, none outstanding                                     ---                      ---
Preferred stock, Series A junior participating
   nonvoting, no par value, 224,594 shares
      authorized, none outstanding                                                   ---                      ---
Common stock, Class A voting, no par value,
   60,000,000 shares authorized 39,283,486
   shares issued and outstanding
   (39,105,639 shares at January 31, 2004)                                       127,815                  126,430
Common stock, Class B nonvoting, no par value,
   11,500,000 shares authorized, none outstanding                                    ---                      ---
Retained earnings                                                                173,135                  164,183
Deferred compensation on restricted stock incentive plan                             (83)                     --
                                                                                 -------                 ---------
           Total shareholders' equity                                            300,867                  290,613
                                                                                 -------                 ---------
      Total liabilities and shareholders' equity                                $449,291                 $413,750
                                                                                ========                 ========

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                      Thirteen Weeks Ended        Twenty-Six Weeks Ended

                                      July 31,     August 2,       July 31,    August 2,
                                        2004         2003           2004          2003
                                     ----------    --------       ---------    --------

Net sales                            $340,850      $302,270        $682,336     $612,959
Cost of goods sold                    246,880       217,326         491,572      440,067
                                      -------       -------         -------      -------

  Gross profit                         93,970        84,944         190,764      172,892
Selling, general and
 administrative expenses               88,990        78,259         174,301      154,230
                                      -------       -------         -------      -------

  Operating income                      4,980         6,685          16,463       18,662
Interest expense,net                      220           100             282          197
                                        -----         -----          ------        -----

  Income before income taxes            4,760         6,585          16,181       18,465
Provision for income taxes              1,666         2,200           5,663        6,223
                                       ------        ------          ------       ------

Net income                           $  3,094      $  4,385        $ 10,518     $ 12,242
                                     ========      ========        ========     ========

Net income per share
 Basic                                 $  .08      $    .11        $    .27     $    .32
                                       ======      ========        ========     ========

 Diluted                               $  .08      $    .11        $    .27     $    .31
                                       ======      ========        ========     ========

Weighted average shares outstanding
 Basic                                 39,110        38,695          39,085       38,569

 Effect of dilutive stock options         410           815             498          759
                                       ------         -----            ----        -----

 Diluted                               39,520        39,510          39,583       39,328
                                       ======        ======          ======       ======

Dividends per common share             $  .02        $  .02          $  .02       $  .02
                                       ======        ======          ======       ======

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                  Twenty-six Weeks Ended
                                                                                  ----------------------
                                                                                July 31,           August 2,
                                                                                  2004               2003
                                                                                  ----               ----

Cash flows from operating activities:
    Net income                                                                   $10,518            $12,242
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                               13,075             12,124
      Lifo reserve provision                                                       1,174                670
      Deferred income tax provision                                                1,875              7,366
      Amortization of deferred compensation on
        restricted stock incentive plan                                               42                 28
    Tax benefit upon exercise of stock options                                       335              1,066
      (Increase)decrease in assets:
         Receivables                                                               3,569              2,433
         Inventories                                                             (32,193)           (25,934)
          Other assets                                                              (617)            (1,287)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                       (8,190)            (5,807)
      Income taxes payable                                                         2,054              2,962
      Other noncurrent liabilities                                                   166                200
                                                                                 --------            -------
      Net cash (used in) provided by operating activities                         (8,192)             6,063
                                                                                 --------            -------

Cash flows from investing activities:
    Capital expenditures                                                         (18,792)           (24,879)
    Asset acquisition, net of cash acquired
     (primarily intangibles)                                                      (1,236)              (468)
                                                                                 --------           --------
    Net cash used in investing activities                                        (20,028)           (25,347)
                                                                                 --------           --------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease obligations                         (406)              (551)
    Proceeds from revolving line of credit, net of payments                       29,790              8,397
    Proceeds from exercise of options                                                925              1,531
    Proceeds from sale of additional shares                                          ---              5,464
    Cash dividends paid                                                           (1,566)            (1,564)
                                                                                  -------            -------
Net cash provided by financing activities                                         28,743             13,277
                                                                                  -------            -------
    Increase (decrease) in cash and cash equivalents                                 523             (6,007)
    Beginning of period cash and cash equivalents                                  4,741              8,209
                                                                                  -------            -------
    End of period cash and cash equivalents                                       $5,264             $2,202
                                                                                  ======             =======

Supplemental disclosures of cash flow information:
    Interest paid                                                                   $234               $192
                                                                                    ====               ====
    Income taxes paid                                                             $1,400               $---
                                                                                  ======               ====

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Fred's, Inc. ("We", "Our" or "Us") operates 559 discount general merchandise stores, including 25 franchised Fred's stores, in fourteen states in the southeastern United States. Two hundred and fifty of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments
(consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 2004 incorporated into Our Annual Report on Form 10-K.

     The results of operations for the twenty-six week period ended July 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain prior quarter amounts have been reclassified to conform to the 2004 presentation.

--------------------------------------------------------------------------------
NOTE 2:  INVENTORIES
--------------------------------------------------------------------------------

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Management believes that our RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $33.4 million and $33.1 million at July 31, 2004 and January 31, 2004, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $9.0 million at July 31, 2004 and $7.8 million at January 31, 2004.

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


                                          Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                           July 31,  August 2,             July 31,   August 2,
                                            2004       2003                  2004       2003
                                            ----       ----                  ----       ----

                                              (Amounts in thousands, except per share data)
                                              ---------------------------------------------

Net income, as reported                     $3,094    $4,385               $10,518    $12,242
SFAS No. 123 pro forma
compensation expense,
net of income taxes                           (179)     (432)                 (343)      (513)
                                              -----     -----                 -----      -----
SFAS No. 123 pro forma
Net income                                 $ 2,915   $ 3,953              $ 10,175   $ 11,729
                                           =======   =======              ========   ========


Earnings per share, as reported:
   Basic                                    $ 0.08    $ 0.11                 $ .27      $ .32
                                            ======    ======                 =====      =====
   Diluted                                  $ 0.08    $ 0.11                 $ .27      $ .31
                                            ======    ======                 =====      =====

Pro forma earnings per share:
   Basic                                    $ 0.07    $ 0.10                 $ .26       $ .30
                                            ======    ======                 =====       =====
   Diluted                                  $ 0.07    $ 0.10                 $ .26       $ .30
                                            ======    ======                 =====       =====


--------------------------------------------------------------------------------
NOTE 4:  CHANGE IN ESTIMATE - INVENTORY SHRINKAGE
--------------------------------------------------------------------------------

During the first quarter we adopted a change in methodology for estimating shrinkage to attain a more accurate estimate of the shrink accrual. This change decreased net income during the quarter by approximately $0.2 million and increased net income year to date by approximately $0.7 million.

Item 2:

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

Our business is subject to seasonal influences, but has tended to experience less seasonal fluctuation than many other retailers due to the mix of everyday basic merchandise and pharmacy business. Our fiscal fourth quarter is typically the most profitable quarter because it includes the Christmas selling season. The overall strength of the fourth quarter is partially mitigated, however, by the inclusion of the month of January, which is generally the least profitable month of the year.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended July 31, 2004 and August 2, 2003
-----------------------------------------------------

Net sales increased to $340.9 million in 2004 from $302.3 million in 2003, an increase of $38.6 million or 12.8%. The increase was attributable to comparable store sales increases of 4.2% ($11.6 million) and sales by stores not yet included as comparable stores ($27.3 million). Sales to franchisees decreased $.3 million in 2004. The sales mix for the period was 50.8% Hardlines, 33.4% Pharmacy, 13.5% Softlines, and 2.3% Franchise. This compares with 50.2% Hardlines, 33.2% Pharmacy, 13.9% Softlines, and 2.7% Franchise for the same period last year. During the quarter, 28 new stores and 3 new pharmacies were opened and there were two store closings.


Gross profit decreased to 27.6% of sales in 2004 compared with 28.1% of sales in the prior-year period. Gross profit margin decreased as a result of sales mix toward more basic and consumable products, higher markdowns to reduce inventories, increased freight costs and an increase in the LIFO inventory calculation on pharmacy inventories.

Selling, general and administrative expenses increased to $89.0 million in 2004 from $78.3 million in 2003. As a percentage of sales, expenses increased to 26.1% of sales compared to 25.9% of sales last year. The increase in expenses is primarily due to increases in store and pharmacy expenses as a percent of sales offset by productivity gains in the distribution centers. The distribution productivity improved 66 basis points as a percent of store sales in the quarter despite increases in fuel cost on outbound shipments.

During the second quarter of 2004 interest expense, net increased by $0.1 million when compared to 2003, reflecting additional borrowings during the quarter for the store growth program and inventory purchases.

For the second quarter of 2004, the effective income tax rate was 35.0%, compared with 33.4% for last year. The income tax rate last year benefited from federal credits that became available in 2003 and from higher pretax operating margins resulting in a decrease in the valuation allowance taken against net operating loss carry forwards.

Twenty-six Weeks Ended July 31, 2004 and August 2, 2003
-------------------------------------------------------

Net sales increased to $682.3 million in 2004 from $613.0 million in 2003, an increase of $69.3 million or 11.3%. The increase was attributable to comparable store sales increases of 3.2% ($15.6 million) and sales by stores not yet included as comparable stores ($53.8 million). Sales to franchisees decreased $0.1 million in 2004. The sales mix for the period was 49.9% Hardlines, 33.5% Pharmacy, 14.1% Softlines, and 2.5% Franchise. This compares with 49.7% Hardlines, 33.2% Pharmacy, 14.4% Softlines, and 2.7% Franchise for the same period last year. For the year to date period we opened 49 new stores and 10 new pharmacies opened and we closed three stores and one pharmacy.

Gross profit decreased to 28.0% of sales in 2004 compared with 28.2% of sales in the prior-year period. Gross profit margins decreased as a result of sales mix toward more basic and consumable products, higher markdowns to reduce inventories, increased freight costs and an increase in the LIFO inventory calculation on pharmacy inventories. During the first quarter we adopted a change in methodology for estimating shrinkage to attain a more accurate estimate of the shrink accrual. This change increased net income year to date by approximately $0.7 million.

Selling, general and administrative expenses increased to $174.3 million in 2004 from $154.2 million in 2003. As a percentage of sales, expenses increased to 25.5% of sales compared to 25.2% of sales last year. The increase is primarily due to increases in store and pharmacy expenses as a percent of sales offset by productivity gains in the distribution centers.

For the first six months of 2004, we incurred interest expense, net of $0.3 million as compared to interest expense, net of $0.2 million last year. The difference is primarily resulting from increased borrowing related to inventory purchases and new store growth.

For the first six months of 2003, the effective income tax rate was 35.0%, compared with 33.7% for last year. The income tax rate last year benefited from federal credits that became available in 2003 and from higher pretax operating margins resulting in a decrease in the valuation allowance taken against net operating loss carry forwards. We anticipate the tax rate for the balance of the year to remain in the 35% range.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash flows used in operating activities totaled $8.2 million during the twenty-six week period ended July 31, 2004. Cash was primarily used to increase inventories by approximately $32.2 million in the first six months of 2004. This increase was primarily attributable to 49 new stores and 10 new pharmacies in the first six months of 2004.

Cash flows used in investing activities totaled $20.0 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($14.9 million) and for technology and other corporate expenditures ($5.1 million). During the first six months, we opened 49 stores, closed 3 stores, opened 10 pharmacies, closed 1 pharmacy and remodeled 26 stores. We expect to open 20 to 25 stores in the third quarter and approximately 80 to 90 stores for the year. In 2004, the Company is planning capital expenditures totaling approximately $41.6 million. Expenditures are planned totaling approximately $31.1 million for upgrades, remodels, or new stores and pharmacies; $6.9 million for technology upgrades, distribution center equipment and capital maintenance; and $3.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $28 million. Capital expenditures in 2003 totaled $48.0 million and depreciation expense was $25.7 million.

Cash flows provided by financing activities totaled $28.7 million and included $29.8 million of borrowings under the Company's revolver for inventory needs.

On July 31, 2003, we entered into the third loan modification agreement (the "Agreement") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity (which was $252,936,000 at July 31, 2004) and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $35.3 million in borrowings outstanding at July 31, 2004 and $5.5 million in borrowings outstanding at January 31, 2004.

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

Item 3.
--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have no holdings of derivative financial or commodity instruments as of July 31, 2004. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.
--------------------------------------------------------------------------------
CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company. Although during this fiscal year the Company has instituted various changes to enhance its internal controls over financial reporting, there have been no changes during the quarter ended July 31, 2004 in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

              Not Applicable.

Item 2.   Changes in Securities

             Not Applicable.

Item 3.   Defaults Upon Senior Securities

             Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

               The Annual Meeting of the Shareholders of Fred's, Inc. was held on June 16, 2004. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, and Thomas H. Tashjian were elected to continue as directors of the Company. The shareholders also ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending January 29, 2005 (see item 6) and the shareholders also approved the 2004 Employee Stock Purchase Plan.

          The results of the voting were as follows:

                                                  Abstain/
                                         For      Against       Withheld   Broker Non-Vote
                                         ---      -------       --------   ---------------
          Election of Directors:
            Michael J. Hayes          32,260,715               3,698,808     3,208,104
            John R. Eisenman          28,913,284               7,046,239     3,208,104
            Roger T. Knox             28,912,553               7,046,970     3,208,104
            John D. Reier             29,515,140               6,444,383     3,208,104
            Thomas H. Tashjian        31,382,806               4,576,717     3,208,104

          Appointment of
            Ernst & Young LLP         29,737,480  6,222,041    3,208,106
          Approval of 2004 Employee
            Stock Purchase Plan       21,547,226  8,251,710    9,368,691

Item 6.   Exhibits and Reports on Form 8-K

             Exhibits:
                31.1   Certification of Chief Executive Officer.
                31.2   Certification of Chief Financial Officer.
                32.0   Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 18 U.S.C. Section 1350.

             Reports on Form 8-K:

                1)  Form 8-K dated May 20,  2004 with  press release dated
                    May 20, 2004, reporting its quarterly earnings result for its first quarter ended May 1, 2004.

                2) Form 8-K dated June 8, 2004 reporting Item 5 - Other Events dated June 8, 2004, reporting form of revised section 4 of the Fred's Inc. 2004 Employee Stock Purchase plan.

                3) Form 8-K dated July 9, 2004 reporting item 4 - Changes in Registrant's Certifying Accountant dated July 1, 2004, reporting a change in certifying accountant.

                4) Form 8-K/A dated July 30, 2004 reporting item 4 - Changes in Registrant's Certifying Accountant dated July 1, 2004, reporting a change in certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRED'S, INC.

                                            /s/Michael J. Hayes
                                            ------------------------------------
                                            Michael J. Hayes
Date:  September 8, 2004                    Chief Executive Officer
------------------------




                                            /s/Jerry A. Shore
                                            ------------------------------------
                                            Jerry A. Shore
Date:  September 8, 2004                    Chief Financial Officer
------------------------

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


Date: September 8, 2004                            /s/ Michael J. Hayes
                                                   -----------------------------
                                                   Michael J. Hayes
                                                   Chief Executive Officer

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



Date: September 8, 2004                          /s/ Jerry A. Shore
                                                 -------------------------------
                                                 Jerry A. Shore
                                                 Executive Vice President and
                                                 Chief Financial Officer

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


Date: September 8, 2004                      /s/ Michael J. Hayes
                                             -----------------------------------
                                             Michael J. Hayes
                                             Chief Executive Officer


                                             /s/ Jerry A. Shore
                                             -----------------------------------
                                             Jerry A Shore
                                             Executive Vice President and
                                             Chief Financial Officer