Form 10-Q
period 2004-10-30
FREDS INC
filed 2004-12-07
CIK 724571

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


EX 10.16

EX 10.17

EX-31.1

EX-31.2

EX-32

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 30, 2004.

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

The registrant had 39,384,148 shares of Class A voting, no par value common stock outstanding as of December 3, 2004.

                                  FRED'S, INC.

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1 - Financial Statements (unaudited):

    Condensed Consolidated Balance Sheets as of
     October 30, 2004 and January 31, 2004                                     3

    Condensed Consolidated Statements of Income
     for the Thirteen Weeks Ended October 30, 2004
     and November 1, 2003 and the Thirty-nine Weeks
     Ended October 30, 2004 and November 1, 2003                               4

    Condensed Consolidated Statements of Cash Flows
     for the Thirty-nine Weeks Ended October 30, 2004
     and November 1, 2003                                                      5

    Notes to Condensed Consolidated Financial Statements                   6 - 7

  Item 2 - Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                                        8 - 12

  Item 3 - Quantitative and Qualitative Disclosure
             about Market Risk                                                12

  Item 4 - Controls and Procedures                                       12 - 13

Part II - Other Information                                                   14
---------------------------
       Item 6 - Exhibits and Reports on Form 8-K

Signatures                                                                    15
----------
         Exhibit - 31.1
         Exhibit - 31.2
         Exhibit - 32

                                  FRED'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except for number of shares)

                                                                               October 30,              January 31,
                                                                                    2004                    2004
                                                                                    ----                    ----
ASSETS:                                                                        (unaudited)
-------
Current assets:
      Cash and cash equivalents                                                   $5,303                    $4,741
      Receivables, less allowance for doubtful
      accounts of $659 ($1,437 at January 31, 2004)                               24,363                    23,931
      Inventories                                                                318,271                   239,748
      Other current assets                                                         6,266                     4,094
                                                                                --------                   --------
           Total current assets                                                  354,203                   272,514
      Property and equipment, less accumulated depreciation
       of $154,868 ($138,685 at January 31, 2004)                                142,359                   135,433
      Equipment under capital leases, less accumulated
       amortization of $3,622 ($3,169 at January 31,2004)                          1,346                     1,798
      Other noncurrent assets                                                      4,141                     4,005
                                                                                --------                   --------
           Total assets                                                         $502,049                  $413,750
                                                                                ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $91,088                   $74,799
      Accrued expenses and other                                                  20,814                    19,113
      Income taxes payable                                                         4,481                       930
      Current portion of indebtedness                                             11,800                        18
      Current portion of capital lease obligations                                   660                       725
      Current deferred income tax liability                                       13,506                    11,487
                                                                                --------                   --------
Total current liabilities                                                        142,349                   107,072
                                                                                 -------                   -------

Long-term portion of indebtedness, less current portion                           40,072                     5,603
Deferred income tax liability                                                      8,103                     6,335
Capital lease obligations, less current portion                                    1,178                     1,686
Other noncurrent liabilities                                                       2,406                     2,441
                                                                                --------                    ------
           Total liabilities                                                     194,108                   123,137
                                                                                --------                   -------

Shareholders' equity:
------------- -------
Preferred stock, nonvoting, no par value,
  10,000,000 shares authorized, none outstanding                                     ---                       ---
Preferred stock, Series A junior participating
   nonvoting, no par value, 224,594 shares
   authorized, none outstanding                                                      ---                       ---
Common stock, Class A voting, no par value,
   60,000,000 shares authorized, 39,329,065
   shares issued and outstanding
   (39,105,639 shares at January 31, 2004)                                       128,328                   126,430
Common stock, Class B nonvoting, no par value,
   11,500,000 shares authorized, none outstanding                                    ---                       ---
Retained earnings                                                                179,870                   164,183
Deferred compensation on restricted stock incentive plan                            (257)                      ---
                                                                                --------                   --------
           Total shareholders' equity                                            307,941                   290,613
                                                                                --------                   --------
      Total liabilities and shareholders' equity                                $502,049                  $413,750
                                                                                ========                  ========


     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                      Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                      --------------------         -----------------------

                                    October 30,     November 1,    October 30,   November 1,
                                          2004            2003           2004         2003
                                    -----------     -----------    -----------   -----------

Net sales                             $349,139        $311,668     $1,031,475     $924,627
Cost of goods sold                     247,890         220,477        739,462      660,544
                                       -------         -------      ---------      --------

  Gross profit                         101,249          91,191        292,013      264,083
Selling, general and
 administrative expenses                89,986          77,303        264,287      231,533
                                       -------         -------       --------      --------

  Operating income                      11,263          13,888         27,726       32,550
Interest expense,net                       260              93            542          290
                                        ------         -------        -------      --------

  Income before income taxes            11,003          13,795         27,184       32,260
Provision for income taxes               3,482           4,767          9,145       10,990
                                        ------         -------         ------      --------

Net income                            $  7,521        $  9,028       $ 18,039     $ 21,270
                                      ========        ========       ========     ========

Net income per share
 Basic                                  $  .19        $    .23       $    .46     $    .55
                                        ======        ========       ========     ========

 Diluted                                $  .19        $    .23       $    .46     $    .54
                                        ======        ========       ========     ========

Weighted average shares outstanding
 Basic                                  39,220          38,901         39,130       38,680

 Effect of dilutive stock options          297             937            455          914
                                        ------           -----           ----        -----

 Diluted                                39,517          39,838         39,585       39,594
                                        ======          ======         ======       ======

Dividends per common share              $  .02          $  .02         $  .06       $  .06
                                        ======          ======         ======       ======

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                Thirty-nine Weeks Ended
                                                                                -----------------------
                                                                              October 30,      November 1,
                                                                                  2004            2003
                                                                                  ----            ----

Cash flows from operating activities:
    Net income                                                                   $18,039        $21,270
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                               20,789         18,994
      Provision for uncollectible receivables                                        ---              1
Lifo reserve provision                                                             1,314          1,132
      Deferred income tax provision                                                3,787          3,226
      Amortization of deferred compensation on
        restricted stock incentive plan                                               59             35
    Tax benefit upon exercise of stock options                                       407          1,360
   (Increase)decrease in assets:
         Receivables                                                                (432)         1,571
         Inventories                                                             (79,837)       (68,215)
         Other assets                                                             (2,172)         2,824
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                       17,990         23,533
      Income taxes payable                                                         3,551            ---
      Other noncurrent liabilities                                                   (35)           300
                                                                                --------          -----
      Net cash (used in) provided by operating activities                        (16,540)         6,031
                                                                                --------          -----

Cash flows from investing activities:
    Capital expenditures                                                         (25,980)       (34,798)
    Asset acquisition (primarily intangibles)                                     (1,419)          (776)
                                                                                --------         ------
    Net cash used in investing activities                                        (27,399)       (35,574)
                                                                                --------        -------

Cash flows from financing activities:
    Reduction of indebtedness and capital lease obligations                         (586)          (710)
    Proceeds from revolving line of credit, net of payments                       46,264         19,284
    Proceeds from exercise of stock options                                        1,175          1,919
   Proceeds from sale of additional shares                                           ---          8,110
Repurchase of shares                                                                 ---         (2,646)
   Cash dividends paid                                                            (2,352)        (2,344)
                                                                                --------        --------
Net cash provided by financing activities                                         44,501         23,613
                                                                                --------        --------
    Increase (decrease) in cash and cash equivalents                                 562         (5,930)
    Beginning of period cash and cash equivalents                                  4,741          8,209
                                                                                --------        --------
    End of period cash and cash equivalents                                       $5,303         $2,279
                                                                                ========        ========

Supplemental disclosures of cash flow information:
    Interest paid                                                                   $452           $285
                                                                                    ====           ====
    Income taxes paid                                                             $1,400           $---
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

                                  FRED'S, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Fred's, Inc. ("We", "Our" or "Us") operates 574 discount general merchandise stores, including 25 franchised Fred's stores, in fourteen states in the southeastern United States. Two hundred and fifty-three of the stores have full service pharmacies.

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

     The results of operations for the thirty-nine week period ended October 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     For pharmacy inventories, which are $35.2 million and $33.1 million at October 30, 2004 and January 31, 2004, respectively, cost was determined using the LIFO (last-in, first-out) method. The current cost of inventories exceeded the LIFO cost by $9.1 million at October 30, 2004 and $7.8 million at January 31, 2004. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

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


                               Thirteen Weeks Ended   Thirty-nine Weeks Ended
                            October 30,  November 1,  October 30,   November 1,
                            -----------  -----------  -----------   -----------
                                2004        2003         2004          2003
                                ----        ----         ----          ----

                               (Amounts in thousands, except per share data)
                               ---------------------------------------------

Net income, as reported        $7,521      $9,028       $18,039      $21,270
SFAS No. 123 pro forma
compensation expense,
net of income taxes              (258)       (257)         (601)        (770)
                               -------     -------      --------     --------

SFAS No. 123 pro forma
Net income                    $ 7,263     $ 8,771      $ 17,438     $ 20,500
                              ========    ========     =========    =========



Earnings per share, as reported:
   Basic                       $ 0.19      $ 0.23         $ .46        $ .55
                               ======      ======         =====        =====
   Diluted                     $ 0.19      $ 0.23         $ .46        $ .54
                               ======      ======         =====        =====

Pro forma earnings per share:
   Basic                       $ 0.19      $ 0.23         $ .45        $ .55
                               ======      ======         =====        =====
   Diluted                     $ 0.18      $ 0.22         $ .44        $ .54
                               ======      ======         =====        =====



--------------------------------------------------------------------------------
NOTE 4:  CHANGE IN ESTIMATE - INVENTORY SHRINKAGE
--------------------------------------------------------------------------------

During the first quarter of fiscal 2004, we adopted a change in methodology for estimating shrinkage to attain a more accurate estimate of the shrink accrual. This change decreased net income during the quarter by approximately $0.2 million and increased net income year to date by approximately $0.5 million.

Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

Executive Overview
------------------

In 2004, the company has continued the strategic direction that it implemented in 2001 to grow its store base by approximately 15% per year and achieve same store sales growth producing strong earnings per share growth. Fred's operates 574 discount general merchandise stores in fourteen states primarily in the southeastern United States. In the first three quarters of 2004, the company has opened 66 new stores. The majority of our new store openings were in Alabama, Georgia, Florida, and South Carolina. We have not entered into any new states in 2004. Additionally, we have opened 13 new pharmacies during the year.

We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. Our average customer transaction was approximately $17.64. In comparison, the discount dollar stores average $8 - $9 and chain drugs and mass merchants average in the range of $40 - $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.

Although our comparable sales performance this year remains positive, it has nonetheless fallen short of plan. With the significant added expense of gasoline this year, our customers are more cautious in their spending and more focused on lower-margin merchandise, and this impact is reflected in both our sales and gross profit lines. This, along with the unusual expenses incurred as a result of the hurricanes and associated clean-up, as well as a surge in our fuel, transportation and utility expenses, led to the reduced financial results.

During the year, the Company has implemented program improvements in employee training, store POS systems upgrades, allocation system upgrades, and SKU level inventory management.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended October 30, 2004 and November 1, 2003
----------------------------------------------------------

Net sales increased to $349.1 million in 2004 from $311.7 million in 2003, an increase of $37.4 million or 12.0%. The increase was attributable to comparable store sales increases of 3.6% ($11.2 million) and sales by stores not yet included as comparable stores ($27.2 million). Sales to franchisees decreased $1.0 million in 2004. The sales mix for the period was 51.8% Hardlines, 34.0% Pharmacy, 11.8% Softlines, and 2.4% Franchise. This compares with 49.6% Hardlines, 34.1% Pharmacy, 13.4% Softlines, and 2.9% Franchise for the same period last year. During the quarter, 17 new stores and 3 new pharmacies were opened and there were 2 store closings.

Gross profit decreased to 29.0% of sales in 2004 compared with 29.3% of sales in the prior-year period. Gross profit margin decreased by 30 basis points in the quarter primarily from the continued shift of product mix toward more basic and consumable product. Additionally, last year's gross margin included vendor allowances ($0.6 million) related to the Georgia Distribution Center startup. The LIFO inventory effect on pharmacy inventories and gross margin returned to a more normal level in the third quarter after a sharp increase experienced in the last quarter. These increases were partial offset by favorable shrinkage (20 basis points) and double coupon expense (10 basis points) when compared to the same period last year.

Selling, general and administrative expenses increased to $90.0 million in 2004 from $77.3 million in 2003. As a percentage of sales, expenses increased to 25.8% of sales compared to 24.8% of sales last year. The increase in expenses is primarily due to increases in store occupancy cost ($8.0 million) as a percent of sales and cost related to fuel increases on utilities ($0.8 million) and shipping expenses ($1.0 million). Also, in the quarter, the pharmacy division incurred an unusual expense of approximately $.5 million related to Medicare reimbursements.

During the third quarter of 2004, interest expense, net increased by $0.2 million when compared to the 2003 quarter, reflecting additional borrowings during the quarter for the store growth program and inventory purchases.

For the third quarter of 2004, the effective income tax rate was 31.6%, compared with 34.6% for last year. The lower income tax rate is a result of reduced state taxes this year as compared to last year.

Thirty-nine Weeks Ended October 30, 2004 and November 1, 2003
-------------------------------------------------------------

Net sales increased to $1,031.5 million in 2004 from $924.6 million in 2003,an increase of $106.9 million or 11.6%. The increase was attributable to comparable store sales increases of 3.3% ($29.6 million) and sales by stores not yet included as comparable stores ($78.2 million). Sales to franchisees decreased $0.9 million in 2004. The sales mix for the period was 50.6% Hardlines, 33.7% Pharmacy, 13.3% Softlines, and 2.4% Franchise. This compares with 49.6% Hardlines, 33.5% Pharmacy, 14.1% Softlines, and 2.8% Franchise for the same period last year. For the 2004 year to date we opened 66 new stores and 13 new pharmacies and we closed 5 stores and 1 pharmacy.

Gross profit decreased to 28.3% of sales in 2004 compared with 28.6% of sales in the prior-year period. Gross profit margins decreased as a result of sales mix toward more basic and consumable products, increased freight costs ($0.2 million) and an increase in the LIFO inventory reserve ($0.9 million) on pharmacy inventories. During the first quarter of 2004 we adopted a change in methodology for estimating shrinkage to attain a more accurate estimate of the shrink accrual. This change increased net income year to date by approximately $0.5 million.

Selling, general and administrative expenses increased to $264.3 million in 2004 from $231.5 million in 2003. As a percentage of sales, expenses increased to 25.6% of sales compared to 25.1% of sales last year. The increase is primarily due to increases in store and pharmacy expenses as a percent of sales and higher fuel cost. These cost have been partially offset by productivity gains in the distribution centers.

For the first nine months of 2004, we incurred interest expense, net of $0.5 million as compared to interest expense, net of $0.3 million last year. The difference is primarily resulting from increased borrowing related to inventory purchases and new store growth.

For the first nine months of 2004, the effective income tax rate was 33.6%, compared with 34.1% for last year. The lower income tax rate is a result of reduced state taxes this year as compared to last year. We anticipate the tax rate for the balance of the year to remain in the 34% range.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Due to the seasonality of our business inventories are generally lower at year-end. However, due to the continued increase in the number of stores and pharmacies, inventories are generally higher at each quarter-end than at each quarter-end of the previous year.

Cash flows used in operating activities totaled $16.5 million during the thirty-nine week period ended October 30, 2004. Cash was primarily used to increase inventories by approximately $79.8 million in the first nine months of 2004. This increase was primarily attributable to 66 new stores and 13 new pharmacies in the first nine months of 2004 as well as earlier receiving of seasonal merchandise.

Cash flows used in investing activities totaled $27.4 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($21.4 million) and for technology and other corporate expenditures ($6.0 million). During the first nine months, we opened 66 stores, closed 5 stores, opened 13 pharmacies, closed 1 pharmacy and remodeled 29 stores. We expect to open approximately 80 to 85 stores for the year. For all of fiscal 2004, the Company is planning capital expenditures totaling approximately $35.0 million comprising approximately $26.1 million for upgrades, remodels, or new stores and pharmacies; $6.9 million for technology upgrades, distribution center equipment and capital maintenance; and $2.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $28 million. Capital expenditures in 2003 totaled $48.0 million and depreciation expense was $25.7 million.

Cash flows provided by financing activities totaled $44.5 million and included $46.3 million of borrowings under the Company's revolver for inventory needs.

On July 31, 2003, we entered into the third loan modification agreement (the "Agreement") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides us with an unsecured revolving line of credit commitment of up to $40 million and bears interest at a 1.5% below prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, we are required to maintain specified shareholders' equity (which was $256,697,000 at October 30, 2004) and net income levels. We are required to pay a commitment fee to the bank at a rate per annum equal to .15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $40.0 million in borrowings outstanding at October 30, 2004 and $5.5 million in borrowings outstanding at January 31, 2004.

On June 28, 2004, the Company and a bank entered into the fourth loan modification agreement(the "2004 Temporary Overline #1") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended to grant a temporary extension of the commitment. The 2004 Temporary Overline #1 provides the Company with a one hundred and eighty day unsecured loan of $10.0 million. The 2004

Temporary Overline #1 bears interest at 1.5% below prime rate. The bank agreed to forego the commitment fee on the unutilized portion of the Temporary Overline #1. Borrowings outstanding under this 2004 Temporary Overline totaled $10.0 million at October 30, 2004 and will mature on December 28, 2004.

On October 19, 2004, the Company and a bank entered into the fifth loan modification agreement(the "2004 Temporary Overline #2") to modify the April 3, 2000 Revolving Loan and Credit Agreement, as amended to grant a temporary extension of the commitment. The 2004 Temporary Overline #2 provides the Company with a fifty-seven day unsecured loan of $10.0 million. The 2004 Temporary Overline #2 bears interest at 1.5% below prime rate. The bank agreed to forego the commitment fee on the unutilized portion of the Temporary Overline #2. Borrowings outstanding under this 2004 Temporary Overline #2 totaled $1.8 million at October 30, 2004 and will mature on December 15, 2004.

We believe that cash flows during the 4th quarter should be sufficient to retire both overlines.

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

--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In early 2004, the Financial Accounting Standards Board ("FASB") adopted FASB Staff Position No. FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement does not have a material impact on the Company's financial statements as a whole.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We have not yet evaluated the impact of this new standard on our prospective financial statements.

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

Item 3.

--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have no holdings of derivative financial or commodity instruments as of October 30, 2004. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.

--------------------------------------------------------------------------------
CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company. Although during this fiscal year the Company has instituted various changes to enhance its internal controls over financial reporting, there have been no changes during the quarter ended October 30, 2004 in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As  required  by  Section  404  of  the  Sarbanes-Oxley  Act,  the  Company  has
substantially completed documenting its internal control structure. The evaluation of the documentation and ongoing testing has revealed certain weaknesses in internal controls that require remediation. The Company has remediated, or is in the process of remediating these weaknesses. None of these weaknesses have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. We will continue to evaluate our internal control structure through the end of the testing process, and will take remedial action where possible. In areas where weaknesses were discovered and remediation was necessary, further testing will be conducted to ensure that the remediation was effective. The Company will continue in the fourth quarter to implement enhancements to its internal control structure in preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

             Not Applicable.

Item 2.   Changes in Securities

             Not Applicable.

Item 3.   Defaults Upon Senior Securities

             Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

             Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

             Exhibits:

                10.16 Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary overline.
                10.17 Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary overline.
                31.1      Certification of Chief Executive Officer.
                31.2      Certification of Chief Financial Officer.
                32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

             Reports on Form 8-K:

                          1) Form 8-K dated August 26, 2004 with press release dated August 26, 2004, reporting its quarterly earnings result for its second quarter ended July 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FRED'S, INC.

                                                   /s/Michael J. Hayes
                                                   ---------------------------
                                                   Michael J. Hayes
Date:  December 7, 2004                            Chief Executive Officer
-----------------------




                                                   /s/Jerry A. Shore
                                                   ---------------------------
                                                   Jerry A. Shore
Date:  December 7, 2004                            Chief Financial Officer
-----------------------

                                                                   Exhibit 10.16


                          FOURTH MODIFICATION AGREEMENT
                   OF THE REVOLVING LOAN AND CREDIT AGREEMENT



     THIS FOURTH MODIFICATION AGREEMENT OF THE REVOLVING LOAN AND CREDIT AGREEMENT (hereafter the "Fourth Modification") made and entered into this 28th day of June, 2004, to be effective as of the 28th day of June, 2004, by and between UNION PLANTERS BANK NATIONAL ASSOCIATION, a national banking association with its principal office at 6200 Poplar Avenue, Memphis, Tennessee ("Lender"), SUNTRUST BANK, a Georgia banking corporation with its principal office at 6410 Poplar Avenue, Suite 320, Memphis, Tennessee (the "Documentation Agent"), and FRED'S, INC., a Tennessee corporation having its principal offices at 4300 New Getwell Road, Memphis, Tennessee (the "Borrower").

     WHEREAS, Borrower is justly indebted to Lender for Advances made to Borrower evidenced by that certain Promissory Note dated April 3, 2000 (the "Note"), in the original principal amount of Forty Million Dollars ($40,000,000) and that certain Credit Agreement dated March 28, 2000, effective April 3, 2000 (herein the "Credit Agreement"), providing for advances up to a maximum of Forty Million Dollars ($40,000,000);

     WHEREAS, Borrower and Lender entered into a Modification Agreement (the "First Modification") dated May 26, 2000, providing, among other things, that the Note, originally payable on demand, would mature and be due and payable on April 3, 2003;

     WHEREAS, Borrower and Lender entered into a second Modification Agreement (the "Second Modification") dated April 30, 2002, providing, among other things, that the Note would be due and payable on March 31, 2004;

     WHEREAS, Borrower and Lender entered into a third Modification Agreement (the "Third Modification") dated July 31, 2003, providing, among other things, that the Note would be due and payable on July 31, 2006; and

     WHEREAS, Borrower and Lender desire to amend the Credit Facility, to grant a temporary extension of the Commitment in the amount of Ten Millions and 00/100 Dollars ($10,000,000.00) (the "Temporary Overline"), causing the Commitment to temporarily increase from Forty Million and 00/100 Dollars ($40,000,000.00) to Fifty Million and 00/100 Dollars ($50,000,000.00).

     NOW  THEREFORE,  in  consideration  of the  premises  and of other good and
valuable   consideration,   the   adequacy  and  receipt  of  which  are  hereby
acknowledged, the parties hereto agree as follows:

         1. Temporary Increase of Commitment: Borrower, Lender and Documentation Agent each agree that the Commitment shall be temporarily increased by the amount of the Temporary Overline, effective June 28, 2004, and that the Temporary Overline shall be immediately due and payable as of December 28, 2004 ( such period of time to be referred to as the "Temporary Term"). The parties agree that the Temporary Overline shall be governed by all terms, conditions and covenants currently in place for the Note and Credit Facility, other than with respect to the maturity date as set forth in this paragraph 1 of the Fourth Modification.

         2. Notation: Lender and Documentation Agent covenant and agree to make a notation upon their respective records showing that the Note and Agreement has been modified as set forth herein.

         3. Origination Fee. In consideration of the grant of the Temporary Overline by Lender, Borrower shall pay an origination fee ("Origination Fee") in an amount equal to ten basis points (10 bp) of the Temporary Overline, equaling the sum of Ten Thousand and 00/1000 Dollars ($10,000.00).

         4. Suspension of "Unused" Fee. For only such time as the Temporary Term is in effect, the "unused" fee shall be suspended with respect to the Temporary Overline. The preceding sentence shall not apply to the original Commitment amount.

         5. Continuation of Terms. All of the terms, covenants and conditions of the Note, as modified by the First Modification, the Second Modification and Third Modification and the Credit Agreement or any other document executed in connection therewith, are, to the extent not inconsistent with the terms herein, hereby incorporated herein by reference. It is expressly understood and agreed that the terms, covenants and conditions of all instruments evidencing or securing the indebtedness evidenced by the Note shall remain in full force and effect, and shall in no manner be affected by the execution of this Fourth Modification except as the same are expressly modified herein. It is further expressly understood and agreed that the Participation Period of Documentation Agent, as set forth in that certain Participation Agreement, by and between the parties, dated as of March 28, 2000, shall be extended and remain in full force and effect, and shall terminate on July 31, 2006. Furthermore, Borrower presently covenants, represents and warrants that it is full and current compliance with all covenants, representations and warranties contained in the Credit Agreement.

         6. Incorporation by Reference. The parties hereby incorporate by reference the Credit Agreement, First Modification, Second Modification, Third Modification and Participation Agreement, all attached hereto as Exhibits "A", "B", "C" and "D", respectively, as though each agreement was set forth in its entirety.

         7. No Discharge. The execution and delivery of this Fourth Modification does not discharge the obligors, sureties, endorsers or guarantors of the Note, and all rights of the Lender against any and all of same are expressly reserved.

         8. Successors in Interest. This Fourth Modification shall be binding upon and inure to the benefit of the parties hereto, their respective successors and assigns, transferrees and grantees.

         9. Governing Law: This Fourth Modification shall be construed in accordance with the laws of the State of Tennessee and the parties hereto subject themselves to the jurisdiction of Tennessee and venue of the Courts of Shelby County, Tennessee for the resolution of any dispute hereunder.

         10. Undefined Terms: All capitalized terms not defined herein shall have the same definitions as set forth in the Credit Agreement.



                  [Remainder of page left intentionally blank.]

IN WITNESS WHEREOF, the parties have executed this Fourth Modification Agreement of the Revolving Loan and Credit Agreement as of the day and year first above written.

                                    BORROWER:

                                    FRED'S INC., a Tennessee corporation



                                    By:      /s/ Jerry A. Shore
                                           -------------------------------
                                    Name:  Jerry A. Shore
                                    Title: Executive Vice President and Chief
                                           Financial Officer




                                    LENDER:

                                    UNION PLANTERS BANK NATIONAL ASSOCIATION



                                    By:    /s/ James Gummel
                                        ------------------------------------
                                               James Gummel
                                               Senior Vice President


                                    DOCUMENTATION AGENT:

                                    SUNTRUST BANK, a Georgia banking corporation



                                    By:     /s/ Bryan W. Ford
                                         ------------------------------------
                                    Name:         Bryan W. Ford
                                          -----------------------------------
                                    Title:        Director
                                          -----------------------------------

STATE OF TENNESSEE

COUNTY OF SHELBY

     Before me personally appeared, James Gummel, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be a Sr. Vice President of UNION PLANTERS BANK NATIONAL ASSOCIATION, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the bank by himself as such officer.

     WITNESS MY HAND AND OFFICIAL SEAL, at office this 2nd day of July, 2004.


                                         /s/ Patricia A. Robinson
                                       --------------------------------------
                                                   Notary Public
My Commission Expires:

August 28, 2007
---------------------

STATE OF TENNESSEE

COUNTY OF SHELBY


     Before me personally appeared, Jerry A. Shore, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be the Chief Financial Officer of FRED'S, INC., a Tennessee corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the company by himself as such officer.

     WITNESS MY HAND AND  OFFICIAL  SEAL,  at office this 29th day of June,
2004.


                                       /s/ Merle S. McGruder
                                    ---------------------------------------
                                                 Notary Public
My Commission Expires:

January 29, 2008
-----------------------

STATE OF TENNESSEE

COUNTY OF SHELBY

     Before me personally appeared, Bryan W. Ford, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be a Director of SUNTRUST BANK, a Georgia banking corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the bank by himself as such officer.

     WITNESS MY HAND AND OFFICIAL  SEAL, at office this 2 day of July, 2004.


                                    /s/ Shermin Cherry
                                 --------------------------------------
                                             Notary Public

My Commission Expires:

October 26, 2004
-----------------------

                                   EXHIBIT "A"

                                Credit Agreement
                                ----------------

                                   EXHIBIT "B"

                          First Modification Agreement
                          ----------------------------

                                   EXHIBIT "C"

                          Second Modification Agreement
                          -----------------------------

                                   EXHIBIT "D"

                          Third Modification Agreement
                          ----------------------------

                                   EXHIBIT "E"

                             Participation Agreement
                             -----------------------

                                                                   Exhibit 10.17

                          FIFTH MODIFICATION AGREEMENT
                   OF THE REVOLVING LOAN AND CREDIT AGREEMENT



     THIS FIFTH MODIFICATION AGREEMENT OF THE REVOLVING LOAN AND CREDIT AGREEMENT (hereafter the "Fifth Modification") made and entered into this 19th day of October, 2004, to be effective as of the 20th day of October, 2004, by and between UNION PLANTERS BANK NATIONAL ASSOCIATION, a national banking association with its principal office at 6200 Poplar Avenue, Memphis, Tennessee ("Lender"), SUNTRUST BANK, a Georgia banking corporation with its principal office at 6410 Poplar Avenue, Suite 320, Memphis, Tennessee (the "Documentation Agent"), and FRED'S, INC., a Tennessee corporation having its principal offices at 4300 New Getwell Road, Memphis, Tennessee (the "Borrower").

     WHEREAS, Borrower is justly indebted to Lender for Advances made to Borrower evidenced by that certain Promissory Note dated April 3, 2000 (the "Note"), in the original principal amount of Forty Million Dollars ($40,000,000) and that certain Credit Agreement dated March 28, 2000, effective April 3, 2000 (herein the "Credit Agreement"), providing for advances up to a maximum of Forty Million Dollars ($40,000,000);

     WHEREAS, Borrower and Lender entered into a Modification Agreement (the "First Modification") dated May 26, 2000, providing, among other things, that the Note, originally payable on demand, would mature and be due and payable on April 3, 2003;

     WHEREAS, Borrower and Lender entered into a second Modification Agreement (the "Second Modification") dated April 30, 2002, providing, among other things, that the Note would be due and payable on March 31, 2004;

     WHEREAS, Borrower and Lender entered into a third Modification Agreement (the "Third Modification") dated July 31, 2003, providing, among other things, that the Note would be due and payable on July 31, 2006;

     WHEREAS, Borrower and Lender entered into a fourth Modification Agreement (the "Fourth Modification") dated June 28, 2004, providing, among other things, that the Note would be increased to Fifty Million and 00/100 Dollars ($50,000,000.00) until December 15, 2004, at which time it will revert to $40,000,000.00 until July 31 2006; and

     WHEREAS, Borrower and Lender desire to amend the Credit Facility, and to grant an additional temporary increase in the Commitment, in the amount of Ten Million and 00/100 Dollars ($10,000,000.00) (in addition to and having the same maturity as the increase created by the Fourth Modification) (the "Temporary Overline"), causing the Commitment to temporarily increase from Forty Million and 00/100 Dollars ($40,000,000.00) to Sixty Million and 00/100 Dollars ($60,000,000.00).

     NOW  THEREFORE,  in  consideration  of the  premises  and of other good and
valuable   consideration,   the   adequacy  and  receipt  of  which  are  hereby
acknowledged, the parties hereto agree as follows:

     1. Temporary Increase of Commitment: Borrower, Lender and Documentation Agent each agree that the Commitment shall be temporarily increased by the amount of the Temporary Overline, effective October 20, 2004, and that the Temporary Overline shall be immediately due and payable as of December 15, 2004 (such period of time to be referred to as the "Temporary Term"). The parties agree that the Temporary Overline shall be governed by all terms, conditions and covenants currently in place for the Note and Credit Facility, other than with respect to the maturity date as set forth in this paragraph 1 of the Fourth Modification.

     2. Notation: Lender and Documentation Agent covenant and agree to make a notation upon their respective records showing that the Note and Agreement has been modified as set forth herein.

     3. Origination Fee. In consideration of the grant of the Temporary Overline by Lender, Borrower shall pay an origination fee ("Origination Fee") in an amount equal to twenty basis points (20 bps) of the Temporary Overline, equaling the sum of Twenty Thousand and 00/1000 Dollars ($20,000.00).

     4. Suspension of "Unused" Fee. For only such time as the Temporary Term is in effect, the "unused" fee shall be suspended with respect to the Temporary Overline. The preceding sentence shall not apply to the original Commitment amount.

     5. Continuation of Terms. All of the terms, covenants and conditions of the Note, as modified by the First Modification, the Second Modification, Third Modification and Fourth Modification and the Credit Agreement or any other document executed in connection therewith, are, to the extent not inconsistent with the terms herein, hereby incorporated herein by reference. It is expressly understood and agreed that the terms, covenants and conditions of all instruments evidencing or securing the indebtedness evidenced by the Note shall remain in full force and effect, and shall in no manner be affected by the execution of this Fourth Modification except as the same are expressly modified herein. It is further expressly understood and agreed that the Participation Period of Documentation Agent, as set forth in that certain Participation Agreement, by and between the parties, dated as of March 28, 2000, shall be extended and remain in full force and effect, and shall terminate on July 31, 2006. Furthermore, Borrower presently covenants, represents and warrants that it is full and current compliance with all covenants, representations and warranties contained in the Credit Agreement.

     6. Incorporation by Reference. The parties hereby incorporate by reference the Credit Agreement, First Modification, Second Modification, Third Modification, Fourth Modification and Participation Agreement.

     7. No Discharge. The execution and delivery of this Fifth Modification does not discharge the obligors, sureties, endorsers or guarantors of the Note, and all rights of the Lender against any and all of same are expressly reserved.

     8. Successors in Interest. This Fifth Modification shall be binding upon and inure to the benefit of the parties hereto, their respective successors and assigns, transferees and grantees.

     9. Governing Law: This Fifth Modification shall be construed in accordance with the laws of the State of Tennessee and the parties hereto subject themselves to the jurisdiction of Tennessee and venue of the Courts of Shelby County, Tennessee for the resolution of any dispute hereunder.

     10. Undefined Terms: All capitalized terms not defined herein shall have the same definitions as set forth in the Credit Agreement.

                  [Remainder of page left intentionally blank.]

IN WITNESS WHEREOF, the parties have executed this Fourth Modification Agreement of the Revolving Loan and Credit Agreement as of the day and year first above written.

                                    BORROWER:

                                    FRED'S INC., a Tennessee corporation



                                    By:    /s/ Jerry A. Shore
                                          -------------------------------

                                    Name:   Jerry A. Shore
                                          -------------------------------

                                    Title:  EVP & CFO
                                           ------------------------------



                                    LENDER:

                                    UNION PLANTERS BANK NATIONAL ASSOCIATION



                                    By:   /s/ James Gummel
                                        ---------------------------------

                                             James Gummel
                                             Senior Vice President

                                    DOCUMENTATION AGENT:

                                    SUNTRUST BANK, a Georgia banking corporation



                                    By:    /s/ Bryan W. Ford
                                        ---------------------------------

                                    Name:     Bryan W. Ford
                                           ------------------------------

                                    Title      Director
                                           ------------------------------

STATE OF TENNESSEE

COUNTY OF SHELBY

     Before me personally appeared, James Gummel, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be a Sr. Vice President of UNION PLANTERS BANK NATIONAL ASSOCIATION, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the bank by himself as such officer.

     WITNESS MY HAND AND OFFICIAL  SEAL,  at office this 19th day of October,
2004.


                                    /s/ Patricia A. Robinson
                                 --------------------------------------
                                             Notary Public


My Commission Expires:

August 28, 2007
-----------------------

STATE OF TENNESSEE

COUNTY OF SHELBY


     Before me personally appeared, Jerry A. Shore, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be the Chief Financial Officer of FRED'S, INC., a Tennessee corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the company by himself as such officer.

     WITNESS MY HAND AND  OFFICIAL  SEAL,  at office this 19th day of October,
2004.


                                /s/ Judith A. Jones
                               ---------------------------------------
                                            Notary Public

My Commission Expires:

June 7, 2005
-----------------------




STATE OF TENNESSEE

COUNTY OF SHELBY

     Before me personally appeared, Bryan W. Ford, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledged himself to be a Director of SUNTRUST BANK, a Georgia banking corporation, and that he as such officer being duly authorized so to do, executed the foregoing instrument for the purpose therein contained by signing the name of the bank by himself as such officer.

     WITNESS MY HAND AND OFFICIAL  SEAL, at office this 19 day of October,
2004.


                                     /s/ Shermin Cherry
                                 --------------------------------------
                                              Notary Public

My Commission Expires:

October 26, 2004
-----------------------

                                   EXHIBIT "A"

                                Credit Agreement
                                ----------------

                                   EXHIBIT "B"

                          First Modification Agreement
                          ----------------------------

                                   EXHIBIT "C"

                          Second Modification Agreement
                          -----------------------------

                                   EXHIBIT "D"

                          Third Modification Agreement
                          ----------------------------

                                   EXHIBIT "E"

                          Fourth Modification Agreement
                          -----------------------------

                                   EXHIBIT "F"

                             Participation Agreement
                             ------------------------

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

          b) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          c) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 7, 2004                     /s/ Michael J. Hayes
                                           ----------------------------------
                                           Michael J. Hayes
                                           Chief Executive Officer

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


Date: December 7, 2004                       /s/ Jerry A. Shore
                                            ---------------------------------
                                            Jerry A. Shore
                                            Executive Vice President and
                                            Chief Financial Officer

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

Date: December 7, 2004                         /s/ Michael J. Hayes
                                              --------------------------------
                                              Michael J. Hayes
                                              Chief Executive Officer

                                               /s/ Jerry A. Shore
                                              --------------------------------
                                              Jerry A Shore
                                              Executive Vice President and
                                              Chief Financial Officer