Form 10-K
period 2005-01-29
FREDS INC
filed 2005-04-29
CIK 724571

Table of Contents
          PART I

          ITEM 1.  -  Business
          ITEM 2.  -  Properties
          ITEM 3.  -  Legal Proceedings
          ITEM 4.  -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------
          PART II

          ITEM 5.  -  Market for the Registrant's Common Equity and Related
                      Stockholder Matters
          ITEM 6.  -  Selected Financial Data
          ITEM 7.  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
          ITEM 7A. -  Quantitative and Qualitative Disclosure about Market Risk
          ITEM 8.  -  Financial Statements and Supplementary Data
          ITEM 9.  -  Changes In and Disagreements with Accountants on
                      Accounting and Financial Disclosure
          ITEM 9A. -  Controls and Procedures
-------------------------------------------------------------------------------
          PART III

          ITEM 10. -  Directors and Executive Officers of the Registrant
          ITEM 11. -  Executive Compensation
          ITEM 12. -  Security Ownership of Certain Beneficial Owners and
                      Management
          ITEM 13. -  Certain Relationships and Related Transactions
          ITEM 14. -  Principal Accountant Fees and Services
-------------------------------------------------------------------------------
          PART IV

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

                   For the Fiscal Year Ended January 29, 2005


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

Securities Registered Pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.
                    Yes  [X]               No [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ

Stock Market, Inc. on July 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $709 million.

As of April 22, 2005, there were 39,813,381 shares outstanding of the Registrant's Class A no par value voting common stock.

As of April 22, 2005, there were no shares outstanding of the Registrant's Class B no par value non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Form 8-K dated July 1, 2004 are  incorporated  by reference into
Part II, Item 9.

Portions of the Company's Proxy Statement for the 2005 annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year end, are incorporated by reference into Part II, Item 5 and Part III.

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

                                     PART I

Item 1:  Business

General

Fred's, founded in 1947, operates 563 (as of January 29, 2005) discount general merchandise stores in fourteen states primarily in the southeastern United States. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred's stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 258 of the Company's stores. The Company also markets goods and services to 25 franchised "Fred's" stores. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary "Fred's" label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations and sizes, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred's stores have average selling space of 15,267 square feet and had average sales of $2,858,000 in fiscal 2004. No single store accounted for more than 1.0% of net sales during fiscal 2004.

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

Wide variety of frequently purchased, basic merchandise - Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 258 of its stores.

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

Expansion Strategy - The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.

Fred's opened 81 stores in 2004 and closed six stores, and anticipates a net increase of 60 to 80 new stores in 2005. The majority of new stores opened in 2004 were located in Alabama, Georgia, Florida and South Carolina. The Company's new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $575,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 22 stand-alone "Xpress" locations which sell only pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. During 2004, the Company opened four Xpress locations and closed two locations. During 2005, the Company anticipates opening five to 10 new Xpress locations. It is the Company's intent to expand these locations into full size Fred's locations as market conditions permit.

The Company believes that its pharmaceuticals business will continue to be a significant growth area. In 2004, the Company added 19 new pharmacies and closed 2 pharmacies. During 2005, the Company anticipates adding 20 to 25 additional pharmacies. Approximately 46% of Fred's stores as of January 29, 2005 contain a pharmacy and sell prescription drugs. The Company's primary mechanism for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred's, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

                                                                 2000     2001     2002     2003    2004
---------------------------------------------------------------------------------------------------------

          Stores open at beginning of period                      293      320      353      414     488
          Stores opened/acquired during period                     31       33       62       79      81
          Stores closed during period                              (4)      (0)      (1)      (5)     (6)
                                                                 ----------------------------------------
          Stores open at end of period                            320      353      414      488     563
                                                                 ========================================

         Number of stores with Pharmacies at
           End of period                                          198      202      216      241     258
                                                                 ========================================

         Square feet of selling space at end of
          period (in thousands)                                 4,490    5,072    6,000    7,134   8,270
                                                                =========================================

         Average square feet of selling space
           per store                                           13,342   14,187   14,435   15,166  15,267
                                                               ==========================================

         Franchise stores at end of period                         26       26       26       26      25
                                                               ==========================================

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

Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred's stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in over 55 years of operation by the Company and its predecessors, enables the Company to compete effectively in its region. During 2004, we tested our refrigerated foods program in 14 of our stores and based upon its success will be rolling the program out to a majority of our Company stores during 2005.

Purchasing

The Company's primary buying activities (other than prescription drug buying) are directed from the corporate office by the General Merchandise Manager through three Vice Presidents-Merchandising who are supported by a staff of 20 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase price are denominated in United States dollars. The merchandising department manages all replenishment and forecasting functions with the Company's open-to-buy reports generated by proprietary software. The merchandise department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions. The Company has purchased approximately 11% of the Company's total purchases for the years 2004, 2003 and 2002 from Procter and Gamble. Excluding the purchases made from our pharmaceutical supplier, no other supplier accounted for more than 3% of the Company's purchases for the years 2004, 2003 and 2002. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

During 2004, all of the Company's prescription drugs were ordered by its pharmacies individually and shipped direct from the Company's primary pharmaceutical wholesaler AmerisourceBergen Corporation ("Bergen"). Bergen provides substantially all of the Company's prescription drugs. During 2004, 2003, and 2002 approximately 38%, 34%, and 34%, respectively of the Company's total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company's business until an alternative wholesaler arrangement could be implemented.

Sales Mix

Sales of merchandise through Company owned stores and to franchised Fred's locations are the only significant industry segment of which the Company is a part.

The Company's sales mix by major category for the preceding three years was as follows:

                                                             For the Year Ended
                                       ---------------------------------------------------------------
                                           January 29,          January 31,          February 1,
                                               2005                 2004                2003
                                       ---------------------------------------------------------------

Pharmaceuticals                                32.6%                32.4%                33.2%
Household Goods                                23.7%                23.6%                23.0%
Apparel and Linens                             14.1%                14.2%                13.6%
Food and Tobacco Products                      10.7%                10.2%                 9.6%
Health and Beauty Aids                          8.6%                 8.8%                 9.0%
Paper and Cleaning Supplies                     8.0%                 8.1%                 8.4%
Sales to Franchised Fred's Stores               2.3%                 2.7%                 3.2%
                                       ---------------------------------------------------------------
Total Sales Mix                               100.0%               100.0%               100.0%
                                       ---------------------------------------------------------------

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2004 the average customer transaction size was approximately $17.98, and the number of customer transactions totaled approximately 80 million. The average transaction size was approximately $17.78 in 2003 and $17.17 in 2002.

The private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales for the years 2004, 2003 and 2002. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company's private label products.

The Company sells merchandise to its 25 franchised "Fred's" stores. These sales during the last three years totaled approximately $33,253,000 in 2004, $34,780,000 in 2003, and $35,261,000 in 2002. Franchise and other fees earned totaled approximately $1,869,000 in 2004, $1,964,000 in 2003, and $2,016,000 in
2002 . These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company's total revenues.

Advertising and Promotions

Advertising and promotion costs represented approximately 1.3% of net sales in 2004, 2003, and 2002. The Company uses direct mail, television, radio and 14 major newspaper-advertising circulars, one at the first of each month and two during the Christmas season. The Company utilizes 20 page full-color circulars coordinated by an internal advertising staff to promote its merchandise, special promotional events and a discount retail image.

The Company's buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. Store managers have the flexibility to tailor the price structure at their particular store to meet competitive conditions within each store's marketing area.

Store Operations

All Fred's stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company's 36 district managers supervise the management and operation of Fred's stores.

Fred's operates 258 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company's stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies in addition to the 40 merchandise departments increase customer traffic and repeat visits and are an integral part of the store's operation.

The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. Various factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. Management believes that this incentive compensation plan, together with the Company's store management training program, are instrumental in maximizing store performance. The Company's training program covers all aspects of the Company's operation from product knowledge to handling customers with courtesy.

Inventory Control and Distribution

Inventory Control

The Company's computerized central management information system (known as "AURORA," which stands for Automation Utilizing Replenishment Ordering and Receiving Accuracy) maintains a daily stock-keeping unit ("SKU") level inventory and current and historical sales information for each store and the distribution center. This system is supported by in-store point-of-sale ("POS") cash registers, which capture SKU and other data at the time of sale for daily transmission to the Company's central data processing center. The merchandise system uses the data received from the stores to provide for integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. The Company conducts annual inventory counts at all Fred's stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to insure replenishment accuracy in the merchandise system.

Distribution

As of January 29, 2005, the Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee that services 292 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 296 stores (see "Properties" below). Approximately 52% of the merchandise received by Fred's stores in 2004 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The warehouse management system provides complete warehouse functionality such as conveyor control, picking and put-away processes by using portable radio-frequency terminals. This system is integrated with the Company's central information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle count through out the year to insure accuracy within the warehouse management system.

Seasonality

The Company's business is somewhat seasonal in that the Company's sales volume is heavier around the 1st of the calendar month. Many of the customers shopping at Fred's stores rely on government aid, social security, and other means that are typically paid at the 1st of the month. The payment cycle coupled with the distribution of our newspaper-advertising circular are major factors in more sales earlier in the calendar month. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter, coincident with the holiday shopping season. In 2004, 2003, and 2002, the fourth quarter generated 28%, 29%, and 30% of the Company's total annual revenue and 37%, 37%, and 39% of the Company's net income, respectively.

Employees

At January 29, 2005, the Company had approximately 10,200 full-time and part-time employees, comprised of 1,035 corporate and distribution center employees and 9,165 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. In May of 2002, certain of our Memphis distribution center employees voted in an election conducted by the National Labor Relations Board ("NLRB") to decide whether or not they wished to be represented by the UNITE-HERE union. The union received a majority of the votes cast in that election, and because the Company felt that there were irregularities with the election, the Company appealed the results of the election by filing objections with the NLRB. In late 2003, we received notice that the NLRB, which investigated the Company's election objections, had decided to dismiss the objections and to certify the union as the employee's collective bargaining representative. Following that certification, the Company appealed the NLRB's decision to the DC Circuit Court of Appeals, where it is currently pending. Even though it has appealed the NLRB's decision, the Company has engaged in bargaining with UNITE-HERE for the past year in hopes of reaching an agreement on a collective bargaining agreement, and if it does reach an agreement, it is the Company's intention to withdraw the appeal which is pending in the federal appeals court. The Company believes that it continues to have good relations with all of its other employees and that union representation in our Memphis distribution center will not have a material effect upon the Company's results of operations.

GOVERNMENT REGULATION

Each of our locations must comply with regulations adopted by federal and state agencies regarding licensing, health, sanitation, safety, fire and other regulations. In addition, we must comply with the Fair Labors Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We must also comply with provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that our stores be accessible to customers with disabilities. The Company's pharmacy businesses are subject to extensive federal and state laws and regulations governing, among other things:

Licensure and Regulation of Retail Pharmacies

There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance.

Future Legislative Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company's pharmacy operations or what the effect of such legislation or regulations may be.

Substantial Compliance

The Company's management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company's businesses and is unaware of any material non-compliance action against the Company.

Available Information

Our website address is http://www.fredsinc.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed or furnished to the SEC.

Item 2:  Properties

As of January 29, 2005, the geographical distribution of the Company's 563 retail store locations in 14 states was as follows:

State                             Number of Stores
-----                            ------------------
Mississippi                             98
Georgia                                 91
Tennessee                               85
Alabama                                 76
Arkansas                                65
Louisiana                               36
South Carolina                          36
North Carolina                          18
Florida                                 17
Kentucky                                11
Missouri                                11
Texas                                    9
Illinois                                 8
Indiana                                  2
                                    -------
   Total stores:                       563
                                    =======

The Company owns the real estate and the buildings for 50 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 508 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Three hundred and seventy-five of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both of distribution centers are able to serve a total of approximately 750 stores.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2005.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FRED." The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company's common stock during each quarter in 2004 and 2003. All amounts have been adjusted for a three-for-two stock split on July 1, 2003.

---------------------------------------------------------------------------------------------------------
     2004                           First                Second              Third                 Fourth
                                  -----------------------------------------------------------------------
                                   Quarter               Quarter            Quarter                Quarter
----------------------------------------------------------------------------------------------------------
High                                $28.65                $23.50             $18.82                 $19.86
----------------------------------------------------------------------------------------------------------
Low                                 $18.37                $17.28             $13.89                 $15.27
----------------------------------------------------------------------------------------------------------
Dividends                            $0.02                 $0.02              $0.02                  $0.02
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
     2003                           First                Second              Third                 Fourth
                                  ------------------------------------------------------------------------
                                   Quarter               Quarter            Quarter                Quarter
----------------------------------------------------------------------------------------------------------
High                                $22.19                $30.16             $37.80                 $37.99
----------------------------------------------------------------------------------------------------------
Low                                 $15.04                $20.60             $28.43                 $27.49
----------------------------------------------------------------------------------------------------------
Dividends                            $0.02                 $0.02              $0.02                  $0.02
----------------------------------------------------------------------------------------------------------

The Company's stock price at the close of the market on April 22, 2005, was $14.31. There were approximately 21,000 shareholders of record of the Company's common stock as of April 22, 2005. The Board of Directors regularly reviews the

Company's dividend plans to ensure that they are consistent with the Company's earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.

Information required by this item regarding the Company's equity compensation plans is incorporated herein by reference to the proxy statement for our 2005 annual meeting.

Item 6: Selected Financial Data (dollars in thousands, except per share amounts)

Our selected financial data set forth below should be read in connection with "Managements Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

                                                                       ----------------as restated------------------------------

                                                 2004             2003 (5)            2002 (5)           2001 (5)      2000 (1&5)
Statement of Income Data:

Net sales                                   $1,441,781           $1,302,650          $1,103,418          $910,831       $781,249

Operating income                                39,426               49,100              41,487            31,022         25,373

Income before income taxes                      38,633               48,702              41,284            29,411         22,147

Provision for income taxes                      10,681               15,907              13,793            10,226          7,509

Net income                                      27,952               32,795              27,491            19,185         14,638

Net income per share:(2)
Basic                                              .71                  .85                 .72               .54            .44
Diluted                                            .71                  .83                 .70               .53            .43
Cash dividend paid per share(2)                    .08                  .08                 .08               .08            .08

Selected Operating Data:

Operating income as a percentage of sales          2.7%                 3.8%                3.8%              3.4%           3.2%

Increase in comparable store sales (3)             2.2%                 5.7%               11.2%             10.5%           9.2%(4)
Stores open at end of period                       563                  488                 414               353            320

Balance Sheet Data (at period end):

Total assets                                  $465,224             $408,793            $342,785          $281,986       $253,607
Short-term debt (including capital
leases)                                            684                  743                 905             1,240          2,678

Long-term debt (including capital
leases)                                         24,212                7,289               2,510             1,320         31,705

Shareholders' equity                           314,546              286,350             247,433           216,295        157,519

-------------------------

(1) Results for 2000 include 53 weeks.
(2) Adjusted for the 5-for-4 stock split effected on June 18, 2001, the 3-for-2 stock split effected on February 1, 2002 and the 3-for-2 stock split effected on July 1, 2003.
(3) A store is first included in teh comparable store sales calculation after the end of the twelfth-month following the store's grand opening month.
(4) The increase in comparable store sales for 2000 is computed on the same 53-week period as the prior year.
(5) As discussed in Note 2 to the consolidated financial statements, in fiscal 2004 we revised our method of accounting for leases to conform to GAAP as recently clarified by the Chief Accountant of the SEC in a February letter to the AICPA. A cumulative non-cash adjustment net of taxes was made to correct the accounting for rent expense (and related deferred rent liability) to include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and to reflect the accrual of contingent rent expense likely to be paid. We also corrected our calculation of depreciation expense for leasehold improvements for those leases to not exceed the lesser of the expected useful life or the initial lease term plus reasonably assured renewal terms, as applicable.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2004, 2003, and 2002, which represent fiscal years ending or ended January 29, 2005, January 31, 2004 and February 1, 2003, each of which was a 52-week accounting period. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of a number of those set forth under "Cautionary Note Regarding Forward-Looking Statements" below and elsewhere in this report.


Executive Summary

In 2004, the Company continued the strategic growth direction to grow its store base. We opened 81 new stores and 19 new pharmacies in 2004. We closed six stores and two pharmacies during the year. The majority of the new store and pharmacy openings were in Alabama, Georgia, Florida, and South Carolina. The Company's second distribution center in Dublin, Georgia, which opened in April 2003, continued to service more stores. By the end of 2004, the Dublin distribution center was providing service to approximately 296 stores.

We continue to focus our merchandising and store direction on improving productivity of sales and contribution margin while maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive elements of a discount dollar store, drug store, and mass merchant. Our average customer transaction was approximately $18. In comparison, the discount dollar store averages $8 -$9 and chain drugs and mass merchants average in the range of $40 to $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our pharmacy department enhances the convenience and assortment of our product selection and increases foot traffic.

The primary factors which historically have influenced the Company's profitability and success have been its growth in new stores and pharmacies, comparable store sales increases, and improving operating margin through better gross margins and leverage of operating costs. In 2004, the Company faced the challenges of the changing economy and rising fuel costs adversely affecting the low-to-middle income shopper. We experienced a product mix shift toward more basic and consumable product categories, which typically carry lower gross margins, and away from higher margin apparel, home furnishings, and gift products, which are more discretionary to the shopper. This product mix shift had an adverse effect on sales growth, gross margins and store operating expenses throughout most of the year. Through most of the year, inventory increased beyond planned levels in the product categories which experienced sales shifts. In the fourth quarter, the Company was successful in reducing inventory to the levels necessary to support new store growth. Additionally, increases in fuel prices negatively affected store supplies and utilities costs, freight costs of merchandise purchases, and distribution costs.

In 2005, the Company plans to open 60 to 80 new stores and 20 to 25 new pharmacies. The majority of the new stores and pharmacies will be in the territory of the Dublin distribution center. Selling square footage will grow in the range of 12% to 15% in 2005 with the planned store openings. The Company will expand its refrigerated foods program in 2005 with capital expenditures of approximately $10 million. We anticipate adding between five and 12 cooler doors in approximately 500 stores by the end of 2005.

Key factors that will be critical to the Company's future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintain high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, and increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating the adequate cash flow to fund the Company's expansion.

As we expand our chain and build the infrastructure necessary to support our planned growth, we also have placed continued focus on refining our store prototype and initiated programs to enhance the profitability of the selling space in our stores.


Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In addition, a number of companies within the retail industry have announced adjustments to their financial statements related to lease accounting issues.

After discussions with its Audit Committee and its current and previous independent registered public accounting firms, the Company has re-evaluated its lease accounting practices. Like many other retail companies, the Company is correcting the way it accounts for leases, specifically the accounting for the amortization periods related to leasehold improvements, the accounting for contingent lease payments, and the straight-line accounting of lease payments.

Previously the Company had amortized its leasehold improvements over the estimated life of the asset. Management determined that the appropriate interpretation of the lease term under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") provides for an amortization period no longer than the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms, associated with leasehold improvements whose useful lives included the option period, were not reasonably assured under paragraph 5 of SFAS 13. For locations where the amortization period of leasehold improvements exceeded the corresponding lease term and any reasonably assured renewal, the Company shortened the amortization of the leasehold improvements to coincide with the end of the lease term as defined by SFAS 13. Management determined that renewal was reasonably assured for lease terms following a current term in which significant leasehold improvements were made. These significant leasehold improvements were amortized through the following renewal period but not in excess of 120 months. The correction required the Company to adjust accumulated amortization of leasehold improvements and retained earnings in the consolidated balance sheets and to record additional amortization of leasehold improvement expense in selling, general and administrative expenses in the consolidated statements of income.

The Company had historically recorded contingent rent in the year in which the amounts were paid. Management analyzed Financial Accounting Standards, EITF 98-9, "Accounting for Contingent Rent," and determined that the Company should accrue payments which are probable for future contingent rents in the period they become probable. The correction required the Company to record additional deferred rent in current accrued expenses and to adjust retained earnings in the consolidated balance sheets, as well as restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the original lease term commencing on the date of possession. During the evaluation it was noted, however, that there were additional leases with rent holidays that had not been accounted for on a straight-line basis. Leases not accounted for on this basis were corrected to properly recognize rent holiday periods. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include lease renewal options for which the Company would be penalized for non-renewal. The Company determined that the term penalty under paragraph 5(f) of SFAS 13 for non-renewal includes factors such as the addition of significant leasehold improvements which would be forfeited if a lease term were not renewed. The majority of the leases entered into by the Company do not include a penalty for which the renewal would be reasonably assured. The correction required the Company to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust retained earnings in the consolidated balance sheets, as well as to restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

The cumulative effect of these corrections is a reduction to retained earnings of $4.3 million (net of taxes of $2.6 million) as of the beginning of fiscal 2002 and reductions to retained earnings of $7.0 million (net of taxes of $4.3 million) and $5.5 million (net of taxes of $3.3 million) as of January 2003 and 2002, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness in internal control over financial reporting exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. Management has evaluated the impact of the aforementioned restatement on the Company's assessment of its system of internal control over financial reporting and has concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting as of January 29, 2005.

See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on the Company's consolidated balance sheet as of January 31, 2004, as well as the Company's consolidated statement of income and cash flows for fiscal 2003 and 2002. The impact on previously reported quarterly results is discussed in Note 12 to the Consolidated Financial Statements. The accompanying discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.

Critical Accounting Policies

The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the consolidated financial statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments, can be found in Note 1 to the consolidated financial statements and the most critical accounting policies are as follows:

Inventories. Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Based upon our historical information we have not experienced any significant change in our cost valuation for the years 2004 and 2003. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are $35,105,000 and $33,129,000 at January 29, 2005 and January 31, 2004,
respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $9,720,000 at January 29, 2005 and $7,778,000 at January 31, 2004. The LIFO reserve increased by $1,942,000, $1,640,000, and $1,535,000, during 2004, 2003, and 2002, respectively.

Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following average estimated useful lives are generally applied:

                                      Estimated Useful Lives
                                      ----------------------
Building and building improvements     8 - 30 years
Furniture, fixtures and equipment      3 - 10 years
Leasehold improvements                 3 - 10 years or term of lease, if shorter
Automobiles and vehicles               3 -  5 years
Airplane                                    9 years

Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements.

In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company's historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate is applied prospectively. Expenses for the fourth quarter of 2004 were favorably impacted by approximately $1.3 million [$.02 per diluted share] as a result of this change. The Company expects this change in estimate to have a positive effect on earnings across all four quarters of 2005.

Vendor rebates. The Company receives vendor rebates for achieving certain purchase or sales volume and receives vendor allowances to fund certain expenses. The Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

For vendor funding arrangements that were entered into prior to December 31, 2002 and have not been modified subsequently, the Company recognizes a reduction to selling, general and administrative expenses or cost of goods sold when earned. If these arrangements are modified in the future, the provisions of EITF 02-16 will apply and the effect may be material to the financial statements as a whole. One such arrangement is the Company's contract with our primary pharmaceutical wholesaler AmerisourceBergen Corporation ("Bergen"), which presently expires in 2006. Should the Company elect to renew the contract with Bergen prior to its expiration date, there could be a material impact on the Company's 2005 financial statements as a whole, because rebates subsequent to the renewal would initially reduce inventory-carrying values.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for future claims cost and incurred but not reported claims. Estimates for future claims costs would include costs and other factors such as the type of injury or claim, required services by providers, healing time, age of claimant, case management costs, location of the claim, and governmental regulations. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company's results of operations. Additional insurance coverage exists for excessive or catastrophic claims.

Stock-based compensation. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based
Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table: (in thousands, except per share amounts)

                                                                          2004              2003 (1)             2002 (1)
                                                                      --------------  ------------------- ----------------------
Net income
   As reported                                                            $27,952       $     32,795        $       27,491
   Less pro forma effect of stock option grants                               838                900                   330
   Pro forma                                                              $27,114       $     31,895        $       27,161

Basic earnings per share
   As reported                                                              $0.71       $       0.85        $         0.72
   Pro forma                                                                 0.69               0.82                  0.71

Diluted earnings per share
   As reported                                                               0.71               0.83                  0.70
   Pro forma                                                                 0.69               0.80                  0.69

(1) (as restated, see Note 2 to the Consolidated Financial Statements)


In December  2004, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123R requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. In April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that delays the compliance date for the adoption of SFAS No. 123R. The SEC's new rule will allow implementation at the beginning of the next fiscal year that begins after June 15, 2005, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006.


The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company's Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $110,000, $28,000, and $54,000 in 2004, 2003, and 2002, respectively. (See Note 8 to the Consolidated Financial Statements for further disclosure relating to stock incentive plans).


Results of Operations

The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

                                                                       2004        2003        2002

-------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%       100.0%      100.0%
 Cost of goods sold (1)                                                71.9         71.8        72.4
                                                                  --------------------------------------
 Gross profit                                                          28.1         28.2        27.6
 Selling, general and administrative expenses (2)                      25.4         24.5        23.8
                                                                  --------------------------------------
 Operating income                                                       2.7          3.7         3.8
 Interest expense, net                                                  0.1          0.0         0.0
                                                                  --------------------------------------
 Income before taxes                                                    2.6          3.7         3.8
 Income taxes                                                            .7          1.2         1.3
                                                                  --------------------------------------
Net income                                                              1.9%         2.5%        2.5%
                                                                  --------------------------------------


(1) Cost of goods sold includes various types of transportation and delivery costs incurred in connection with inventory purchases and distribution. These costs are included as a component of the overall cost of inventories and recognized as a cost of merchandise sold as inventory is sold.

(2) Costs incurred at the Company's distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred. These costs are included in selling, general and administrative expense.

Fiscal 2004 Compared to Fiscal 2003

Sales

Net sales increased 10.7% ($139.1 million) in 2004. Approximately $111.6 million of the increase was attributable to a net addition of 81 new stores, and a net addition of 17 pharmacies during 2004, together with the sales of 74 store locations and 25 pharmacies that were opened or upgraded during 2003 and contributed a full year of sales in 2004. During 2004, the Company closed 6 stores and 2 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 2.2% in 2004 which accounted for $ 27.5 million in sales.

The Company's front store (non-pharmacy) sales increased approximately 10.9% over 2003 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain apparel categories such as ladies, girls, and infants & toddler apparel, food, beverages, tobacco, greeting cards, prepaid products, pets, lawn & garden, electronics, automotive, hardware and small appliances.

Fred's pharmacy sales were 32.6% of total sales in 2004 from 32.4% of total sales in 2003 and continues to rank as the largest sales category within the

Company. The total sales in this department, including the Company's mail order operation, increased 11.6% over 2003, with third party prescription sales representing approximately 89% of total pharmacy sales, an increase from the 86% as the prior year. The Company's pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.

Sales to Fred's 25 franchised locations decreased approximately $1.5 million in 2004 and represented 2.3% of the Company's total sales, as compared to 2.7% in 2003. The decrease in sales to franchised locations results primarily from the closing of one franchise store. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.

Gross Margin

Gross margin as a percentage of sales decreased to 28.1% in 2004 compared to 28.2% in 2003. The decrease in gross margin results primarily from a product mix shift during the third and fourth quarters of the year towards more basic and consumable product categories which typically have lower gross margins than other more discretionary categories such as apparel and home products. We believe a primary reason for this product mix shift was the impact of rising fuel prices on our low-to-middle income shopper. The impact of this product mix shift on the initial margin was approximately .3% for the year. This reduction was offset by the positive impact of better store shrinkage control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 25.4% of net sales in 2004 compared with 24.5% of net sales in 2003. The increase for the year results from labor expenses and occupancy costs in the stores, higher corporate professional fees associated with our Sarbanes-Oxley 404 internal control compliance work, insurance costs, and fuel price increases affecting distribution costs. During the fourth quarter the Company changed the estimated lives of certain store fixtures from five to ten years. This change resulted in the favorable impact on expenses by approximately $1.3 million.

Operating Income

Operating income decreased approximately $9.7 million or 19% to $39.4 million in 2004 from $49.1 million in 2003. Operating income as a percentage of sales was 2.7% in 2004 from 3.7% in 2003, due primarily to the above-mentioned increases in selling, general and administrative expenses.

Interest Expense, Net

Interest expense for 2004 totaled $.8 million or .1% of sales) compared to expense of $.4 million (less than .1% of sales) in 2003. The increase in interest expense were attributed to higher inventory levels throughout the year and to a lesser extent increases in the bank prime rate.

Income Taxes

The effective income tax rate decreased to 27.6% in 2004 from 32.7% in 2003. The lower tax rate for 2004 resulted primarily from realization of income tax credits that originated in 2003 and 2004 related to the Company's distribution center in Dublin, Georgia. These credits recognized in 2004 amounted to $1.7 million. These tax credits will continue to benefit the Company in future years.

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $94.5 million for state income tax purposes and expire at various times during the period 2005 through 2024. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized.

The Company's estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 5 to the Consolidated Financial Statements and reflect the Company's assessment of future tax consequences of transactions that have been reflected in the Company's financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the federal or other taxing authority. The reserves are determined based upon the Company's judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserve could materially affect the Company's future consolidated operating results in the period of change.

Net Income

Net income for 2004 was $28.0 million (or $.71 per diluted share) or approximately 15% lower than the $32.8 million (or $.83 per diluted share) reported in 2003.

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

Gross Margin

Gross margin as a percentage of sales increased to 28.2% in 2003 compared to 27.6% in 2002. The increase in gross margin is a result of higher initial markup, vendor slotting allowances, other vendor allowances and better control of shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 24.5% of net sales in 2003 compared with 23.8% of net sales in 2002. The increase for the year was attributed to costs associated with the Company's expansion of store and distribution facilities.

Operating Income

Operating income increased approximately $7.6 million or 19% to $49.1 million in 2003 from $41.5 million in 2002. Operating income as a percentage of sales was 3.7% in 2003 from 3.8% in 2002.

Interest Expense, Net

Interest expense for 2003 totaled $.4 million (less than .1% of sales) compared to net interest expense of $.2 million (less than .1% of sales) in 2002. The increase in interest expense was attributed to the Company's expansion program.

Income Taxes

The effective income tax rate decreased to 32.7% in 2003 from 33.4% in 2002, primarily due to realization of income tax credits in the amount of $.8 million related to empowerment zone and renewal communities, vesting of restricted stock previously granted to employees and state income tax planning that allowed utilization of $7.2 million of state operating losses that were previously reserved.

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

Net Income

Net income for 2003 was $32.8 million (or $.83 per diluted share) or approximately 19% higher than the $27.5 million (or $.70 per diluted share) reported in 2002.

Liquidity and Capital Resources

The Company's principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in corporate information technology. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. In June 2003 the Company raised proceeds of $5.5 million from the offering of 150,000 Company shares. In March 2002 the Company raised proceeds of $3.5 million from the offering of 98,756 Company shares. The Company had working capital of $203.6 million, $164.9 million, and $137.9 million at year-end 2004, 2003 and 2002, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2004 increased by approximately $38.7 million from 2003. The increase was primarily attributed to inventory purchased for new store openings scheduled for the first quarter of 2005. The Company plans to open 17 new stores and 6 new pharmacies during the first quarter of 2005.

Net cash flow provided by operating activities totaled $21.2 million in 2004, $36.2 million in 2003, and $43.7 million in 2002.

In fiscal 2004, cash was primarily used to increase inventories by approximately $37.6 million, or 15%, during the fiscal year. This increase is primarily attributable to our adding a net of 75 new stores, upgrading 30 stores and adding a net of 17 new pharmacies, as well as supporting the increase in comparable store sales. Accounts payable and accrued liabilities increased by $2.3 million due primarily to higher accrued expenses. Income taxes payable decreased by approximately $.9 million.

In fiscal 2003, cash was primarily used to increase inventories by approximately $47.9 million during the fiscal year. This increase is primarily attributable to our adding a net of 74 new stores, upgrading 26 stores and adding a net of 25 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued liabilities increased by $16.4 million due primarily to higher inventory purchases. Income taxes payable increased by approximately $.9 million and the net deferred income tax liability increased by approximately $6.0 million primarily as a result of first-year depreciation allowance for income tax purposes.

Capital expenditures in 2004 totaled $34.6 million compared with $48.0 million in 2003 and $50.8 million in 2002. The 2004 capital expenditures included approximately $25.3 million for new stores and pharmacies, $1.8 million for upgrading existing stores, $5.0 million for the Memphis and Dublin distribution center and $2.5 million for technology, corporate and other capital expenditures. The 2003 capital expenditures included approximately $23.2 million for new stores and pharmacies, $3.4 million for existing stores, $9.0 million related to the completion of the new Georgia distribution center that was completed in April 2004, $2.2 million for the Memphis distribution center and $10.2 million for technology, corporate and other capital expenditures. The 2002 capital expenditures included approximately $23.9 million for the new distribution center constructed in Dublin, Georgia. Expenditures totaling approximately $24.2 million were associated with upgraded, remodeled, or new stores and pharmacies. Approximately $2.7 million in expenditures related to technology upgrades, distribution center equipment, freight equipment, and capital maintenance. Cash used for investing activities also includes $2 million in 2004, $.9 million in 2003, and $1.8 million in 2002 for the acquisition of customer lists and other pharmacy related items.

In 2005, the Company is planning capital expenditures totaling approximately $35.7 million. Expenditures are planned totaling $27.5 million for the upgrades, remodels, expansion of our refrigerated foods program, and new stores and pharmacies. Planned expenditures also include approximately $5.1 million for technology upgrades, approximately $3.1 million for distribution center equipment and capital maintenance. Technology upgrades in 2005 will be made in the areas of financial reporting software, stores POS systems, and pharmacy. In addition the Company also plans expenditures of $2.6 million in 2005 for the acquisition of customer lists and other pharmacy related items.

Cash and cash equivalents were $5.4 million at the end of 2004 compared to $4.7 million at year-end 2003. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

On July 31, 2004, the Company and Union Planters Bank, N.A. ("Union Planters") entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity (which was $260,338,000 at January 29, 2005) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $23.1 million and $5.5 million of borrowings outstanding under the Agreement at January 29, 2005 and January 31, 2004, respectively.

On June 28, 2004 the Company and Union Planters providing the credit facility entered into a Fourth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase in commitment of $10 million and increasing the available credit line to $50 million. The term of the agreement was from June 28, 2004 until December 28, 2004. All terms, conditions and covenants remained in place for the Note and credit facility

On October 19, 2004 the Company and Union Planters providing the credit facility entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $10 million and increasing the available credit line to $60 million. The term of the agreement was from October 20, 2004 until December 15, 2004, superseding the expiration of the Fourth Modification. On December 15, 2004, the available credit line reverted to $40 million. All terms, conditions and covenants remained in place for the Note and credit facility

On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002, the Company raised proceeds of $3.5 million from the offering of 148,134 shares. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares in common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock from the CEO. A Limited Liability Company (LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for $4.7 million. As of January 29, 2005, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

                         Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2004, 2003 and 2002.

Contractual Obligations and Commercial Commitments

As discussed in Note 6 to the consolidated financial statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the

Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases.

The following table summarizes the Company's significant contractual obligations as of January 29, 2005, which excludes the effect of imputed interest:

(Dollars in thousands)                                                    Payments due by period

Contractual Obligations                                Total            < 1 yr         1-3 yrs        3-5 yrs        >5 yrs

Capital Lease obligations (1)                          $1,957             $814         $1,014           $129             $0
Revolving loan (2)                                     23,098                -         23,098              -              -
Operating leases (3)                                  165,678           37,514         62,537         34,591         31,036
Inventory purchase obligations (4)                    136,513          131,565          4,948              0
Industrial revenue bonds (5)                           34,587                -              -              -         34,587
Miscellaneous financing                                   101               18             44             39              0
                                            --------------------------------------------------------------------------------

Total Contractual Obligations                        $361,934         $169,911        $91,641        $34,759        $65,623
                                            --------------------------------------------------------------------------------

(1) Capital lease obligations include related interest.

(2) Revolving loan represents principle maturity for the Company's revolving credit agreement and does not include interest.

(3) Operating leases are described in Note 6 to the Consolidated Financial Statements.

(4) Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 29, 2005.

(5) Industrial revenue bonds are described in Note 4 to the Consolidated Financial Statements.

As discussed in Note 10 to the consolidated financial statements, the Company had commitments approximating $12.6 million at January 29, 2005 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $9.1 million at January 29, 2005 utilized as collateral for their risk management programs.

The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens development authority. The Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds ($34,587) against the related liability and neither is reflected in the consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price or, if an observable market price is not available, the fair value must be estimated using a valuation technique meeting specific criteria established in the statement.

In accordance with recent SEC rules, the statement is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 (the first quarter of fiscal 2006 for the Company), with early adoption permitted. The Statement will have no impact on the Company's overall financial position. The impact of this Statement on the Company's results of operations in fiscal 2006 and beyond could be significant and will depend upon various factors, among them being future compensation strategies. The impact of adoption of this Statement cannot be predicted at this time because it will depend on levels of share based payments granted in the future. The pro-forma compensation costs presented in Note 1 to the Consolidated Financial Statements and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option-pricing model is most appropriate for future option grants or which method of adoption the Company will apply.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS 153, management does not believe adoption will have a material impact on its results of operations or financial position.

Item 7a: Quantitative and Qualitative Disclosure about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of January 29, 2005. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8: Financial Statements and Supplementary Data Reports of Independent Registered Public Accounting Firms

Board of Directors and Stockholders
Fred's, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheet of Fred's, Inc. as of January 29, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the 2005 schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at January 29, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2005 schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fred's, Inc.'s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2005 expressed an adverse opinion thereon.



/s/

BDO Seidman, LLP

Memphis, Tennessee

April 15, 2005

To the Board of Directors and Shareholders of Fred's, Inc.

We have audited the accompanying consolidated balance sheet of Fred's, Inc. and subsidiaries as of January 31, 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 31, 2004 and February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fred's, Inc. and subsidiaries at January 31, 2004 and the consolidated results of their operations and their cash flows for the years ended January 31, 2004 and February 1, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its 2002 and 2003 financial statements.


                                                  /s/Ernst & Young LLP

Memphis, Tennessee
April 5, 2004,
  except for Note 2 as to which the date is April 29, 2005

Fred's, Inc.
Consolidated Balance Sheets
        (in thousands, except for number of shares)
--------------------------------------------------------------------------------

                                                                                         January 29,              January 31,
                                                                                             2005                     2004
                                                                                     ---------------------    ---------------------
ASSETS                                                                                                           (as restated,
------                                                                                                            see Note 2)
Current assets:
   Cash and cash equivalents                                                         $              5,365      $             4,741
   Inventories                                                                                    275,365                  239,748
   Receivables, less allowance for doubtful accounts of $629 and
      $1,437, respectively                                                                         19,449                   20,070
   Other non trade receivables                                                                     11,821                    3,861
   Prepaid expenses and other current assets                                                        6,967                    4,094
                                                                                     ---------------------    ---------------------
        Total current assets                                                                      318,967                  272,514

Property and equipment, at depreciated cost                                                       139,302                  130,476
Equipment under capital leases, less accumulated amortization of
   $3,722, and $3,169, respectively                                                                 1,245                    1,798
Other noncurrent assets, net                                                                        5,710                    4,005
                                                                                     ---------------------    ---------------------
        Total assets                                                                 $            465,224      $           408,793
                                                                                     ---------------------    ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $             70,503      $            74,799
   Current portion of indebtedness                                                                     18                       18
   Current portion of capital lease obligations                                                       666                      725
   Accrued expenses and other                                                                      26,708                   20,422
   Deferred income taxes                                                                           17,490                   10,688
   Income taxes payable                                                                                 -                      930
                                                                                     ---------------------    ---------------------
        Total current liabilities                                                                 115,385                  107,582

Long-term portion of indebtedness                                                                  23,181                    5,603
Deferred income taxes                                                                               7,701                    4,397
Long-term portion of capital lease obligations                                                      1,031                    1,686
Other noncurrent liabilities                                                                        3,380                    3,175
                                                                                     ---------------------    ---------------------
        Total liabilities                                                                         150,678                  122,443
                                                                                     ---------------------    ---------------------

Commitments and contingencies (Notes 6 and 10)

Shareholders' equity:
   Preferred stock, nonvoting, no par value, 10,000,000 shares
      authorized, none outstanding                                                                      -                        -
   Preferred stock, Series A junior participating nonvoting,
      no par value, 224,594 shares authorized, none outstanding                                         -                        -
   Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,692,091 shares and 39,105,639 shares
      respectively                                                                                132,511                  126,430
   Common stock, Class B nonvoting, no par value, 11,500,000
      shares authorized, none outstanding                                                               -                        -
   Retained earnings                                                                              184,732                  159,920
   Unearned compensation                                                                           (2,697)                       -
                                                                                     ---------------------    ---------------------
        Total shareholders' equity                                                                314,546                  286,350
                                                                                     ---------------------    ---------------------
                Total liabilities and shareholders' equity                           $            465,224      $           408,793
                                                                                     =====================    =====================

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Income
(in thousands, except  per share amounts)
--------------------------------------------------------------------------------


                                                                            For the Years Ended
                                                    --------------------------------------------------------------------
                                                         January 29,          January 31,            February 1,
                                                            2005                 2004                   2003
                                                    ------------------   --------------------    -----------------------
                                                                             (as restated,          (as restated,
                                                                              see Note 2)            see Note 2)

Net sales                                            $      1,441,781        $    1,302,650          $    1,103,418
Cost of goods sold                                          1,036,474               934,665                 798,441
                                                    ------------------   --------------------    -----------------------
        Gross profit                                          405,307               367,985                 304,977

Depreciation and amortization                                  28,148                26,709                  21,897
Selling, general and administrative expenses                  337,733               292,176                 241,593
                                                    ------------------   --------------------    -----------------------
        Operating income                                       39,426                49,100                  41,487

Interest income                                                   (10)                  (45)                   (264)
Interest expense                                                  803                   443                     467
                                                    ------------------   --------------------    -----------------------
        Income before income taxes                             38,633                48,702                  41,284

Income taxes                                                   10,681                15,907                  13,793
                                                    ------------------   --------------------    -----------------------
        Net income                                  $          27,952        $       32,795         $        27,491
                                                    ==================   ====================    =======================

Net income per share

     Basic                                          $             .71        $          .85         $           .72
                                                    ==================   ====================    =======================

     Diluted                                        $             .71        $          .83         $           .70
                                                    ==================   ====================    =======================

Weighted average shares outstanding

   Basic                                                       39,252                38,754                  38,255
                                                    ==================   ====================    =======================

   Diluted                                                     39,532                39,652                  39,251
                                                    ==================   ====================    =======================

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                        Common Stock                Retained            Deferred
                                             -----------------------------------
                                                   Shares            Amount         Earnings          Compensation         Total
                                             ------------------- --------------- ---------------- --------------------- ------------

Balance, February 2, 2002                          38,041,668       $110,508        $108,462         $       (63)         $218,907
   (as previously reported)

Cumulative effect of restatement on
   prior years (see note 2)                                 -               -         (2,612)                  -            (2,612)
                                             ------------------- --------------- ---------------- --------------------- ------------

Balance, February 2, 2002
   (as restated, see note 2)                       38,041,668       $110,508        $105,850         $       (63)         $216,295

Cash dividends paid ($.08 per share)                        -              -          (3,089)                  -            (3,089)
Issuance of restricted stock                            1,125             19               -                 (19)                -
Amortization of unearned compensation                       -              -               -                  54                54
Other issuances                                       151,083          3,592               -                   -             3,592
Exercises of stock options                            316,012          1,684               -                   -             1,684
Income tax benefit on exercise of stock
   options                                                  -          1,406               -                   -             1,406
Net income (as restated, see note 2)                        -              -          27,491                   -            27,491
                                             ------------------- --------------- ---------------- --------------------- ------------
Balance, February 1, 2003                          38,509,888       $117,209        $130,252         $       (28)         $247,433
Cash dividends paid ($.08 per share)                        -              -          (3,127)                  -            (3,127)
Issuance of restricted stock                            1,406              7               -                   -                 7
Amortization of unearned compensation                       -              -               -                  28                28
Other issuances                                       304,167          8,110               -                   -             8,110
Other cancellation                                    (75,000)        (2,646)              -                   -            (2,646)
Exercises of stock options                            365,178          2,276               -                   -             2,276
Income tax benefit on exercise of stock
   options                                                  -          1,474               -                   -             1,474
Net income (as restated, see note 2)                        -              -          32,795                   -            32,795
                                             ---------------------------------------------------------------------------------------
Balance, January 31, 2004                          39,105,639       $126,430        $159,920         $         -          $286,350
Cash dividends paid ($.08 per share)                        -              -          (3,140)                  -            (3,140)
Issuance of restricted stock                          175,969          2,807               -              (2,807)                -
Amortization of unearned compensation                       -              -               -                 110               110
Other cancellation                                        (12)             -               -                   -                 -
Exercises of stock options                            410,495          2,297               -                   -             2,297
Income tax benefit on exercise of stock
   options                                                  -            977               -                   -               977
Net income                                                  -              -          27,952                   -            27,952
                                             ------------------- --------------- ---------------- --------------------- ------------
Balance, January 29, 2005                          39,692,091       $132,511        $184,732         $    (2,697)         $314,546
                                             =================== =============== ================ ===================== ============

          See accompanying notes to consolidated financial statements.

Fred's, Inc.
Consolidated Statements of Cash Flows
(in thousands)
--------------------------------------------------------------------------------


                                                                                      For the Years Ended
                                                                      January 29,       January 31,         February 1,
                                                                         2005               2004                2003
                                                                   ---------------  ------------------  --------------------
                                                                                       (as restated,       (as restated,
                                                                                        see Note 2)         see Note 2)
Cash flows from operating activities:
   Net income                                                        $   27,952         $   32,795           $   27,491
   Adjustments to reconcile net income to net cash flows
       from operating activities:
        Depreciation and amortization                                    28,148             26,709               21,897
        Provision for uncollectible receivables                            (808)               462                  318
        LIFO reserve increase                                             1,942              1,640                1,535
        Deferred income tax expense                                      10,106              5,992               11,864
        Amortization of unearned compensation                               110                 28                   54
        Income tax benefit upon exercise of stock options                   977              1,474                1,406
        (Increase) decrease in operating assets:
           Receivables                                                   (3,291)            (5,992)              (3,014)
           Inventories                                                  (37,559)           (47,882)             (31,424)
           Other assets                                                  (7,614)             3,668                 (365)
        Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                          2,250             16,428               20,323
           Income taxes payable                                            (930)               930               (6,778)
           Other noncurrent liabilities                                     (55)               (14)                 400
                                                                   ---------------   -----------------   ------------------
              Net cash provided by operating activities                  21,228             36,238               43,707
                                                                   ---------------   -----------------   ------------------
Cash flows from investing activities:
   Capital expenditures                                                 (34,619)           (48,020)             (50,835)
   Asset acquisition(primarily intangibles)                              (2,006)              (916)              (1,844)
                                                                   ---------------   -----------------   ------------------
              Net cash used in investing activities                     (36,625)           (48,936)             (52,679)
                                                                   ---------------   -----------------   ------------------
Cash flows from financing activities:
   Payments of indebtedness and capital lease obligations                  (734)              (883)                (855)
   Proceeds from revolving line of credit, net of payments               17,598              5,500                    -
   Proceeds from public offering, net of expenses                             -              8,110                3,535
   Repurchase of shares                                                       -             (2,646)                   -
   Proceeds from exercise of stock options                                2,297              2,276                1,684
   Dividends                                                             (3,140)            (3,127)              (3,089)
                                                                   ---------------   -----------------   ------------------
              Net cash provided by financing activities                  16,021              9,230                1,275
                                                                   ---------------   -----------------   ------------------
Increase (decrease) in cash and cash equivalents                            624             (3,468)              (7,697)
Cash and cash equivalents:
   Beginning of year                                                      4,741              8,209               15,906
                                                                   ---------------   -----------------   ------------------
   End of year                                                     $      5,365         $    4,741           $    8,209
                                                                   ---------------   -----------------   ------------------

Supplemental disclosures of cash flow information:
   Interest paid                                                   $        757         $      417           $      180
   Income taxes paid                                               $      6,400         $    7,600           $    7,300

Non-cash investing and financing activities:
   Assets acquired through capital lease obligations               $          -         $        -           $    1,585
   Common stock issued for business acquisition                    $          -         $        -           $       57

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries (the "Company") is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 25 franchisees. As of January 29, 2005, the Company had 563 retail stores and 258 pharmacies located in 14 states mainly in the Southeastern United States.

Consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2004, 2003, and 2002, as used herein, refer to the years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material to the financial statements.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit, which totaled $17,851 at January 29, 2005 and $25,111 at January 31, 2004.

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company's estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company's continual review and assessment of the estimation process. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.

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

For pharmacy inventories, which are $35,105 and $33,129 at January 29, 2005 and January 31, 2004, respectively, cost was determined using the RIM LIFO (last-in, first-out) method in which inventory costs are maintained using the RIM, then adjusted by application of the producer price index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of pharmacy inventories exceeded the LIFO cost by $9,720 at January 29, 2005 and $7,778 at January 31, 2004. The LIFO reserve increased by $1,942, $1,640, and $1,535, during 2004, 2003, and 2002, respectively.

Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal. The following average estimated useful lives are generally applied:

                                      Estimated Useful Lives
                                      ----------------------
  Building and building improvements   8 - 30 years
  Furniture, fixtures and equipment    3 - 10 years
  Leasehold improvements               3 - 10 years or term of lease, if shorter
  Automobiles and vehicles             3 -  5 years
  Airplane                                  9 years

Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements.

LEASES. Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent is recognized on a straight-line basis over the lease term, which includes any rent holiday period. Some of our leases provide for contingent rent payments. The company accrues for contingent rents in the period they become probable.

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. The reimbursement is primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which the Company will use for its store. This work could include the addition of demising walls, separation of plumbing, utilities, electric work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are initially recorded as a deferred credit and then amortized as a reduction of rent expense over the initial lease term (see Note 2).

Impairment of Long-lived assets. The Company's policy is to review the carrying value of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. The adjustment is computed as the difference between estimated fair value and net book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. Based upon the Company's review as of January 29, 2005 and January 31, 2004, no material adjustments to the carrying value of such assets were necessary.

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

Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2004, 2003, and 2002, was $18,084, $16,956, and $14,124, respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 25 franchised stores as of January 29, 2005. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company's warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer. In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2004, 2003, and 2002 was $1,869, $1,964, and $2,016, respectively.

Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. During 2002 the Company issued 2,949 shares for pharmacy acquisitions. Intangibles, net of accumulated amortization, totaled $4,115 at January 29, 2005,and $3,913 at January 31, 2004. Accumulated amortization at January 29, 2005 and at January 31, 2004 totaled $10,686 and $8,882, respectively. Amortization expense for 2004, 2003, and 2002, was $1,804, $1,664, and $1,945, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2005 - $1,630, 2006 - $1,148, 2007 - $761, 2008- $435, and
2009 - $141.

Financial  instruments.  At  January  29,  2005,  the  Company  did not have any outstanding derivative instruments. The recorded value of the Company's financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and
(2) the fair value of the Company's indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company's liability for self-insurance is determined based on known claims and estimates for future claims cost and incurred but not reported claims. Estimates for future claims costs would include costs and other factors such as the type of injury or claim, required services by providers, healing time, age of claimant, case management costs, location of the claim, and governmental regulations. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company's results of operations.

Stock-based compensation. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

                                                                2004              2003 (1)                2002 (1)
                                                            --------------  ------------------- ---------------------

Net income
   As reported                                                   $27,952         $   32,795           $    27,491
   Less pro forma effect of stock option grants                      838                900                   330
                                                            --------------  ------------------- ---------------------
   Pro forma                                                     $27,114         $   31,895           $    27,161

Basic earnings per share
   As reported                                                     $0.71         $     0.85           $      0.72
   Pro forma                                                        0.69               0.82                  0.71

Diluted earnings per share
   As reported                                                      0.71                0.83                 0.70
   Pro forma                                                        0.69                0.80                 0.69

(1) (as restated, see Note 2 to the Consolidated Financial Statements)

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123R requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123R is effective for the Company on January 29, 2006, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006.

The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company's Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $110, $28, and $54, in 2004, 2003, and 2002, respectively. (See Note 8 for further disclosure relating to stock incentive plans).

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

Business segments. The Company's operates in a single reportable operating segment.

Comprehensive income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements. In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price or, if an observable market price is not available, the fair value must be estimated using a valuation technique meeting specific criteria established in the statement.

In April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that delays the compliance date for the adoption of SFAS No. 123R. The SEC's new rule will allow implementation at the beginning of the next fiscal year that begins after June 15, 2005, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006. The Statement will have no impact on the Company's overall financial position. The impact of this Statement on the Company's results of operations in fiscal 2006 and beyond could be significant and will depend upon various factors, among them being future compensation strategies. The impact of adoption of this Statement cannot be predicted at this time because it will depend on levels of share based payments granted in the future. The pro-forma compensation costs presented in Note 1 to the Consolidated Financial Statements and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option-pricing model is most appropriate for future option grants or which method of adoption the Company will apply.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS 153, management does not believe adoption will have a material impact on its results of operations or financial position.

Note 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In addition, a number of companies within the retail industry have announced adjustments to their financial statements related to lease accounting issues.

After discussions with its Audit Committee and its current and previous independent registered public accounting firms, the Company has re-evaluated its lease accounting practices. Like many other retail companies, the Company is correcting the way it accounts for leases, specifically the accounting for the amortization periods related to leasehold improvements, the accounting for contingent lease payments, and the straight-line accounting of lease payments.

Previously the Company had amortized its leasehold improvements over the estimated life of the asset. Management determined that the appropriate interpretation of the lease term under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") provides for an amortization period no longer than the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms, associated with leasehold improvements whose useful lives included the option period, were not reasonably assured under paragraph 5 of SFAS 13. For locations where the amortization period of leasehold improvements exceeded the corresponding lease term and any reasonably assured renewal, the Company shortened the amortization of the leasehold improvements to coincide with the end of the lease term as defined by SFAS 13. Management determined that renewal was reasonably assured for lease terms following a current term in which significant leasehold improvements were made. These significant leasehold improvements were amortized through the following renewal period but not in excess of 120 months. The correction required the Company to adjust accumulated amortization of leasehold improvements and retained earnings in the consolidated balance sheets and to record additional amortization of leasehold improvement expense in selling, general and administrative expenses in the consolidated statements of income.

The Company had historically recorded contingent rent in the year in which the amounts were paid. Management analyzed Financial Accounting Standards, EITF 98-9, "Accounting for Contingent Rent," and determined that the Company should accrue payments which are probable for future contingent rents in the period they become probable. The correction required the Company to record additional deferred rent in current accrued expenses and to adjust retained earnings in the consolidated balance sheets, as well as restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the original lease term commencing on the date of possession. During the evaluation it was noted, however, that there were additional leases with rent holidays that had not been accounted for on a straight-line basis. Leases not accounted for on this basis were corrected to properly recognize rent holiday periods. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include lease renewal options for which the Company would be penalized for non-renewal. The Company determined that the term penalty under paragraph 5(f) of SFAS 13 for non-renewal includes factors such as the addition of significant leasehold improvements which would be forfeited if a lease term were not renewed. The majority of the leases entered into by the Company do not include a penalty for which the renewal would be reasonably assured. The correction required the Company to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust retained earnings in the consolidated balance sheets, as well as to restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

The cumulative effect of these corrections is a reduction to retained earnings of $4.3 million (net of taxes of $2.6 million) as of the beginning of fiscal 2002 and reductions to retained earnings of $7.0 million (net of taxes of $4.3 million) and $5.5 million (net of taxes of $3.3 million) as of January 2003 and 2002, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

The following is a summary of the line items impacted by the restatement for the 2003 Consolidated Balance Sheet and the 2003 and 2002 Consolidated Statements of Income and Shareholders' Equity (in thousands, except per share data):

                                                                                        January 31, 2004
                                                                                        ----------------
                                                                      As previously
                                                                      reported            Adjustments       Restated
                                                                      --------            -----------       --------
Property and equipment, net                                           $  135,433          $  (4,957)        $130,476
Total assets                                                             413,750             (4,957)         408,793
Accrued expenses and other                                                19,113              1,309           20,422
Current deferred income taxes                                             11,487               (799)          10,688
Noncurrent deferred income taxes                                           6,335             (1,938)           4,397
Other noncurrent liabilities                                               2,441                734            3,175
Retained earnings                                                        164,183             (4,263)         159,920
Total shareholders' equity                                               290,613             (4,263)         286,350
Total liabilities and shareholders equity                                413,750             (4,957)         408,793

                                                                                        February 1, 2003
                                                                                        ----------------
                                                                      As previously
                                                                      reported            Adjustments       Restated
                                                                      --------            -----------       --------
Total shareholders' equity                                            $  250,770          $  (3,337)        $247,433


                                                                                        February 2, 2002
                                                                                        ----------------
                                                                      As previously
                                                                      reported            Adjustments       Restated
                                                                      --------            -----------       --------
Total shareholders' equity                                            $  218,907          $  (2,612)        $216,295


                                                                                        January 31, 2004
                                                                                        ----------------
                                                                      As previously
                                                                      reported            Adjustments       Restated
                                                                      --------            -----------       --------
Selling, general and administrative expenses                          $  291,693          $     483         $292,176
Depreciation and amortization                                             25,671              1,038           26,709
Income from operations                                                    50,621             (1,521)          49,100
Income tax expense                                                        16,502               (595)          15,907
Net income                                                                33,721               (926)          32,795
Net income per share - basic                                                0.87              (0.02)            0.85
Net income per share - diluted                                              0.85              (0.02)            0.83


                                                                                        February 1, 2003
                                                                                        ----------------
                                                                      As previously
                                                                      reported            Adjustments       Restated
                                                                      --------            -----------       --------
Selling, general and administrative expenses                          $  241,268          $     325         $241,593
Depreciation and amortization                                             21,032                865           21,897
Income from operations                                                    42,677             (1,190)          41,487
Income tax expense                                                        14,258               (465)          13,793
Net income                                                                28,216               (725)          27,491
Net income per share - basic                                                0.74              (0.02)            0.72
Net income per share - diluted                                              0.72              (0.02)            0.70

NOTE 3 - Detail of Certain Balance Sheet Accounts


                                                                            2004                  2003
                                                                     -------------------   --------------------
Property and equipment, at cost:                                                              (as restated,
                                                                                               see Note 2)

Buildings and building improvements                                  $          104,779    $            93,572
Furniture, fixtures and equipment                                               195,997                171,523
                                                                     -------------------   --------------------
                                                                                300,776                265,095
Less accumulated depreciation and amortization                                 (166,321)              (143,642)
                                                                     -------------------   --------------------
                                                                                134,455                121,453
Construction in progress                                                            571                  4,781
Land                                                                              4,276                  4,242
                                                                     -------------------   --------------------
        Total property and equipment, at depreciated cost            $          139,302    $           130,476
                                                                     -------------------   --------------------

Depreciation expense totaled $25,791, $24,418, and $19,259, for 2004, 2003 (as restated), and 2002 (as restated), respectively. In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company's historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate is applied prospectively. Expenses for the fourth quarter of 2004 were favorably impacted by approximately $1.3 million [$.02 per diluted share] as a result of this change. The Company expects this change in estimate to have a positive effect on earnings across all four quarters of 2005.


                                                                 2004                    2003
                                                          --------------------    --------------------
Other non trade receivables:
Landlord receivables                                      $             1,008      $                -
Vendor receivables                                                      5,309                   3,252
Income tax receivable                                                   4,911                       -
Other                                                                     593                     609
                                                          --------------------    --------------------
        Total non trade receivables                       $            11,821      $            3,861
                                                          --------------------    --------------------




                                                                      2004                  2003
                                                               -------------------   --------------------
Accrued expenses and other:                                                             (as restated,
                                                                                         see Note 2)

Payroll and benefits                                           $            5,821     $            5,729
Sales and use taxes                                                         3,682                  3,439
Insurance                                                                   7,887                  5,145
Other                                                                       9,318                  6,109
                                                               -------------------   --------------------
                Total accrued expenses and other               $           26,708     $           20,422
                                                               -------------------   --------------------

NOTE 4 - INDEBTEDNESS

On July 31, 2004, the Company and Union Planters Bank, N.A. ("Union Planters") entered into a new Revolving Loan and Credit Agreement (the "Agreement") to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders' equity (which was $260,338 at January 29, 2005) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. The term of the Agreement extends to July 31, 2006. There were $23.1 million and $5.5 million of borrowings outstanding under the Agreement at January 29, 2005 and January 31, 2004, respectively.

On June 28, 2004 the company and Union Planters providing the credit facility entered into a Fourth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase in commitment of $10 million and increasing the available credit line to $50 million. The term of the agreement was from June 28, 2004 until December 28, 2004. All terms, conditions and covenants remained in place for the Note and credit facility

On October 19, 2004 the company and Union Planters providing the credit facility entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $10 million and increasing the available credit line to $60 million. The term of the agreement was from October 20, 2004 until December 15, 2004, superseding the expiration of the Fourth Modification. On December 15, 2004, the available credit line reverted to $40 million. All terms, conditions and covenants remained in place for the Note and credit facility

The Company has other miscellaneous financing obligations at January 29, 2005, totaling $101, which relate primarily to business acquisitions. The Company's indebtedness under miscellaneous financing matures as follows: 2005 - $18; 2006
- $21; 2007 - $23; 2008 - $24; and 2009 - $15.

The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. The Company purchased 100% of the issued bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. Because a legal right of offset exists, the Company has offset the investment in the bonds ($34,587) against the related liability and neither is reflected on the consolidated balance sheet.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:



                                               2004                2003                 2002
                                          ----------------   ------------------  --------------------
                                                               (as restated,        (as restated,
                                                                see Note 2)          see Note 2)
Current
   Federal                                $        2,399       $        9,960      $           1,929
   State                                          (1,824)                 (45)                     -
                                          ----------------   ------------------  --------------------
                                                     575                9,915                  1,929
                                          ----------------   ------------------  --------------------
Deferred
   Federal                                        11,102                6,222                 12,267
   State                                            (996)                (230)                  (403)
                                          ----------------   ------------------  --------------------
                                                  10,106                5,992                 11,864
                                          ----------------   ------------------  --------------------
                                          $       10,681       $       15,907      $          13,793
                                          ================   ==================  ====================

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                       2004               2003
                                                                 -----------------  ------------------
                                                                                      (as restated,
                                                                                       see Note 2)
Deferred income tax assets:
   Accrual for incentive compensation                            $            132    $            187
   Allowance for doubtful accounts                                            344                 659
   Insurance accruals                                                       2,425               1,829
   Prepaid expenses                                                             -                 798
   Net operating loss carryforwards                                         3,940               2,407
   Postretirement benefits other than pensions                                933                 999
   Restructuring costs                                                         32                  45
   Amortization of intangibles                                              2,619               2,365
                                                                 -----------------  ------------------
Total deferred income tax assets                                           10,425               9,289
   Less:  valuation allowance                                                (430)               (580)
                                                                 -----------------  ------------------
Deferred income tax assets, net of valuation allowance                      9,995               8,709
                                                                 -----------------  ------------------


Deferred income tax liabilities:
   Property, plant, and equipment                                         (14,795)             (9,632)
   Inventory valuation                                                    (19,907)            (14,162)
   Prepaid expenses                                                          (484)                  -
                                                                 -----------------  ------------------
Total deferred income tax liability                                       (35,186)            (23,794)
                                                                 -----------------  ------------------

Net deferred income tax liability                                 $       (25,191)     $      (15,085)
                                                                 =================  ==================

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $94.5 million for state income tax purposes and expire at various times during the period 2005 through 2024.

During 2004, the valuation allowance decreased $150, and during 2003, the valuation allowance decreased $120. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:



                                                           2004                 2003                  2002
                                                    ------------------- ---------------------  -------------------
                                                                           (as restated,         (as restated,
                                                                            see Note 2)           see Note 2)

Income tax provision at statutory rate                         35.0%                 35.0%                35.0%
Tax credits, principally jobs                                  (6.0)                 (1.9)                   -
State income taxes, net of federal benefit                     (1.3)                 (0.1)                 1.2
Permanent differences                                           0.2                  (0.2)                (1.0)
Change in valuation allowance                                  (0.3)                 (0.2)                (2.0)
Other                                                             -                   0.1                  0.2
                                                    ------------------- ---------------------  -------------------
   Effective income tax rate                                   27.6%                 32.7%                33.4%
                                                    ------------------- ---------------------  -------------------

NOTE 6 - LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $41,573, $34,770, and $27,169, for 2004, 2003 (as restated), and 2002 (as restated), respectively. Total contingent rentals included in operating leases above was $1,319, $1,253,and $1,165, for 2004, 2003 (as restated), and 2002 (as restated), respectively. Amortization expense on assets under capital lease for 2004, 2003, and 2002 was $553, $627, and $693, respectively.

Future minimum rental payments under all operating and capital leases as of January 29, 2005 are as follows:



                                                                                    Operating           Capital
                                                                                    Leases              Leases
--------------------------------------------------------------------------------------------------------------------------

2005                                                                                $   37,514          $      814
2006                                                                                    33,532                 628
2007                                                                                    29,005                 386
2008                                                                                    21,146                 129
2009                                                                                    13,445                   -
Thereafter                                                                              31,036                   -
                                                                                    ------------------- ------------------
Total minimum lease payments                                                        $  165,678               1,957
                                                                                    ===================

Imputed interest                                                                                              (260)
                                                                                                        ------------------

Present value of net minimum lease payments, including
   $666 classified as current portion of capital lease obligations                                      $    1,697
                                                                                                        ------------------

The gross amount of property and equipment under capital leases at January 29, 2005 and January 31, 2004, was $4,967. Accumulated depreciation on property and equipment under capital leases at January 29, 2005 and January 31, 2004, was $3,722 and $3,169, respectively.

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

On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On March 22, 2002, the Company raised proceeds of $3.5 million from the offering of 148,134 shares. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares of common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock of the CEO. A Limited Liability Company
(LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for $4.7 million. As of January 29, 2005, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 2,535,902 shares (3,013,652 shares as of January 31, 2004) as of January 29, 2005 are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at January 29, 2005 expire in 2005 through 2011.

Under the plan, stock option grants are made to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the "Committee") of the Board of Directors. The number of options granted is directly linked to the employee's job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The plan also contains a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

A summary of activity in the plan follows:


                                              2004                              2003                              2002
                                 -------------------------------- ---------------------------------  -------------------------------
                                                    Weighted                          Weighted                          Weighted
                                                     Average                           Average                           Average
                                                    Exercise                          Exercise                          Exercise
                                     Options          Price            Options          Price            Options          Price
                                 -------------------------------- ---------------------------------  -------------------------------

Outstanding at beginning
   of year                              1,471,269        $ 12.61          1,207,799        $  7.71          1,386,053        $  5.77

Granted                                   307,315          17.41            669,401          17.69            262,473          13.96

Forfeited/ canceled                       (80,327)          6.86            (40,753)          7.81           (124,715)          5.29

Exercised                                (410,495)          5.60           (365,178)          6.27           (316,012)          5.33
                                 -----------------                ------------------                 -----------------

Outstanding at end of year              1,287,762          16.35          1,471,269          12.61          1,207,799           7.71
                                 -----------------                ------------------                 -----------------

Exercisable at end of year                461,916          13.08            740,568           7.65            658,589           6.83
                                 -----------------                ------------------                 -----------------

The weighted average remaining  contractual life of all outstanding  options was
4.4 years at January 29, 2005.

The following table summarizes information about stock options outstanding at January 29, 2005.


                                                     Options Outstanding                                  Options Exercisable
                                 ------------------------------------------------------------  -------------------------------------
                                                                Weighted
                                                                Average
                                                               Remaining         Weighted                                   Weighted
                                           Number             Contractual        Average                 Number              Average
           Range of                    Outstanding at             Life           Exercise            Exercisable at         Exercise
       Exercise Prices                January 29, 2005         (in Years)         Price             January 29, 2005          Price
-------------------------------  ------------------------------------------------------------  -------------------------------------

        $4.09 to $7.95                        108,842                0.9         $    5.33                 108,842         $    5.33

       $8.00 to $17.67                        857,152                4.9         $   15.66                 262,958         $   13.60

       $18.27 to $30.16                       321,768                4.2         $   21.91                  90,116         $   20.94
                                 ---------------------------                                   --------------------------

                                            1,287,762                                                        461,916
                                 ---------------------------                                   --------------------------

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 2004, 2003, and 2002 was $5.61, $6.68, and $6.69, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                   2004             2003            2002
                                              ---------------  ---------------  --------------

Average expected life (years)                           5.7              5.0             3.0
Average expected volatility                            41.1%            35.7%           46.1%
Risk-free interest rates                                1.3%             1.1%            2.1%
Dividend yield                                          0.3%             0.3%            0.5%

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

Restricted Stock. During 2004, 2003, and 2002, the Company issued a net of 175,969, 1,406, and 1,125 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.

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

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company's Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company's contributions for 2004, 2003, and 2002 were $175, $207, and $176, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 (effective January 1, 2004 this was changed to 62) and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company's change in benefit obligation based upon an actuarial valuation is as follows:



                                                               -----------------------------------------
                                                                   January 29,         January 31,
                                                                       2005               2004
                                                               ----------------------------------------

Benefit obligation at beginning of year                        $                759         $    2,501
Service cost                                                                     28                 36
Interest cost                                                                    34                 45
Plan admendments                                                               (195)                 -
Actuarial gain                                                                  (11)            (1,782)
Benefits paid                                                                   (32)               (41)
                                                               ----------------------------------------
Benefit obligation at end of year                              $                583         $      759
                                                               ----------------------------------------

A reconciliation of the Plan's funded status to accrued benefit cost follows:


                                                                  January 29,         January 31,
                                                                      2005               2004
                                                               ------------------- ------------------

Funded status                                                  $            (583)      $       (759)
Unrecognized net actuarial gain                                           (1,586)            (1,678)
Unrecognized prior service cost                                             (185)                (4)
                                                               ------------------- ------------------
Accrued benefit costs                                          $          (2,354)      $     (2,441)
                                                               ------------------- ------------------

The medical care cost trend used in determining this obligation is 10.0% effective December 1, 2003, decreasing annually before leveling at 5.0% in 2014. To illustrate the trend rate used, increasing the health care cost trend by 1% would increase the effect on the total of service cost and interest cost by $7 and the accumulated postretirement benefit obligation by $53. Decreasing the health care cost trend by 1% would decrease the effect on the total of service cost and interest cost by $6 and the accumulated postretirement benefit obligation ("APBO") by $48. The discount rate used in calculating the obligation was 5.75% in 2004 and 6.25% in 2003. The net periodic benefit cost decreased in 2004 due to changes in actuarial assumptions regarding turnover, participation in the plan, the medical inflation rate and the rate of contribution by participants. The reduction in APBO related to benefits attributed to past service was $115 and the effect on the measurement of the net periodic postretirement benefit cost was $13 as of January 29, 2005.

The annual net postretirement cost is as follows:


                                                                         For the Year Ended
                                                        -----------------------------------------------------
                                                           January 29,      January 31,       February 1,
                                                              2005             2004              2003
                                                        -----------------------------------------------------

Service cost                                            $             28     $      36         $     213
Interest cost                                                         34            45               152
Amortization of prior service cost                                   (14)           (1)                -
Amortization of unrecognized prior service cost                     (103)         (107)                1
                                                        -----------------------------------------------------
Net periodic postretirement benefit cost                $            (55)    $     (27)        $     366
                                                        -----------------------------------------------------

The Company's policy is to fund claims as incurred.

Information about the expected cash flows for the postretirement medical plan follows:


  Expected Benefit Payments               Postretirement
(net of retiree contributions)            Medical Plan
                2005                      $       45,747
                2006                              36,684
                2007                              40,760
                2008                              46,794
                2009                              49,255
            2010 - 2014                          304,564

NOTE 9 - NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is considered contingently issuable and is excluded from the computation of basic earnings per share.

 A reconciliation of basic earnings per share to diluted earnings per share follows:


                                                                                Year Ended
                            --------------------------------------------------------------------------------------------------------
                                      January 29, 2005                 January 31, 2004                       February 1, 2003
                            ------------------------------- -------------------------------------- ---------------------------------
                                                                   (as restated, see note 2)              (as restated, see note 2)
                                               Per                                    Per                                    Per
                                              Share                                  Share                                  Share
                    Income       Shares      Amount        Income       Shares      Amount        Income       Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS            $27,952       39,252     $ .71        $32,795        38,754      $ .85        $27,491     38,255    $  .72

Effect of Dilutive
Securities                            280                                    898                                  996

                 ------------- ----------- ------------ ------------- ----------- ------------ ------------- ----------- -----------
Diluted EPS          $27,952       39,532     $ .71        $32,795        39,652      $ .83        $27,491     39,251    $  .70
                 ------------- ----------- ------------ ------------- ----------- ------------ ------------- ----------- -----------

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options' exercise prices were greater than the average market price of the common shares. There were no such options outstanding at the end of fiscal 2003 and there were 94,028 and 84,938 such options outstanding at January 29, 2005 and February 1, 2003, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $12.6 million at January 29, 2005 and $11.1 million at January 31, 2004 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $10.8 million at January 29, 2005 and $8.5 million at January 31, 2004 utilized as collateral for its risk management programs.

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

Note 11 - Sales Mix

The Company  manages its business on the basis of one  reportable  segment.  See
Note 1 for a brief description of the Company's business. As of January 29, 2005, all of the Company's operations were located within the United States.

The Company's sales mix by major category during the last 3 years was as follows:


                                                          For the Year Ended
                                      ---------------------------------------------------------------
                                          January 29,          January 31,          February 1,
                                              2005                 2004                2003
                                      ---------------------------------------------------------------

Pharmaceuticals                              32.6%                32.4%                33.2%
Household Goods                              23.7%                23.6%                23.0%
Apparel and Linens                           14.1%                14.2%                13.6%
Food and Tobacco Products                    10.7%                10.2%                 9.6%
Health and Beauty Aids                        8.6%                 8.8%                 9.0%
Paper and Cleaning Supplies                   8.0%                 8.1%                 8.4%
Sales to Franchised Fred's Stores             2.3%                 2.7%                 3.2%
                                      ---------------------------------------------------------------
Total Sales Mix                             100.0%               100.0%               100.0%
                                      ---------------------------------------------------------------

Note 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             First            Second               Third                Fourth
                                            Quarter           Quarter             Quarter              Quarter
                                        --------------- -------------------- -------------------- --------------------

Year Ended January 29, 2005

Net sales                               $     341,486         $     340,850        $     349,139         $     410,306
Gross profit                                   96,794                93,970              101,249               113,294
Net income, as reported                         7,424                 3,094                7,521                10,412
Net income, as adjusted (see note 2)            7,202                 2,922                7,416                10,412

Net income per share, as reported
    Basic                                        0.19                  0.08                 0.19                  0.27
    Diluted                                      0.19                  0.08                 0.19                  0.27
Net income per share, as adjusted
    Basic                                        0.18                  0.07                 0.19                  0.27
    Diluted                                      0.18                  0.07                 0.19                  0.27
Cash dividends paid per share                    0.02                  0.02                 0.02                  0.02


Year Ended January 31, 2004

Net sales                               $     310,689         $     302,270        $     311,668         $     378,023
Gross profit                                   87,948                84,944               91,191               103,902
Net income, as reported                         7,857                 4,385                9,028                12,451
Net income, as adjusted (see note 2)            7,648                 4,179                8,797                12,171

Net income per share, as reported
    Basic                                        0.21                  0.11                 0.23                  0.32
    Diluted                                      0.20                  0.11                 0.23                  0.31
Net income per share, as adjusted
    Basic                                        0.20                  0.11                 0.23                  0.31
    Diluted                                      0.19                  0.11                 0.22                  0.31
Cash dividends paid per share                    0.02                  0.02                 0.02                  0.02

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this item is incorporated herein by reference to Form 8-K/A dated July 1, 2004, filed on July 30, 2004.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports, subject to the effectiveness of the Company's internal control over financial reporting. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

(b) Management's Annual Report on Internal Control Over Financial Reporting. The management of Fred's, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Fred's, Inc. internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the fair and reliable preparation and presentation of the consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Fred's, Inc. assessed the effectiveness of the company's internal control over financial reporting as of January 29, 2005. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This assessment identified two matters considered to be material weaknesses in the Company's internal control over financial reporting. A material weakness is a significant deficiency, or aggregation of deficiencies, that results in more than a remote likelihood that a misstatement having more than an inconsequential effect on the financial statements could occur. The material weaknesses identified were as follows:

- A lack of internal controls related to the accounting for leases and leasehold improvements, more specifically, controls related to straight-line rent and depreciable lives of leasehold improvements. While the Company's accounting in these areas was consistent with prior industry practice, correspondence from the SEC to the AICPA in February 2005 led management to believe that a detailed review of lease accounting was necessary. Upon completion of the detailed review, management concluded that its prior lease accounting was not in accordance with Generally
     Accepted Accounting Principles, as defined in the SEC correspondence mentioned above, that a material weakness in internal control existed and that a restatement of its previously issued consolidated financial statements was necessary. See Note 2 to the consolidated financial statements for the effects of these changes to the Company's consolidated balance sheet as of February 2, 2002 as well as on the Company's consolidated statements of income and cash flows for fiscal years ended February 1, 2003 and January 31, 2004.

- A failure of internal controls related to the year-end close process. Certain controls related to reconciliation, review and analysis of information contained in the consolidated financial statements failed. These control failures caused management to conclude that the year-end close process was not sufficient, and therefore resulted in a material weakness in the Company's system of internal control.

Management intends to respond to these material weaknesses by strengthening pertinent controls and making staffing changes, as follows:

-    Implement procedures to ensure that lease terms and leasehold  improvements
     are  accounted  for  in  accordance  with  Generally  Accepted   Accounting
     Principles.

-    Add additional staff with responsibility for completing the close process.

- Strengthen procedures surrounding the close process, including, but not limited to reconciliation of all major accounts.

- Improve cut-off procedures to ensure that transactions are recorded in the proper period.

These changes will act to remediate the material weaknesses discussed above, and will be conducted throughout the first and second quarters of fiscal 2005.

However, we do not believe that all changes will be in effect at the end of the first quarter of 2005, and therefore, will likely report that material weaknesses in internal control continue to exist in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005.

Our assessment of the effectiveness of internal control over financial reporting as of January 29, 2005 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman's attestation report on management's assessment of internal control over financial reporting is included herein.


Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Public Accounting Firm


Board of Directors and Stockholders
Fred's Inc.
Memphis, Tennessee

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Fred's, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the two material weaknesses identified in management's assessment, based on criteria identified in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of January 29, 2005:

1. Deficiencies related to the selection, monitoring and review of assumptions and factors related to accounting for operating leases and leasehold improvements, more specifically, controls related to straight-line rent, provisions for probable contingent rent liabilities and selection of depreciable lives for leasehold improvements. This weakness resulted in the restatement of previously issued consolidated financial statements.

2. Deficiencies related to the financial statement close process, included insufficient controls to ensure that transactions and account analysis and reconciliations performed in connection with the financial statement close process have been adequately performed and reviewed. This weakness in controls related to reconciliation, review and analysis of information contained in the consolidated financial statements could result in an error not being detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit test applied in our audit of the financial statements for the year ended January 29, 2005, and this report does not affect our report dated April 15, 2005 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over accounting for leases and leasehold improvements and financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 29, 2005, and our report dated April 15, 2005 expressed an unqualified opinion on those financial statements.





Memphis, Tennessee

April 15, 2005

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

The following information is furnished with respect to each of the directors and executive officers of the Company:

     Name                  Age      Positions and Offices
     ----------------------------------------------------
     Michael J. Hayes (1)  63       Director, Chairman of the Board, Chief Executive Officer
     John R. Eisenman (1)  63       Director
     Roger T. Knox (1)     67       Director
     John Reier (1)        65       President and Director
     Thomas H. Tashjian(1) 50       Director
     Jerry A Shore         52       Executive Vice President and Chief Financial Officer
     James R. Fennema      55       Executive Vice-President - General Merchandise Manager
     Dennis K Curtis       45       Executive Vice-President - Store Operation
     John A. Casey         58       Executive Vice President - Pharmacy Acquisitions
     Rick A Chambers       41       Senior Vice President - Pharmacy Operations
     Charles S. Vail       62       Corporate Secretary, Vice President - Legal Services
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

     Roger T. Knox is President Emeritus of the Memphis Zoological Society and was its President and Chief Executive Officer from January 1989 through March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith's Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and its Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley's Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of Hancock Fabrics, Inc. John D. Reier is President and a Director. Mr. Reier joined the Company in May of 1999 as President and was elected a Director of the Company in August 2000. Prior to joining the company, Mr. Reier was President and Chief Executive Officer of Sunny's Great Outdoors Stores, Inc. from 1997 to 1999, and was President, Chief Operating Officer, Senior Vice President of Merchandising, and General Merchandise Manager at Family Dollar Stores, Inc. from 1987 to 1997.

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

     James R. Fennema joined the Company in December 2004 as Executive Vice-President - General Merchandise Manager. Prior to joining the Company, Mr. Fennema was employed by Duckwall-Alco Stores, Inc. as Senior Vice-President and General Merchandise Manager from 1993 to 2004, and in various management positions with Sears, Caldor, Fisher's Big Wheel, Shopko and Richman-Gordon from 1973 to 1993.

     Dennis K. Curtis was promoted to Executive Vice-President in July 2003. Prior to this position, Mr. Curtis joined the Company in 1980 as a management trainee in store operations. Mr. Curtis was recently held the position of Senior Vice-President - Divisional Merchandising Manager of Hardlines.

     John A. Casey was named Executive Vice President - Pharmacy Acquisitions in June of 2004 and was previously Executive Vice President - Pharmacy Operations since February 1997. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.

     Rick A. Chambers was named Senior Vice President - Pharmacy Operations in June of 2004. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.

     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President - Legal since 1984. Mr. Vail joined the Company in 1968.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting.

Item 11: Executive Compensation

     Information required by this item is incorporated herein by reference to the proxy statement for our 2005 annual meeting.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference to the proxy statement for our 2005 annual meeting.

Item 13: Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the proxy statement for our 2005 annual meeting.

ITEM 14. Principal Accountants Fees and Services

     Information required by this item is incorporated herein by reference to the proxy statement for our 2005 annual meeting.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm - BDO Seidman, LLP. Report of Independent Registered Public Accounting Firm - Ernst & Young, LLP.

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

    ***10.9    Revolving Loan Agreement  between Fred's,  Inc.and Union Planters
               Bank,  NA and  SunTrust  Bank dated  April 3, 2000  [incorporated herein by reference to the Company's report on Form 10-K for year ended January 29, 2000].
   ***10.10    Loan  modification  agreement  dated May 26, 2000  (modifies  the
               Revolving Loan Agreement included as Exhibit 10.9)  [incorporated herein by reference to the Company's  report on Form 10-K for the year ended January 29, 2000].
   ***10.11    Seasonal  Over line  Agreement  between  Fred's,  Inc.  and Union
               Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company's  Report on Form 10-Q for the quarter ended October 28, 2000].
   ***10.12    Second Loan modification agreement dated April 30, 2002 (modifies the  Revolving  Loan and  Credit  Agreement  included  as exhibit
               10.9).  [incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended August 3, 2002].
      10.15    Third loan  modification  agreement dated July 31, 2003 (modified the  Revolving  Loan and Credit  Agreement  dated April 3, 2000.)
               [incorporated herein by reference to the Company's Report on Form
               10-Q for the quarter ended August 2, 2003].
      10.16    Fourth  modification  agreement dated June 28, 2004 modifying the
               Revolving  Loan and Credit  Agreement  to grant a temporary  over line.  [incorporated  herein by reference to the Company's Report on Form 10-Q for the quarter ended October 30, 2004].
      10.17    Fifth modification agreement dated October 19, 2004 modifying the
               Revolving  Loan and Credit  Agreement  to grant a temporary  over line.  [incorporated  herein by reference to the Company's Report on Form 10-Q for the quarter ended October 30, 2004].
     **21.1    Subsidiaries of Registrant
     **23.1    Consent of BDO Seidman, LLP
     **23.2    Consent of Ernst & Young LLP
     **31.1    Certification  of Chief  Executive  Officer  pursuant to Exchange
               Rule 13a-14(a) of the Securities Exchange Act.
     **31.2    Certification  of Chief  Financial  Officer  pursuant to Exchange
               Rule 13a-14(a) of the Securities Exchange Act.
     **32.     Certification  of Chief  Financial  Officer  and Chief  Financial
               Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

         None.

  *    Management Compensatory Plan
 **    Filed herewith
***    (SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Fred's, Inc.
Memphis, TN 38118

We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Form S-3 (No. 33-68479 and No. 333-83918) and on Form S-8 (No. 33-48380, No. 33-67606 and No. 333-103904) of Fred's, Inc. of our reports dated April 15, 2005, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Fred's, Inc.'s internal control over financial reporting, which appears in this Form 10-K for the year ended January 29, 2005. Our report dated April 15, 2005 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of January 29, 2005, expresses our opinion that the Company did not maintain effective internal control over financial reporting as of January 29, 2005 because of the effect of material weaknesses on the achievement of the objectives of the control criteria.


/s/ BDO Seidman, LLP
Memphis, Tennessee


April 28, 2005

                                                                  Exhibit 23.2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-48380, 33-67606, 333-103904, and Form S-3 Nos. 333-68478 and
333-83918) of Fred's, Inc. of our report dated April 5, 2004, except for Note 2 as to which the date is April 28, 2005, with respect to the consolidated financial statements of Fred's, Inc. included in this Annual Report (Form 10-K) for the year ended January 29, 2005.

Our audit also included the financial statement schedule of Fred's, Inc. listed in Item 15(a) for the years ended January 31, 2004 and February 1, 2003. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended January 31, 2004 and February 1, 2003.



/s/ Ernst & Young LLP
Memphis, Tennessee
April 28, 2005

Schedule II - Valuation and Qualifying Accounts

                                     Balance at  Charged to              Balance at
                                     Beginning   Costs and  Deductions      End
                                     of Period   Expenses   Write-offs   of Period
Allowance for doubtful Accounts (in thousands):
Year ended February 1, 2003            $657      $318       $   -           $975
Year ended January 31, 2004            $975      $462       $   -         $1,437
Year ended January 29, 2005          $1,437      $ -        $  808          $629

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2005.

                                       FRED'S, INC.

                                       By: /s/ Michael J. Hayes
                                           --------------------------------
                                           Michael J. Hayes, Chief Executive
                                           Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of April, 2005.

             Signature                          Title
             ---------                          -----

         /s/ Michael J. Hayes         Director, Chairman of the Board,
         --------------------         Chief Executive Officer
         Michael J. Hayes

         /s/ Roger T. Knox            Director
         --------------------
         Roger T. Knox

         /s/ John R. Eisenman         Director
         --------------------
         John R. Eisenman

         /s/ John D. Reier            President and Director
         --------------------
         John D. Reier

         /s/ Thomas H. Tashjian       Director
         -----------------------
         Thomas H. Tashjian

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

Date: April 28, 2005                    /s/ Michael J. Hayes
                                       -------------------------------------
                                          Michael J. Hayes
                                          Chief Executive Officer

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

Date: April 28, 2005                          /s/ Jerry A. Shore
                                             ---------------------------------
                                              Jerry A. Shore
                                              Executive Vice President and
                                              Chief Financial Officer

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

Date: April 28, 2005                   /s/ Michael J. Hayes
                                      ----------------------------------------
                                        Michael J. Hayes
                                        Chief Executive Officer


                                        /s/ Jerry A. Shore
                                      ----------------------------------------
                                        Jerry A Shore
                                        Executive Vice President and
                                        Chief Financial Officer

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