Form 10-Q
period 2005-04-30
FREDS INC
filed 2005-06-09
CIK 724571

Table of Contents

PART I.

-------------------------------------------------------------------------------

FINANCIAL INFORMATION
Item 1.    Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Item 4.    Controls and Procedures

PART II.

-------------------------------------------------------------------------------

OTHER INFORMATION
Item 6.    Exhibits

SIGNATURES
EXHIBIT INDEX

EX-31.1

EX-31.2

EX-32

                                    FORM 10-Q
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20002


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 30, 2005.

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
Yes      X     .  No            .
     --------        ----------

Indicate by check mark whether the registrant is an accelerated filer.
Yes      X        No
    -----------      -----------

The registrant had 39,815,181 shares of Class A voting, no par value common stock outstanding as of June 3, 2005.

                                  FRED'S, INC.

                                      INDEX

                                                                      Page No.
-------------------------------------------------------------------------------

Part I - Financial Information
------------------------------

  Item 1 - Financial Statements (unaudited):

    Condensed Balance Sheets as of
     April 30, 2005 and January 29, 2005                                  4
    Condensed Statements of Income
     for the Thirteen Weeks Ended April 30, 2005
     and May 1, 2004                                                      5

    Condensed Statements of Cash Flows
     for the Thirteen Weeks Ended April 30, 2005
     and May 1, 2004                                                      6

    Notes to Condensed Financial Statements                             7 - 10

  Item 2 - Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                  10 - 15

  Item 3 - Quantitative and Qualitative Disclosure
                  about Market Risk                                      14

  Item 4 - Controls and Procedures                                     14 - 15

Part II - Other Information                                              16
---------------------------
       Item 6 - Exhibits

Signatures                                                               17
----------

                         Part 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. FINANCIAL STATEMENTS

                                  FRED'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except for number of shares)

                                                                                April 30,              January 29,
                                                                                  2005                    2005
                                                                                ---------              -----------
ASSETS:                                                                        (unaudited)
Current assets:
      Cash and cash equivalents                                                  $16,488                  $5,365
      Inventories                                                                297,039                 275,365
      Receivables, less allowance for doubtful
      accounts of $641 and $629, respectively                                     20,609                  19,449
      Other non-trade receivables                                                 11,872                  11,821
      Prepaid expenses and other current assets                                    6,568                   6,967
                                                                                 -------                 -------
           Total current assets                                                  352,576                 318,967
      Property and equipment, at depreciated cost                                139,397                 139,302
      Equipment under capital leases, less accumulated
       amortization of $3,845 and $3,722, respectively                             1,122                   1,245
      Other noncurrent assets, net                                                 6,551                   5,710
                                                                                --------                --------
           Total assets                                                         $499,646                $465,224
                                                                                ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                           $88,190                 $70,503
      Current portion of indebtedness                                                 18                      18
      Current portion of capital lease obligations                                   655                     666
      Accrued expenses and other                                                  29,680                  26,708
      Deferred income taxes                                                       17,829                  17,490
       Income taxes payable                                                        2,277                      --
                                                                                --------                 -------
           Total current liabilities                                             138,649                 115,385
                                                                                --------                 -------
Long-term portion of indebtedness                                                 27,928                  23,181
Deferred income taxes                                                              8,279                   7,701
Capital lease obligations, long term portion                                         879                   1,031
Other noncurrent liabilities                                                       2,486                   3,380
                                                                                --------                 -------
           Total liabilities                                                     178,221                 150,678
                                                                                --------                 -------
Commitments and Contingencies

Shareholders' equity:
      Preferred stock, nonvoting, no par value,
        10,000,000 shares authorized, none outstanding                               ---                     ---
      Preferred stock, Series A junior participating
         nonvoting, no par value, 224,594 shares
       authorized, none outstanding                                                  ---                     ---
      Common stock, Class A voting, no par value,
         60,000,000 shares authorized, 39,813,382
         and 39,692,091 shares issued and outstanding,
         respectively                                                            133,388                 132,511
      Common stock, Class B nonvoting, no par value,
         11,500,000 shares authorized, none outstanding                              ---                     ---
      Retained earnings                                                          190,658                 184,732
    Unearned compensation                                                         (2,621)                 (2,697)
                                                                                --------                --------
           Total shareholders' equity                                            321,425                 314,546
                                                                                --------                --------
      Total liabilities and shareholders' equity                                $499,646                $465,224
                                                                                ========                ========

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

               (in thousands, except share and per share amounts)

                                                                             Thirteen Weeks Ended
                                                                             --------------------
                                                                       April 30,               May 1,
                                                                         2005                   2004
                                                                       ---------               ------
                                                                                            (as restated)
Net sales                                                               $382,738              $341,486

Cost of goods sold                                                       273,709               244,692
                                                                        --------              --------

     Gross profit                                                        109,029                96,794

Depreciation and amortization                                              6,643                 6,764
Selling, general and administrative
  Expenses                                                                92,195                78,912
                                                                          ------                ------

     Operating income                                                     10,191                11,118

Interest expense                                                             158                    62
                                                                          ------                ------

     Income before income taxes                                           10,033                11,056

Income taxes                                                               3,311                 3,854
                                                                          ------                ------

Net income                                                                $6,722                $7,202
                                                                          ======                ======

Net income per share:

     Basic                                                                 $ .17                 $ .18
                                                                           =====                 =====

     Diluted                                                               $ .17                 $ .18
                                                                           =====                 =====

Weighted average shares outstanding:

     Basic                                                                39,549                39,060

     Effect of dilutive stock options                                        165                   646
                                                                          ------                ------

     Diluted                                                              39,714                39,706
                                                                          ======                ======


Dividends paid per common share                                             $.02                  $.02
                                                                            ====                  ====

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                                 April 30,          May 1,
                                                                                   2005              2004
                                                                                 ---------          -------
                                                                                                 (as restated)
Cash flows from operating activities:
    Net income                                                                     $6,722           $7,202
    Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                                 6,643            6,764
      Provision for uncollectible receivables                                          12               --
      Lifo reserve increase                                                           343              367
      Deferred income taxes                                                           917              429
      Amortization of deferred compensation on
        restricted stock incentive plan                                                75               --
    Income tax benefit on exercise of stock options                                   116              121
    (Increase)decrease in assets:
         Receivables                                                                 (840)           2,845
         Inventories                                                              (22,018)         (24,308)
         Other assets                                                                 399           (1,190)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                     19,284           (1,225)
      Income taxes payable                                                          2,277            1,906
      Other noncurrent liabilities                                                    100               66
                                                                                  -------           ------
      Net cash provided by (used in) operating activities                          14,030           (7,023)
                                                                                  -------           ------

Cash flows from investing activities:
    Capital expenditures                                                           (6,116)          (8,165)
    Asset acquisition (primarily intangibles)                                      (1,340)            (475)
                                                                                   ------            ------
     Net cash used in investing activities                                         (7,456)          (8,640)
                                                                                   -------          -------

Cash flows from financing activities:
    Payments of indebtedness and capital lease obligations                           (166)            (183)
    Proceeds from revolving line of credit, net of payments                         4,750           16,061
   Proceeds from exercise of stock options                                            761              399
    Cash dividends paid                                                              (796)            (782)
                                                                                   -------          -------
   Net cash provided by financing activities                                        4,549           15,495
                                                                                   -------          -------
    Increase (decrease) in cash and cash equivalents                               11,123             (168)
    Beginning of period cash and cash equivalents                                   5,365            4,741
                                                                                   ------           -------
    End of period cash and cash equivalents                                       $16,488           $4,573
                                                                                  =======           ======

Supplemental disclosures of cash flow information:
    Interest paid                                                                   $ 143              $62
                                                                                    =====              ===
    Income taxes paid                                                               $ --            $1,400
                                                                                  =======           ======

     See accompanying notes to condensed consolidated financial statements.

                                  FRED'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Fred's, Inc. ("We", "Our" or "Us") operates as of April 30, 2005, 607 discount general merchandise stores, including 25 franchised Fred's stores, in 15 states in the southeastern United States. 265 of the stores have full service pharmacies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2005 incorporated into Our Annual Report on Form 10-K.

     The results of operations for the thirteen-week period ended April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

     As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission (the "SEC"), the Company restated its audited financial statements for the fiscal years 2003 and 2002, by means of its Form 10-K for the fiscal year ended January 29, 2005, which was filed on April 29,2005. The restatement involved accounting for leases and related property and equipment. Certain prior amounts have also been reclassified to conform to the 2005 presentation.

--------------------------------------------------------------------------------
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123R requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123R are restated. In April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that delays the compliance date for the adoption of SFAS No. 123R. The SEC's new rule will allow implementation at the beginning of the next fiscal year that begins after June 15, 2005, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS 153, management does not believe adoption will have a material impact on its results of operations or financial position.

--------------------------------------------------------------------------------
NOTE 3:  INVENTORIES
--------------------------------------------------------------------------------

     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Based upon our historical information we have not experienced any significant change in our cost valuation to date. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

     For pharmacy inventories, which are $35.1 million and $35.1 million at April 30, 2005 and January 29, 2005, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $10.1 million at April 30, 2005 and $9.7 million at January 29, 2005. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

--------------------------------------------------------------------------------
NOTE 4: INCENTIVE STOCK OPTIONS
--------------------------------------------------------------------------------

We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-option based employee compensation expense is reflected in net income because the exercise price of our incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

                                                       For the Quarter Ended
                                                           April 30, 2005                May 1, 2004
                                                           --------------                -----------
(In thousands, except per share data)                                                   (as restated)

Net income                                                  $     6,722                  $     7,202
SFAS No. 123 pro forma compensation
expense, net of income taxes                                       (168)                        (164)
                                                                   -----                        -----

SFAS No. 123 pro forma
net income                                                  $     6,554                  $     7,038
                                                            ===========                  ============

Pro forma earnings per share:
Basic                                                       $      0.17                  $      0.18

Diluted                                                     $      0.17                  $      0.18

Earnings per share, as reported:

Basic                                                       $      0.17                  $      0.18

Diluted                                                     $      0.17                  $      0.18

--------------------------------------------------------------------------------
NOTE 5:  Property and Equipment
--------------------------------------------------------------------------------

Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term or the lease of the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following illustrates the break-down of the major categories within Property and Equipment:

                                                                     April 30,              January 29,
                                                                       2005                    2005
                                                                    (unaudited)

Building and building improvements                                   $ 76,673                $ 73,830
Furniture, fixtures and equipment                                    $188,100                $180,157
Leasehold improvements                                               $ 31,769                $ 30,949
Automobiles and vehicles                                             $  5,982                $ 11,143
Airplane                                                             $  4,697                $  4,697
                                                                     --------                --------
                                                                     $307,221                $300,776

Less:  Accumulated Depreciation and
Amortization                                                        ($172,269)              ($166,322)
                                                                    ----------              ----------
                                                                     $134,952                $134,454
Construction in Progress                                             $    169                $    572
Land                                                                 $  4,276                $  4,276
                                                                     --------                --------
Total Property and Equipment, at
depreciated cost                                                     $139,397                $139,302
                                                                     ========                ========

In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company's historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Expenses for the first quarter of 2005 were favorably impacted by approximately $1.2 ($.02 per diluted share) million as a result of this change.



Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------
Executive Overview
------------------

In 2005, Fred's will continue its strategy of growth initiatives and productivity improvements. We plan to open 60 to 70 new stores and between 20 and 25 pharmacies to our chain. Our selling square footage will increase 12% to 14%. Another important roll-out will be a new refrigerated foods program, which will add a totally new merchandise category and greatly enhance the convenience of our stores. The program is planned to be a sound traffic generator while lifting our average customer transaction amount. Stores equipped with the refrigerated foods program will qualify to accept government assistance cards.

In the first quarter,  the Company opened 21 new stores. The majority of our new
store  openings  were  in  Alabama,   Georgia,   Florida,  and  South  Carolina.
Additionally, we have opened seven new pharmacies during the quarter.

We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. Our average customer transaction was approximately $18.29. In comparison, the discount dollar stores average $8 - $9 and chain drugs and mass merchants average in the range of $40 - $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.

During the year, the Company expects to see continued payback on key technology initiatives we have implemented. These initiatives include store POS systems upgrades, allocation system upgrades, and radio frequency devices in the stores to facilitate scanning in-store deliveries and correct inventory counts.

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

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------------------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company's financial condition and results of operations and require some of management's most difficult, subjective and complex judgments are described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the thirteen weeks ended April 30, 2005.

Included in ending inventory are capitalized costs of the product itself, inbound freight and duties and the costs associated with purchasing, receiving, handling, and securing the product.

Cost of merchandise sold includes the cost of the product sold, along with all costs associated with inbound freight.

Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing, and storing the product. These costs are associated with products that have been sold and no longer remain in ending inventory.


--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen Weeks Ended April 30, 2005 and May 1, 2004
---------------------------------------------------
Net sales increased to $382.7 million in 2005 from $341.5 million in 2004, an increase of $41.2 million or 12.1%. The increase was attributable to comparable store sales increases of 3.0% ($10.5 million) and sales by stores not yet included as comparable stores ($31.0 million). Sales to franchisees decreased $.3 in 2005 compared to the same quarter last year. The decrease in sales to franchised locations results primarily from the closing of one franchise store. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchises. The sales mix for the period was 34.0% Pharmaceuticals, 21.4% Household Goods, 14.0% Apparel and Linens, 11.7% Food and Tobacco, 8.3% Health and Beauty Aids, 8.3% Paper and Cleaning Supplies, and 2.3% Franchise. This compares with 33.7% Pharmaceuticals, 21.3% Household Goods, 14.0% Apparel and Linens, 11.3% Food and Tobacco, 9.0% Health and Beauty Aids, 8.1% Paper and Cleaning Supplies, and 2.6% Franchise for the same period last year.

Gross profit for the first quarter increased to 28.5% of sales in 2005 from 28.3% of sales in 2004. In the quarter, gross profit margin was unfavorably affected by the continued product mix shift toward more basic and consumable product. We believe that a major reason for the continued product mix shift has been the impact of rising fuel prices on our low-to-middle income shopper. The reduction in general merchandise initial margin was approximately .3% in the first quarter. This reduction was offset by better pharmacy margins of .4% and store shrinkage improvements of .1%.

Selling, general and administrative expenses increased to $98.8 million in 2005 from $85.7 million in 2004. Selling, general and administrative expenses increased primarily due to higher labor and advertising by $5.7 million and $1.4 million respectively, as well as increases in fuel prices of $1.5 million and utilities expenses of $.8 million. As a percentage of sales, expenses increased to 25.8% of sales compared to 25.1% of sales last year. Store operating expenses as a percentage of sales increased by 1% over the same period last year. While selling, general and administrative expenses increased in total, the pharmacy, corporate, and distribution departments experienced a favorable decrease as a percentage of sales of .30%. This favorable decrease resulted from a .07% decrease in pharmacy, .18% decrease in corporate and .05% decrease in distribution. A change made in the prior year to estimated lives of certain store fixtures from five to ten years resulted in a favorable impact on depreciation expense by approximately $1.2 million.

For the first quarter of 2005 interest expense was $.2 million compared to $.1 million in 2004. The increase in interest results from higher borrowings to fund inventory purchases coupled with higher rates than a year ago.

For the first quarter, the effective income tax rate was 33.0%, as compared to 34.9% in the first quarter of last year. We anticipate the tax rate for the remainder of the year to be in the 33% to 34% range.

The Company has updated guidance for future quarters and fiscal 2005 and currently believes that sales will increase in the range of 12% to 13% for the year. Comparable store sales are expected to increase in the range of 3% to 4% for the year. The quarterly breakdown of comparable store sales is expected to be in the ranges of 1% to 3% in the second quarter, 2% to 4% in the third quarter, and 3% to 5% in the fourth quarter. We expect earnings per diluted share to be $0.10 to $0.12 in the second quarter and have not changed the range for 2005 which has been $0.86 to $0.91, adjusted for the effects of lease accounting changes.

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

Cash flows provided by operating activities totaled $14.0 million during the thirteen-week period ended April 30, 2005. Cash was primarily used to increase inventories by approximately $22.0 million in the first quarter of 2005. This increase was primarily attributable to 21 new stores and 6 remodeled stores in the first quarter of 2005. The average store merchandise inventory decreased by 4.6% as compared to the same period last year.

Cash flows used in investing activities totaled $7.5 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($5.9 million) and for technology and other corporate expenditures ($.2 million). During the first quarter, we opened 21 stores, closed 3 stores, opened 7 pharmacies, and remodeled 6 stores. We expect to open 15 to 20 stores in the second quarter and approximately 60 to 70 stores for the year. In 2005, the Company is planning capital expenditures totaling approximately $35.7 million. Expenditures are planned totaling approximately $27.5 million for upgrades, remodels, or new stores and pharmacies; $5.1 million for technology upgrades, $3.1 million for distribution center equipment and capital maintenance. In addition the Company also plans expenditures of $2.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $30 million.

Cash flows provided by financing activities totaled $4.5 million and included $4.8 million of borrowings under the Company's revolving credit agreement for inventory needs.

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

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

Other than statements based on historical facts, many of the matters discussed in this Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred's, Inc. ("Fred's" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

Item 3.
--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have no holdings of derivative financial or commodity instruments as of April 30, 2005. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.
--------------------------------------------------------------------------------
CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

(b) Changes in Internal  Control Over  Financial  Reporting.  During the quarter ended April 30, 2005, the Company instituted procedures to remediate the material weakness in internal control that resulted from the inappropriate application of Generally Accepted Accounting Principles related to the accounting for leases (straight-line rent) and the depreciable lives of leasehold improvements (as previously disclosed by the Company in its report on internal control over financial reporting in Form 10-K for the fiscal year ended January 29, 2005). The Company will be testing these procedures over the upcoming quarters to ensure that this material weakness is remediated in the current fiscal year.

Additionally, the Company reported a material weakness in internal control in Form 10-K for the fiscal year ended January 29, 2005, related to the financial closing process. During the first fiscal quarter, the Company has implemented procedural and staff improvements as steps toward remediation of this weakness. However, additional improvements will be required over the upcoming quarters, with the intention of remediating this material weakness in the current fiscal year.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits

             Exhibits:
                31.1   Certification of Chief Executive Officer.
                31.2   Certification of Chief Financial Officer.
                32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FRED'S, INC.

                                              /s/Michael J. Hayes
                                              ---------------------------
                                              Michael J. Hayes
Date:  June 9, 2005                           Chief Executive Officer
-------------------



                                              /s/Jerry A. Shore
                                              ---------------------------
                                              Jerry A. Shore
Date:  June 9, 2005                           Chief Financial Officer
-------------------

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: June 9, 2005                                /s/ Michael J. Hayes
                                                  ------------------------------
                                                  Michael J. Hayes
                                                  Chief Executive Officer

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: June 9, 2005                                /s/ Jerry A Shore
                                                 ------------------------------
                                                 Jerry A. Shore
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                                   Exhibit 32

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13 a OR 15 (d) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND 18
                              U.S.C. SECTION 1350

Each of the undersigned hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 of Freds, Inc (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 9, 2005                                  /s/ Michael J. Hayes
                                                   ----------------------------
                                                   Michael J. Hayes
                                                   Chief Executive Officer

                                                    /s/ Jerry A. Shore
                                                   ----------------------------
                                                   Jerry A. Shore
                                                   Executive Vice President and
                                                   Chief Financial Officer