Form 10-Q
period 2005-07-30
FREDS INC
filed 2005-09-08
CIK 724571

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20002

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 30, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number 001-14565
FRED’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0634010 (I.R.S. Employer Identification No.)

4300 New Getwell Rd., Memphis, Tennessee (Address of principal executive offices)	38118 (Zip code)

(901) 365-8880 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The registrant had 39,842,737 shares of Class A voting, no par value common stock outstanding as of September 2, 2005.

FRED’S, INC.

Part 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	July 30,	January 29,
	2005	2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$18,226	$5,365
Inventories	302,651	275,365
Receivables, less allowance for doubtful accounts of $641 and $629, respectively	19,434	19,449
Other non-trade receivables	15,538	11,821
Prepaid expenses and other current assets	8,082	6,967

Total current assets	363,931	318,967
Property and equipment, at depreciated cost	142,630	139,302
Equipment under capital leases, less accumulated amortization of $3,967 and $3,722, respectively	1,000	1,245
Other noncurrent assets, net	6,760	5,710

Total assets	$514,321	$465,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,944	$70,503
Current portion of indebtedness	18	18
Current portion of capital lease obligations	622	666
Accrued expenses and other	27,674	26,708
Deferred income taxes	17,995	17,490
Income taxes payable	3,934	—

Total current liabilities	139,187	115,385

Long-term portion of indebtedness	38,336	23,181
Deferred income taxes	8,579	7,701
Capital lease obligations, long term portion	734	1,031
Other noncurrent liabilities	2,944	3,380

Total liabilities	189,780	150,678

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,825,531 and 39,692,091 shares issued and outstanding, respectively	133,568	132,511
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	193,345	184,732
Unearned compensation	(2,372)	(2,697)

Total shareholders’ equity	324,541	314,546

Total liabilities and shareholders’ equity	$514,321	$465,224

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net sales	$373,319	$340,850	$756,057	$682,336
Cost of goods sold	268,587	246,880	542,296	491,572

Gross profit	104,731	93,970	213,760	190,764
Depreciation and amortization	6,803	6,792	13,446	13,556
Selling, general and administrative expenses	92,429	82,480	184,624	161,392

Operating income	5,500	4,698	15,691	15,816
Interest expense	302	220	460	282

Income before income taxes	5,198	4,478	15,231	15,534
Provision for income taxes	1,715	1,556	5,026	5,410

Net income	$3,483	$2,922	$10,205	$10,124

Net income per share
Basic	$.09	$.07	$.26	$.26

Diluted	$.09	$.07	$.26	$.26

Weighted average shares outstanding
Basic	39,638	39,110	39,593	39,085

Effect of dilutive stock options	153	410	165	498

Diluted	39,791	39,520	39,758	39,583

Dividends per common share	$.02	$.02	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six Weeks Ended
	July 30,	July 31,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income	$10,205	$10,124
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,446	13,556
Provision for uncollectible receivables	12	—
Lifo reserve increase	727	1,174
Deferred income taxes	1,382	1,622
Amortization of deferred compensation on restricted stock incentive plan	325	42
Income tax benefit on exercise of stock options	126	335
(Increase) decrease in assets:
Receivables	(3,714)	3,569
Inventories	(28,013)	(32,193)
Other assets	(1,135)	(617)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	19,409	(8,024)
Income taxes payable	3,935	2,054
Other noncurrent liabilities	(438)	166

Net cash provided by (used in) operating activities	16,267	(8,192)

Cash flows from investing activities:
Capital expenditures	(15,499)	(18,792)
Asset acquisition (primarily intangibles)	(2,060)	(1,236)

Net cash used in investing activities	(17,559)	(20,028)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(350)	(406)
Proceeds from revolving line of credit, net of payments	15,164	29,790

Proceeds from exercise of stock options	931	925
Cash dividends paid	(1,592)	(1,566)

Net cash provided by financing activities	14,153	28,743

Increase (decrease) in cash and cash equivalents	12,861	523
Beginning of period cash and cash equivalents	5,365	4,741

End of period cash and cash equivalents	$18,226	$5,264

Supplemental disclosures of cash flow information:
Interest paid	$405	$234

Income taxes paid	$—	$1,400

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
     Fred’s, Inc. (“We”, “Our” or “Us”) operates, as of July 30, 2005, 624 discount general merchandise stores, including 25 franchised Fred’s stores, in 15 states in the southeastern United States. 270 of the stores have full service pharmacies.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2005 incorporated into Our Annual Report on Form 10-K.
     The results of operations for the Twenty-six week period ended July 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.
     As previously disclosed, the Company restated its quarterly audited financial statements for the 2004 fiscal year, by means of its Form 10-K for the fiscal year ended January 29, 2005, which was filed on April 29, 2005. The restatement involved accounting for leases and related property and equipment. Certain prior amounts have also been reclassified to conform to the 2005 presentation.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. (” SFAS No. 123R”) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123R requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123R are restated. In April 2005, the SEC announced the adoption of a new rule that delays the compliance date for the adoption of SFAS No. 123R. The SEC’s new rule will allow implementation at the beginning of the fiscal year that begins after June 15, 2005, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006. We expect that our reported results will be reduced for stock compensation charges upon implementation.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS No. 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 151, management does not believe adoption will have a material impact on its results of operations or financial position.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS No. 153, management does not believe adoption will have a material impact on its results of operations or financial position.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, management does not believe adoption will have a material impact on its results of operations or financial position.
NOTE 3: INVENTORIES
     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Based upon our historical information we have not experienced any significant change in our cost valuation to date. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.
     For pharmacy inventories, which are $35.0 million and $35.1 million at July 30, 2005 and January 29, 2005, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $10.4 million at July 30, 2005 and $9.7 million at January 29, 2005. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

NOTE 4: INCENTIVE STOCK OPTIONS
We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-option based employee compensation expense is reflected in net income because the exercise price of our incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(Amounts in thousands, except per share data)
Net income, as reported	$3,483	$2,922	$10,205	$10,124
SFAS No. 123 pro forma compensation expense, net of income taxes	(81)	(179)	(249)	(343)

SFAS No. 123 pro forma
Net income	$3,402	$2,743	$9,956	$9,781

Earnings per share, as reported:
Basic	$0.09	$0.07	$.26	$.26

Diluted	$0.09	$0.07	$.26	$.26

Pro forma earnings per share:
Basic	$0.09	$0.07	$.25	$.25

Diluted	$0.09	$0.07	$.25	$.25

NOTE 5: Property and Equipment
Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term or the lease of the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the condensed consolidated financial statements. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following illustrates the breakdown of the major categories within Property and Equipment:

	July 30,	January 29,
	2005	2005
	(unaudited)
Building and building improvements	$80,625	$75,015
Furniture, fixtures and equipment	190,547	184,145
Leasehold improvements	34,402	30,949
Automobiles and vehicles	6,092	5,970
Airplane	4,697	4,697

	$316,363	$300,776
Less: Accumulated Depreciation and Amortization	(178,400)	(166,322)

	$137,963	$134,454
Construction in Progress	391	572
Land	4,276	4,276

Total Property and Equipment, at depreciated cost	$142,630	$139,302

In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Expenses for the second quarter of 2005 were favorably impacted by approximately $1.2 ($.02 per diluted share) million and for the first six months of 2005 were favorably impacted by approximately $2.4 ($.04 per diluted share) million as a result of this change.
NOTE 6: Subsequent Event – Hurricane Katrina
Hurricane Katrina made landfall on August 29, 2005 on the Gulf Coast and caused widespread damage across Mississippi, Alabama, and Louisiana – all key states for Fred’s. We are still in the early stages of evaluating the damage from the storm and the extent of its impact on our stores, sales, and operations, in order to assess Katrina’s full financial effect.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Executive Overview
For the balance of 2005, Fred’s will continue its strategy of growth initiatives and productivity improvements. We plan to add approximately 15 to 20 new stores and between 5 to 10 pharmacies to our chain during the third quarter. We have increased our selling square footage by 5.9% during the first 6 months of 2005 and will continue to increase our selling square footage by 10% to 12% for the year. Another important rollout has been our new refrigerated foods program, which has added a totally new merchandise category in approximately 360 of our stores as of July 30, 2005. This rollout has greatly enhanced the convenience of our stores and will continue to do so as we add this program to the rest of our stores during the year. The program is planned to be a sound traffic generator while lifting our average customer transaction amount. Stores equipped with the refrigerated foods program will qualify to accept government assistance cards.
In the first six months of 2005, the Company opened 41 new stores. The majority of our new store openings were in Alabama, Georgia, Florida, and South Carolina. We have now also entered into Oklahoma. Additionally, we have opened fourteen new pharmacies during the first six months.
We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. In comparison, the discount dollar stores average $8 — $9 and chain drugs and mass merchants average in the range of $40 — $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.
During the year, the Company expects to see continued payback on key technology initiatives we have implemented. These initiatives include store point of sale systems upgrades, allocation system upgrades, and radio frequency devices in the stores to facilitate scanning in-store deliveries and correct inventory counts.
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
On August 1, 2005, the State of Tennessee initiated significant cuts to its Medicaid program, TennCare – eliminating approximately 230,000 recipients and reducing the allowed prescriptions for all other enrollees from an unlimited number to just five per month. This has had a dramatic impact on the pharmacy sales of our almost 100 stores in the state. We had understood that this change would be phased in and we planned accordingly for a gradual drop of ineligible recipients from the TennCare roll over a 12-month period. The impact of this sales loss to earnings is expected to be approximately two cents in each of the third and fourth quarters. Our customers’ needs have not vanished, however, so we are hopeful that some of this business will come back to us as alternatives to TennCare emerge.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the twenty-six weeks ended July 30, 2005.
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
RESULTS OF OPERATIONS
Thirteen Weeks Ended July 30, 2005 and July 31, 2004
Net sales increased to $373.3 million in 2005 from $340.9 million in 2004, an increase of $32.4 million or 9.5%. The increase was attributable to comparable store sales increases of .8% ($1.5 million) and sales by stores not yet included as comparable stores ($30.7 million). Sales to franchisees increased $.2 million in 2005 compared to the same quarter last year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchises. The sales mix for the period was 32.8% Pharmaceuticals, 23.0% Household Goods, 13.4% Apparel and Linens, 11.9% Food and Tobacco, 8.0% Health and Beauty Aids, 8.7% Paper and Cleaning Supplies, and 2.2% Franchise. This compares with 33.4% Pharmaceuticals, 22.1% Household Goods, 13.4% Apparel and Linens, 11.1% Food and Tobacco, 8.9% Health and Beauty Aids, 8.8% Paper and Cleaning Supplies, and 2.3% Franchise for the same period last year.
Gross profit for the second quarter increased to 28.1% of sales in 2005 from 27.6% of sales in 2004. In the current quarter, gross profit margin was favorably affected by higher pharmacy gross margin (.9%) and the reduction in double coupon expense on general merchandise sales (.4%).
Selling, general and administrative expenses increased to $99.2 million in 2005 from $89.3 million in 2004. Selling, general and administrative expenses increased primarily due to higher labor of $4.9 million and advertising of $1.0 million, as well as increases in fuel prices of $.3 million and utilities expenses of $1.0 million. Approximately $4.1 million of the increased labor costs are directly attributable to the net addition of 65 stores and 20 pharmacies when compared to last year. As a percentage of sales, expenses increased to 26.6% of sales compared to 26.2% of sales last year. On the positive side, the distribution center productivity improved by 20 basis points due to a reduction in the merchandise shipments from the warehouses to the stores and store labor improved by 30 basis points as a percentage of store sales due to better management of labor dollars to store sales. While selling, general and administrative expenses increased in total, the corporate and distribution departments remained level as a percentage of sales as compared to last year. A change made in the prior year to estimated lives of certain store fixtures from five to ten years resulted in a favorable impact on quarterly depreciation expense by approximately $1.2 million.
For the second quarter of 2005 interest expense was $.3 million compared to $.2 million in 2004. The increase in interest results from higher borrowings to fund inventory purchases coupled with higher rates than a year ago.
For the second quarter, the effective income tax rate was 33.0%, as compared to 34.7% in the second quarter of last year. We anticipate the tax rate for the remainder of the year to be in the 33% to 34% range.
The Company has previously provided updated guidance for future quarters and fiscal 2005 during its second quarter conference call. However, due to the impact of Hurricane Katrina the Company will be assessing the full financial impact and this guidance should not be relied upon.
Twenty-six Weeks Ended July 30, 2005 and July 31, 2004
Net sales increased to $756.1 million in 2005 from $682.3 million in 2004, an increase of $73.8 million or 10.8%. The increase was attributable to comparable store sales increases of 2.1% ($11.2 million) and sales by stores not yet included as comparable stores ($62.7 million). Sales to franchisees decreased $0.1 million in 2005. The sales mix for the period was 33.4% Pharmaceuticals, 22.2% Household Goods, 13.7% Apparel and Linens, 11.8% Food and Tobacco, 8.2% Health and Beauty Aids, 8.5% Paper and Cleaning Supplies, and 2.2% Franchise. This compares with 33.5% Pharmaceuticals, 21.7% Household Goods, 13.7% Apparel and Linens, 11.2% Food and Tobacco, 9.0% Health and Beauty Aids, 8.4% Paper and Cleaning Supplies, and 2.5% Franchise for the same period last year. For the year to date period we opened 41 new stores and 14 new pharmacies and we closed five stores and two pharmacies.
Gross profit increased to 28.3% of sales in 2005 compared with 28.0% of sales in the prior-year period. Gross profit margin was favorably affected by higher pharmacy gross margin (.6%) and the reduction in double coupon expense on general merchandise sales (.3%).
Selling, general and administrative expenses increased to $198.1 million in 2005 from $174.9 million in 2003. As a percentage of sales, expenses increased to 26.2% of sales compared to 25.6% of sales last year. The increase is primarily due to increases in store and pharmacy expenses (.8%) as a percent of sales offset by productivity gains in the distribution centers (.2%).

For the first six months of 2005, we incurred interest expense of $0.5 million as compared to interest expense of $0.3 million last year. The difference primarily resulted from increased borrowing related to inventory purchases and new store growth.
For the first six months of 2005, the effective income tax rate was 33.0%, compared with 34.8% for last year. We anticipate the tax rate for the balance of the year to remain in the 33% to 34% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash flows provided by operating activities totaled $16.3 million during the twenty-six week period ended July 30, 2005. Cash was primarily used to increase inventories by approximately $28.0 million in the first six months of 2005. This increase in inventory was primarily attributable to 41 new stores and 9 remodeled stores in the first six months of 2005 and the Company increased store square footage by 12.1% over the same period last year. Accounts payable and accrued liabilities increased by approximately $19.4 million in the first 6 months of 2005 due to the increase in inventory and the number of stores.
Cash flows used in investing activities totaled $17.6 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($16.8 million) and for technology and other corporate expenditures ($.8 million). During the first six months of 2005, we opened 41 stores, closed 5 stores, opened 14 pharmacies, closed 2 pharmacies and remodeled 9 stores. We expect to open 15 to 20 stores in the third quarter and approximately 60 stores for the year. In 2005, the Company is planning capital expenditures totaling approximately $35.7 million. Expenditures are planned totaling approximately $27.5 million for upgrades, remodels, or new stores and pharmacies; $5.1 million for technology upgrades, $3.1 million for distribution center equipment and capital maintenance. In addition the Company also plans expenditures of $2.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $30 million.
Cash flows provided by financing activities totaled $14.2 million and included $15.2 million of borrowings under the Company’s revolving credit agreement for inventory needs. On July 29, 2005 the Company and Regions Bank, successor in interest to Union Planters, entered into a Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated April 3, 2000 to increase the commitment from the bank from $40 million to $50 million and to extend the term until July 31, 2009.
We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Other than statements based on historical facts, many of the matters discussed in this Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred’s, Inc. (“Fred’s” or the “Company”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
O	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

O	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

O	Continued availability of capital and financing;

O	Competitive factors;

O	Changes in reimbursement practices for pharmaceuticals;

O	Governmental regulation;

O	Increases in fuel and utility rates;

O	Other factors affecting business beyond our control and;

O	Impact of Hurricane Katrina.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of July 30, 2005. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Loan and Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
Item 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports, subject to the effectiveness of the Company’s internal control over financial reporting.
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
Additionally, the Company reported a material weakness in internal control in Form 10-K for the fiscal year ended January 29, 2005, related to the financial closing process. The Company continued in the 2nd quarter to implement procedural and staff improvements as steps toward remediation of this weakness. However, additional improvements will be required over the upcoming quarters, with the intention of remediating this material weakness in the current fiscal year.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s first six months that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders of Fred’s, Inc. was held on June 15, 2005. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, Thomas H. Tashjian, N. Mary McNabb and Gerald E. Thompson were elected as directors of the Company. The shareholders also ratified the appointment of BDO Seidman, LLC as registered public accounting firm for the fiscal year ending January 28, 2006.
     The results of the voting were as follows:

		Abstain/
	For	Against	Withheld	Broker Non-Vote
Election of Directors:
Michael J. Hayes	35,656,823		1,771,658	2,384,900
John R. Eisenman	35,746,076		1,682,405	2,384,900
Roger T. Knox	35,272,409		2,156,072	2,384,900
John D. Reier	35,751,010		1,677,471	2,384,900
Thomas H. Tashjian	36,225,037		1,203,444	2,384,900
N. Mary McNabb	36,296,882		1,131,599	2,384,900
Gerald E. Thompson	36,301,394		1,127,087	2,384,900

Appointment of
BDO Seidman, LLP	37,137,969	285,536	2,389,876
Item 6. Exhibits

Exhibits:
10.18	“Sixth Modification Agreement of the Revolving Loan and Credit Agreement” dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
/s/Michael J. Hayes
Michael J. Hayes
Date: September 7, 2005	Chief Executive Officer

/s/Jerry A. Shore
Jerry A. Shore
Date: September 7, 2005	Chief Financial Officer