Form 10-Q
period 2005-10-29
FREDS INC
filed 2005-12-08
CIK 724571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 29, 2005.
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had 39,856,500 shares of Class A voting, no par value common stock outstanding as of December 2, 2005.

FRED’S, INC.

Part 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 29,	January 29,
	2005	2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$19,306	$5,365
Inventories	342,628	275,365
Receivables, less allowance for doubtful accounts of $686 and $629, respectively	18,876	19,449
Other non-trade receivables	15,831	11,821
Prepaid expenses and other current assets	11,660	6,967

Total current assets	408,301	318,967
Property and equipment, at depreciated cost	140,140	139,302
Equipment under capital leases, less accumulated amortization of $4,089 and $3,722, respectively	878	1,245
Other noncurrent assets, net	8,126	5,710

Total assets	$557,445	$465,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,698	$70,503
Current portion of indebtedness	585	18
Current portion of capital lease obligations	588	666
Accrued expenses and other	36,963	26,708
Deferred income taxes	18,388	17,490
Income taxes payable	4,854	—

Total current liabilities	167,076	115,385

Long-term portion of indebtedness	42,619	23,181
Deferred income taxes	10,124	7,701
Capital lease obligations, long term portion	596	1,031
Other noncurrent liabilities	6,349	3,380

Total liabilities	226,764	150,678

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,838,548 and 39,692,091 shares issued and outstanding, respectively	134,057	132,511
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	198,897	184,732
Unearned compensation	(2,273)	(2,697)

Total shareholders’ equity	330,681	314,546

Total liabilities and shareholders’ equity	$557,445	$465,224

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net sales	$376,754	$349,139	$1,132,811	$1,031,475
Cost of goods sold	267,942	247,890	810,238	739,462

Gross profit	108,812	101,249	322,573	292,013
Depreciation and amortization	7,073	8,005	20,519	21,561
Selling, general and administrative expenses	91,878	82,154	276,502	243,546

Operating income	9,861	11,090	25,552	26,906
Interest income	(47)	—	(47)	—
Interest expense	307	260	767	542

Income before income taxes	9,601	10,830	24,832	26,364
Provision for income taxes	3,280	3,414	8,306	8,824

Net income	$6,321	$7,416	$16,526	$$17,540

Net income per share
Basic	$.16	$.19	$.42	$.45

Diluted	$.16	$.19	$.42	$.44

Weighted average shares outstanding
Basic	39,661	39,220	39,616	39,130

Effect of dilutive stock options	98	297	145	455

Diluted	39,759	39,517	39,761	39,585

Dividends per common share	$.02	$.02	$.06	$.06

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-nine Weeks Ended
	October 29,	October 30,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income	$16,526	$17,540
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,519	21,561
Provision for uncollectible receivables	57	—
Lifo reserve increase	1,447	1,314
Deferred income taxes	3,321	3,466
Amortization of unearned compensation	424	59
Net expense related to equity-based compensation	13	—
Income tax benefit on exercise of stock options	131	407
(Increase) decrease in assets:
Receivables	(3,494)	(432)
Inventories	(68,710)	(79,837)
Other assets	(4,713)	(2,172)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	45,451	18,038
Income taxes payable	4,854	3,551
Other noncurrent liabilities	2,970	(35)

Net cash provided by (used in) operating activities	18,796	(16,540)

Cash flows from investing activities:
Capital expenditures	(19,375)	(25,980)
Asset acquisitions (primarily intangibles)	(4,012)	(1,419)

Net cash used in investing activities	(23,387)	(27,399)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(527)	(586)
Proceeds from revolving line of credit, net of payments	18,886	46,264
Proceeds from term loan, net of payments	1,133	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	1,429	1,175
Cash dividends paid	(2,389)	(2,352)

Net cash provided by financing activities	18,532	44,501

Increase (decrease) in cash and cash equivalents	13,941	562
Beginning of period cash and cash equivalents	5,365	4,741

End of period cash and cash equivalents	$19,306	$5,303

Supplemental disclosures of cash flow information:
Interest paid	$641	$452

Income taxes paid	$—	$1,400

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
     Fred’s, Inc. (“We”, “Our” or “Us”) operates, as of October 29, 2005, 635 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 273 of the stores have full service pharmacies.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals, except as set forth in Note 6) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2005 incorporated into Our Annual Report on Form 10-K.
     The results of operations for the thirty-nine week period ended October 29, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.
     As previously disclosed, the Company restated previously reported financial statements for the quarterly periods of its 2004 fiscal year, by means of its Form 10-K for the fiscal year ended January 29, 2005, which was filed on April 29, 2005. The restatement involved accounting for leases and related property and equipment. Certain prior amounts have also been reclassified to conform to the 2005 presentation.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123R requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123R are restated. In April 2005, the SEC announced the adoption of a new rule that delays the compliance date for the adoption of SFAS No. 123R. The SEC’s new rule will allow implementation at the beginning of the fiscal year that begins after June 15, 2005, with early adoption permitted. The Company intends to adopt SFAS No. 123R in 2006. We expect that our reported results will be reduced for larger stock compensation charges after adoption.
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
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, management does not believe adoption will have an immediate material impact on its results of operations or financial position.
     In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As discussed in Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, the Company has already adopted this accounting guidance based on the letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants in February 2005.
NOTE 3: INVENTORIES
     Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Based upon our historical information, we have not experienced any significant change in our cost valuation to date. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.
     For pharmacy inventories, which are $35.3 million and $35.1 million at October 29, 2005 and January 29, 2005, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $11.2 million at October 29, 2005 and $9.7 million at January 29, 2005. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(Amounts in thousands, except per share data)
Net income, as reported	$6,321	$7,416	$16,526	$17,540
Deduct:
SFAS No. 123 pro forma compensation expense, net of income taxes	(87)	(258)	(336)	(601)

SFAS No. 123 pro forma Net income	$6,234	$7,158	$16,190	$16,939

Earnings per share, as reported:
Basic	$0.16	$0.19	$.42	$.45

Diluted	$0.16	$0.19	$.42	$.44

Pro forma earnings per share:
Basic	$0.16	$0.18	$.41	$.43

Diluted	$0.16	$0.18	$.41	$.43

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

	October 29,	January 29,
	2005	2005
	(unaudited)
Building and building improvements	$78,773	$75,015
Furniture, fixtures and equipment	193,631	184,145
Leasehold improvements	36,240	30,949
Automobiles and vehicles	6,143	5,970
Airplane	4,697	4,697

	319,484	300,776

Less: Accumulated Depreciation and Amortization	(184,175)	(166,322)

	135,309	134,454
Construction in Progress	555	572
Land	4,276	4,276

Total Property and Equipment, at depreciated cost	$140,140	$139,302

     In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Expenses for the third quarter of 2005 were favorably impacted by approximately $1.1 million ($.02 per diluted share) and for the first nine months of 2005 were favorably impacted by approximately $3.5 million ($.06 per diluted share) as a result of this change.
NOTE 6: Contract Renewal with Primary Pharmaceutical Wholesaler
During the quarter ended October 29, 2005, the Company renewed its contract with its primary pharmaceutical wholesaler, AmerisourceBergen Corporation. As noted in prior public filings, the renewal of this contract would, and did impact the Company’s financial statements because of the application of the provisions of EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The effect on the financial statements, which occurred during the third quarter, was a deferral of the associated rebates against cost of sales of $2.2 million pretax (estimated at $0.03 per diluted share, after tax). This change in timing had no effect on cash flow for the quarter. While the contract was not due to mature until January 31, 2006, the renewal terms were positive to overall earnings for the quarter and will benefit the Company through better pricing.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Executive Overview
Throughout 2005, Fred’s has continued its strategy of growth initiatives and productivity improvements. In the first nine months of 2005, the Company opened 56 new stores. The majority of our new store openings were in Alabama, Georgia, North Carolina, and South Carolina. We have now also entered into Oklahoma. Additionally, we have opened seventeen new pharmacies during the first nine months. We plan to add approximately 10 new stores and approximately 5 pharmacies to our chain during the fourth quarter. We have increased our selling square footage by 9% during the first 9 months of 2005 and will continue to increase our selling square footage to 10% to 12% for the year.
We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive elements of a discount dollar store, drug store and mass merchant. In comparison, the discount dollar stores average $8 — $9 and chain drugs and mass merchants average in the range of $40 — $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.
During the year, the Company has seen continued payback on key technology initiatives we have implemented. These initiatives include store point of sale systems upgrades, allocation system upgrades, and radio frequency devices in the stores to facilitate scanning in-store deliveries and correct inventory counts.
We completed our new refrigerated foods program, which has added a totally new merchandise category in our stores. The rollout of the coolers was completed under budget. This rollout greatly enhanced the convenience of our stores. The program is seen as a sound traffic generator while lifting our average customer transaction amount. Stores equipped with the refrigerated foods program accept government assistance cards.
We will be investing in more aggressive television and radio advertising in the fourth quarter to help drive sales in our highly competitive market. Radio advertising began in September and will run for approximately six months across all markets. Television advertising ran the last week of October and will run in November to highlight special items. We estimate advertising expenses will increase 10 basis points as a percentage of sales in 2005, with a similar increase in 2006.
Inventories increased approximately 7.7%, essentially in-line with sales growth. However, on a per store average basis, inventory levels are down 6% year-over-year. This increase in the overall inventory level relates to elevated levels at the distribution centers to support new allocation and sorting programs. Improvements in purchasing and more effective inventory systems have helped to minimize inventory throughout the stores over the past three quarters. Inventory turns in the third quarter were at 3.7 times (versus 3.6 times in the prior year’s third quarter) and are expected to improve to 3.9 times by year-end.
Our business is subject to seasonal influences, but has tended to experience less seasonal fluctuation than many other retailers due to the mix of everyday basic merchandise and pharmacy business. Our fiscal fourth quarter is typically the most profitable quarter because it includes the Christmas selling season. However, the overall strength of the fourth quarter is partially mitigated by the inclusion of the month of January, which is generally the least profitable month of the year.
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
On August 1, 2005, the State of Tennessee initiated significant cuts to its “TennCare” Medicaid program, eliminating approximately 230,000 recipients and reducing the allowed prescriptions for all other enrollees from an unlimited number to just five per month. This has had a dramatic impact on the pharmacy sales of our almost 100 stores in the state. We had understood that this change would be phased in and we planned accordingly for a gradual drop of ineligible recipients from the TennCare roll over a 12-month period. The impact of this sales loss to earnings was approximately two cents per share in the third quarter, and we expect the effect to be approximately two cents per share in the fourth quarter. However, our customers’ needs have not vanished; so, we are hopeful that some of this business will come back to us as alternatives to TennCare emerge.
During the quarter ended October 29, 2005, Hurricanes Katrina and Rita impacted the Gulf Coast, affecting a large part of our service area. The storms caused the temporary closure of up to 90 stores for up to 10 days at the peak of Hurricane Katrina, and resulted in the complete destruction of 3 stores. The stores that were destroyed are being re-built and will be open for business in the near future.
The most significant losses caused by the storms were inventory and fixed assets, in the form of store fixtures and improvements. These losses were partially offset by insurance proceeds, and the Company expects to record additional insurance proceeds as they are received. While business interruption was experienced during the storms, the Company did not record any business interruption proceeds during the quarter, and will not do so until the business interruption claims are substantially settled.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of the application of EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, to our renewal contract with our primary pharmaceutical wholesaler, as mentioned in Note 6, there have been no material changes in the application of our critical accounting policies during the thirty-nine weeks ended October 29, 2005.
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
RESULTS OF OPERATIONS
Thirteen Weeks Ended October 29, 2005 and October 30, 2004
Net sales increased to $376.8 million in the third quarter of 2005 from $349.1 million in 2004, an increase of $27.7 million or 7.9%. This increase was attributable to sales by stores not yet included as comparable stores ($29.0 million) and an increase in sales to franchisees ($.7 million), offset by a decrease in comparable store sales of 1.0% ($2.0 million). Contributing factors to the comparable store sales decrease were the continued effect of TennCare cuts in our Tennessee market and the hurricanes on the Gulf Coast. It is anticipated that the franchise business will continue to decline as a percentage of total Company sales because the Company has not added and does not intend to add any additional franchises. The sales mix for the 2005 period was 31.6% Pharmaceuticals, 21.3% Household Goods, 13.5% Food and Tobacco, 13.3% Apparel and Linens, 9.3% Paper and Cleaning Supplies, 8.6% Health and Beauty Aids, and 2.4% Franchise. This compares with 34.1% Pharmaceuticals, 20.1% Household Goods, 13.2% Apparel and Linens, 11.9% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 9.1% Health and Beauty Aids, and 2.4% Franchise for the same period last year.
Gross profit for the third quarter decreased to 28.9% of sales in 2005 from 29.0% of sales in 2004. However, excluding the effect of the EITF 02-16 deferral (as mentioned in Note 6) of approximately $2.2 million (.6%), our gross margin would have increased when compared to the same period last year. The unfavorable effect of the EITF 02-16 deferral was partially offset by higher pharmacy gross margin (.1%) and the reduction in double coupon expense (.4%) on general merchandise sales. The EITF 02-16 deferral is a timing issue and will positively impact our margins in subsequent quarters.
Selling, general and administrative expenses increased to $99.0 million in 2005 from $90.1 million in 2004. Selling, general and administrative expenses increased primarily due to higher labor of $4.2 million, additional cost related to the hurricanes of approximately $1.0 million, increases in fuel prices of $.5 million and utilities expenses of $1.7 million. Approximately $3.5 million of the increased labor costs are directly attributable to the net addition of 62 stores and 19 pharmacies when compared to last year, with approximately $.7 million at corporate. As a percentage of sales, expenses increased to 26.3% of sales compared to 25.8% of sales last year. On the positive side, the distribution center productivity improved by 15 basis points due to a reduction in the merchandise shipments from the warehouses to the stores and store labor improved by 70 basis points as a percentage of store sales due to better management of labor dollars. A change made in the prior year to estimated lives of certain store fixtures from five to ten years resulted in a favorable impact on quarterly depreciation expense by approximately $1.1 million.
For the third quarter of 2005 interest expense was $.3 million, the same as third quarter 2004. Higher interest rates were mitigated by reductions in borrowings.
For the third quarter of 2005, the effective income tax rate was 34.2%, as compared to 31.5% in the third quarter of last year. We anticipate the tax rate for the full 2005 fiscal year to be in the 33% to 34% range.

Thirty-nine Weeks Ended October 29, 2005 and October 30, 2004
Net sales increased to $1,132.8 million in 2005 from $1,031.5 million in 2004, an increase of $101.3 million or 9.8%. The increase was attributable to comparable store sales increases of 1.0% ($6.9 million), sales by stores not yet included as comparable stores ($93.9 million) and sales to franchisees ($0.5 million). The sales mix for the 2005 period was 32.6% Pharmaceuticals, 22.2% Household Goods, 13.6% Apparel and Linens, 12.3% Food and Tobacco, 8.7% Paper and Cleaning Supplies, 8.3% Health and Beauty Aids, and 2.3% Franchise. This compares with 33.7% Pharmaceuticals, 21.2% Household Goods, 13.5% Apparel and Linens, 11.5% Food and Tobacco, 9.0% Health and Beauty Aids, 8.7% Paper and Cleaning Supplies, and 2.4% Franchise for the same period last year. For the 2005 year to date period we opened 56 new stores and 17 new pharmacies and we closed eight stores and two pharmacies.
Gross profit increased to 28.5% of sales in 2005 compared with 28.3% of sales in the prior-year period. For the first nine months of 2005, gross profit margin was favorably affected by the reduction in double coupon expense on general merchandise sales (.5%). However, the positive effect was partially offset by the effect of the EITF 02-16 deferral (as mentioned in Note 6) of approximately $2.2 million (.4%).
Selling, general and administrative expenses increased to $297.0 million in 2005 from $265.1 million in 2004. As a percentage of sales, expenses increased to 26.2% compared to 25.7% last year. The increase is primarily due to increases in store and pharmacy expenses (.7%), principally wages, as a percent of sales offset by productivity gains in the distribution centers (.2%).
For the first nine months of 2005, we incurred interest expense of $0.7 million as compared to interest expense of $0.5 million in last year’s comparable period. The difference primarily resulted from higher interest rates and borrowings associated with new store growth.
For the first nine months of 2005, the effective income tax rate was 33.5%, the same as last year. We anticipate the tax rate for the full 2005 fiscal year to remain in the 34% to 35% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash flows provided by operating activities totaled $18.8 million during the thirty-nine week period ended October 29, 2005. Cash was primarily used to increase inventories by approximately $68.7 million in the first nine months of 2005. This increase in inventory was primarily attributable to 56 new stores and 9 remodeled stores in the first nine months of 2005. The Company increased store square footage by 11.0% over the same period last year. Accounts payable and accrued liabilities increased by approximately $45.5 million in the first nine months of 2005 due to the increase in inventory and the number of stores.
Cash flows used in investing activities for the 2005 year to date activity totaled $23.4 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($21.2 million) and for technology and other corporate expenditures ($2.2 million). During the first nine months of 2005, we opened 56 stores, closed 8 stores, opened 17 pharmacies, closed 2 pharmacies and remodeled 9 stores. We expect to open approximately 10 stores in the fourth quarter and approximately 66 stores for the year.
During the fourth quarter of 2005, the Company is planning capital expenditures totaling approximately $5.1 million, including approximately $3.2 million for store upgrades, remodels, or new stores and pharmacies; $.8 million for technology upgrades, $.4 million for distribution center equipment and improvements and approximately $.7 million for the acquisition of customer lists and other pharmacy related items. For 2005, the Company is planning capital expenditures totaling approximately $28.5 million, including approximately $20.8 million for store upgrades, remodels, or new stores and pharmacies; $1.6 million for technology upgrades; $1.4 million for distribution center equipment and improvements and approximately $4.7 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for the year will be approximately $28 to $29 million.
Cash flows provided by financing activities totaled $18.5 million and included $18.9 million of borrowings under the Company’s revolving credit agreement for inventory needs. There were $42.0 million in borrowings outstanding at October 29, 2005 and $23.1 million in borrowings outstanding at January 29, 2005.
As previously mentioned, a major strategic initiative of the Company throughout the course of 2005 has been the installation of coolers to support our refrigerated foods program. By the end of the third quarter, the installation of the program was completed with approximately 585 stores being equipped with coolers, at an average cost of approximately $13,000 per store. During the third quarter the Company finalized a seventy-two month operating lease with Bank of America Leasing, which covers substantially all of the coolers installed to date.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

o	Weather anomalies that impact our ability to operate our facilities and stores;

o	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

o	Continued availability of capital and financing;

o	Competitive factors;

o	Changes in reimbursement practices for pharmaceuticals;

o	Governmental regulation;

o	Increases in fuel and utility rates;

o	Other factors affecting business beyond our control and;
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of October 29, 2005. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Loan and Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
Item 4.
CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports, subject to the effectiveness of the Company’s internal control over financial reporting.
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
Additionally, the Company reported a material weakness in internal control in its Form 10-K for the fiscal year ended January 29, 2005, related to the financial closing process. The Company continued in the 3rd quarter to implement procedural and staff improvements as steps toward remediation of this weakness. However, additional improvements will be required in the fourth quarter, with the intention of remediating this material weakness in the current fiscal year.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s first nine months that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
     Exhibits:
10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred’s Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred’s Stores of Tennessee, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

/s/ Michael J. Hayes

Michael J. Hayes
Date: December 7, 2005	Chief Executive Officer

/s/ Jerry A. Shore

Jerry A. Shore
Date: December 7, 2005	Chief Financial Officer