Form 10-K
period 2006-01-28
FREDS INC
filed 2006-04-13
CIK 724571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-14565
FRED’S, INC.
(Exact Name of Registrant as Specified in its Charter)

TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
4300 New Getwell Road
MEMPHIS, TENNESSEE 38118
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (901) 365-8880
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each Class
Class A Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                                 No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on July 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $653 million.
As of March 31, 2006, there were 39,906,030 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of March 31, 2006, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2006 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference.
With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.
Cautionary Statement Regarding Forward-looking Information
Other than statements based on historical facts, many of the matters discussed in this Form 10-K relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred’s Inc. (“Fred’s” or the “Company”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
°	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

°	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

°	Continued availability of capital and financing;

°	Competitive factors;

°	Changes in reimbursement practices for pharmaceuticals;

°	Governmental regulation;

°	Increases in fuel and utility rates;

°	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” herein.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
PART I
ITEM 1: Business
General
Fred’s, founded in 1947, operates 621 (as of January 28, 2006) discount general merchandise stores in fifteen states primarily in the southeastern United States. Fred’s stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred’s stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 275 of the Company’s stores. The Company also markets goods and services to 24 franchised “Fred’s” stores. The Company is headquartered in Memphis, Tennessee.
Fred’s stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred’s” label products and lower priced off-brand products. Fred’s management believes its customers shop Fred’s stores as a result of their convenient locations and sizes, everyday low prices on key products and regularly advertised departmental promotions and seasonal specials. Fred’s stores have average selling space of 15,269 square feet and had average sales of $2,796,000 in fiscal 2005. No single store accounted for more than 1.0% of net sales during fiscal 2005.
Business Strategy
The Company’s strategy is to meet the general merchandise and pharmacy needs of the small- to medium- sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:
Wide variety of frequently purchased, basic merchandise - Fred’s combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 275 of its stores.
Discount prices - The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an Everyday Low Pricing program that focuses on strong values daily, while minimizing the Company’s reliance on promotional activities. As part of this strategy, Fred’s maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.
Convenient shopper-friendly environment - Fred’s stores are typically located in convenient shopping and/or residential areas. Approximately 33% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred’s stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts. In 2005, we added refrigerated foods to our stores and complimented with 275 pharmacies, we now offer a full selection of merchandise to our customer.
Expansion Strategy — The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.
Fred’s opened 65 stores in 2005 and closed seven stores, and anticipates a net increase of 60 to 70 new stores in 2006. The majority of new stores opened in 2005 were located in Alabama, Georgia, Texas and North Carolina. The Company’s new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $575,000 for inventory, furniture, fixtures, equipment and leasehold improvements. The Company has 25 stand-alone “Xpress” locations which sell only pharmaceuticals and other health and beauty related items. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. During 2005, the Company opened six Xpress locations and closed three locations. During 2006, the Company anticipates opening five to ten new Xpress locations. It is the Company’s intent to expand these locations into full size Fred’s locations as market conditions permit.
The Company believes that its pharmaceuticals business will continue to be a significant growth area. In 2005, the Company added 20 new pharmacies and closed 3 pharmacies. During 2006, the Company anticipates adding 20 to 25 additional pharmacies. Approximately 44% of Fred’s stores as of January 28, 2006 contain a pharmacy and sell prescription drugs. The Company’s primary mechanism for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred’s, thereby providing continuity in the pharmacist-patient relationship.
The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2001	2002	2003	2004	2005

Stores open at beginning of period	320	353	414	488	563
Stores opened/acquired during period	33	62	79	81	65
Stores closed during period	0	(1)	(5)	(6)	(7)

Stores open at end of period	353	414	488	563	621

Number of stores with pharmacies at end of period	202	216	241	258	275

Square feet of selling space at end of period (in thousands)	5,072	6,000	7,134	8,270	9,091

Average square feet of selling space per store	14,187	14,435	15,166	15,267	15,269

Franchise stores at end of period	26	26	26	25	24

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
Management believes that Fred’s has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred’s stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed in over approximately 59 years of operation by the Company and its predecessors, enables the Company to compete effectively in its region.
Purchasing
The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the General Merchandise Manager through three Vice Presidents-Merchandising who are supported by a staff of 21 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin returns on inventory controlled by each individual buyer. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The merchandising department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The merchandise department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions. The Company has purchased approximately 11% of the Company’s total purchases for the years 2005, 2004, and 2003 from Procter and Gamble. Excluding the purchases made from our pharmaceutical supplier, no other supplier accounted for more than 3% of the Company’s purchases for the years 2005, 2004, and 2003. The Company believes that adequate alternative sources of products are available for these categories of merchandise.
During 2005, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2005, 2004, and 2003 approximately 36%, 38%, and 34%, respectively of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.
Sales Mix
The Company’s sales, which occur through Company owned stores and to franchised Fred’s stores, constitute a single reportable operating segment.
The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Pharmaceuticals	31.3%	32.6%	32.4%
Household Goods	25.0%	23.7%	23.6%
Apparel and Linens	13.8%	14.1%	14.2%
Food and Tobacco Products	11.2%	10.7%	10.2%
Health and Beauty Aids	8.0%	8.6%	8.8%
Paper and Cleaning Supplies	8.5%	8.0%	8.1%
Sales to Franchised Fred’s Stores	2.2%	2.3%	2.7%

Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2005, the average customer transaction size for comparable stores was approximately $17.91, and the number of customer transactions totaled approximately 87 million. The average transaction size was approximately $17.98 in 2004 and $17.78 in 2003.
The private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales for the years 2005, 2004, and 2003. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-

testing program is used for substantially all of the Company’s private label products.
The Company sells merchandise to its 24 franchised “Fred’s” stores. These sales during the last three years totaled approximately $34.8 million in 2005, $33.3 million in 2004, and $34.8 million in 2003. Franchise and other fees earned totaled approximately $1.9 million in 2005, $1.9 million in 2004, and $2.0 million in 2003. These fees represent a reimbursement for use of the Fred’s name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company’s total revenues.
Advertising and Promotions
Advertising and promotion costs represented approximately 1.4 % of net sales in 2005, and 1.3% in 2004, and 2003. The Company uses direct mail, television, radio and 14 major newspaper-advertising circulars, one at the first of each month and two during the Christmas season. The Company utilizes 20 page full-color circulars coordinated by an internal advertising staff to promote its merchandise, special promotional events and a discount retail image.
The Company’s buyers have discretion to mark down slow moving items. The Company runs regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases. Store managers have the flexibility to tailor the price structure at their particular store to meet competitive conditions within each store’s marketing area.
Store Operations
All Fred’s stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred’s store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company’s 37 district managers supervise the management and operation of Fred’s stores.
Fred’s operates 275 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that in-store pharmacies in addition to the 40 merchandise departments increase customer traffic and repeat visits and are an integral part of the store’s operation.
The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. Various factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.
Inventory Control and Distribution
Inventory Control
The Company’s computerized central management information system (known as “AURORA,” which stands for Automation Utilizing Replenishment Ordering and Receiving Accuracy) maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by in-store point-of-sale (“POS”) cash registers, which capture SKU and other data at the time of sale for daily transmission to the Company’s central data processing center. The merchandise system uses the data received from the stores to provide for integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. The Company conducts annual inventory counts at all Fred’s stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to insure replenishment accuracy in the merchandise system.
Distribution
As of January 28, 2006, the Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee that services 335 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 310 stores (see “Properties” below). Approximately 52% of the merchandise received by Fred’s stores in 2005 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The warehouse management system provides complete warehouse functionality such as conveyor control, picking and put-away processes by using portable radio-frequency terminals. This system is integrated with the Company’s central information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts through out the year to insure accuracy within the warehouse management system.
Seasonality
The Company’s business is somewhat seasonal in that the Company’s sales volume is heavier around the 1st of the calendar month. Many of the customers shopping at Fred’s stores rely on government aid, social security, and other means that are typically paid at the 1st of the month. These payment cycles coupled with the distribution of our newspaper-advertising circular are major factors in more sales earlier in the calendar month. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter, coincident with the holiday shopping season. The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter. All of the quarters below are comprised of 13 weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
For the year ended:
January 28, 2006
Net sales	24.1%	23.5%	23.7%	28.7%
Gross profit	24.3%	23.4%	24.3%	28.0%
Operating profit	25.4%	13.7%	24.6%	36.3%
Net income	25.8%	13.3%	24.2%	36.7%

January 29, 2005
Net sales	23.7%	23.6%	24.2%	28.5%
Gross profit	23.9%	23.2%	25.0%	27.9%
Operating profit	28.2%	11.9%	28.1%	31.8%
Net income	25.8%	10.4%	26.5%	37.3%

January 31, 2004
Net sales	23.9%	23.2%	23.9%	29.0%
Gross profit	23.9%	23.1%	24.8%	28.2%
Operating profit	23.7%	12.9%	27.5%	35.9%
Net income	23.3%	12.8%	26.8%	37.1%

Employees
At January 28, 2006, the Company had approximately 10,370 full-time and part-time employees, comprised of 1,035 corporate and distribution center employees and 9,335 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by the UNITE-HERE union pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2005. The Company believes that it continues to have good relations with all of its employees.
GOVERNMENT REGULATION
As a publicly traded Company, we are subject to numerous federal securities law and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations promulgated by the SEC, and the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.
Each of our locations must comply with regulations adopted by federal and state agencies regarding licensing, health, sanitation, safety, fire and other regulations. In addition, we must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We must also comply with provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that our stores be accessible to customers with disabilities. The Company’s pharmacy businesses, in particular, are subject to extensive federal and state laws and regulations.
Licensure and Regulation of Retail Pharmacies
There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPA”). Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance.
As a provider of Medicare prescription drug plan benefits, we are subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In the future we may also be subject to various state insurance laws and regulations in connection with the Company’s pharmacy operations.
Future Healthcare Initiatives
Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company’s pharmacy operations or what the effect of such legislation or regulations may be.
Substantial Compliance
The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.
Available Information
Our website address is http://www.fredsinc.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed or furnished to the SEC.
ITEM 1A. RISK FACTORS
Investors are encouraged to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to Fred’s securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of Fred’s securities could decline, and investors might lose all or part of their investment.
The Company’s business is somewhat seasonal.
The Company realizes a significant portion of its net sales and net income during the Christmas selling season in the fourth quarter. Our inventories and short-term borrowings increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms. If for any reason our fourth quarter results were substantially below expectations, the Company’s profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.
The Company operates in a competitive industry.
The Company is in a highly competitive sector of the discount retail merchandise business. This competitive environment subjects the Company to the risk of reduced profitability because of the lower prices, and the lower margins, required to maintain the Company’s competitive position. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores, some of whom may have greater resources than the Company. This competitive environment subjects the Company to various risks, including the ability to continue to provide competitive priced merchandise to our customers that will allow the Company to maintain profitability and continue its store growth. Some of the Company’s competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and the Company’s results of operations could be adversely affected if the Company does not respond effectively to these efforts.
Changes in third-party reimbursements, including government programs could affect our business.
A significant portion of the Company’s sales is funded by federal and state government and private insurance plans. For the year ended January 28, 2006 and January 29, 2005 approximately 31% and 33% of our sales were derived from pharmaceutical sales. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.
Changes in consumer demand and product mix; and changes in overall economic conditions could affect our business.
Our success depends on our ability to anticipate and respond in a timely manner to our changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels or changes in government aid, social security, and other means that many of our customers rely upon may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products. The Company might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and gross profit performance. In addition, continued increases in fuel and energy costs would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.
Natural disasters or unusually adverse weather conditions could affect our business.
Unusually adverse weather conditions, natural disasters or similar disruptions, could significantly reduce the Company’s net sales. In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.
Existing military efforts and the possibility of war and acts of terrorism could affect our business.
Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems; causing dramatic increases in fuel prices thereby increasing the costs of doing business; or impeding the flow of imports or domestic products to the Company.
Merchandise supply and pricing and the interruption of and dependence on imports could affect our business.
The Company has maintained good relations with its vendors and believes that it is generally able to obtain attractive pricing and other terms from vendors. Any disruption in that supply and or pricing of such merchandise could negatively impact the Company’s operations and results. The Company purchases a significant amount of goods from import vendors and any changes to the flow of these goods for any reason could have an adverse impact on the Company.
Delays and cost of operating new stores and distribution facilities could have an adverse impact on our business.
The Company maintains two distribution facilities in its geographic territory, and plans on constructing new facilities as needed to support its growth. One of our key business strategies is to expand our base of retail stores. The Company plans on expanding its network of stores through opening new stores and remodeling existing stores each year. Delays in opening stores and distribution facilities to service these new stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility, and other operating costs, could have an adverse impact on the Company.
Operational difficulties could disrupt our business.
The Company’s stores are managed through a network of geographically dispersed management personnel. Inability of the Company to effectively and efficiently operate its stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact the Company’s sales and/or margin. In addition, the Company relies upon its distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process could negatively impact store operations. The Company’s operation depends on a variety of information technology systems for the efficient functioning of its business. The Company relies on certain software vendors to maintain and upgrade these systems as needed. The Company relies on telecommunications carriers to gather and disseminate its operations information. The disruption or failure of these systems or carriers could negatively impact the Company’s operations.
Use of a single supplier of pharmaceutical products to sell products to us on satisfactory terms could affect our business.
The Company has a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, or an industry-wide change in wholesale business practices, including those of our supplier, could have a material adverse effect on the Company’s operations.
Higher costs and achievement of targeted results associated with the implementation of new programs, systems and technology could affect our business.
The Company is undertaking a variety of operating initiatives as well as infrastructure initiatives. The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.
Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs; trade restrictions, tariffs, quotas and freight rates could affect our business.
Unanticipated changes in federal or state wage requirements or other changes in workplace regulation could adversely impact the Company’s ability to achieve its financial targets. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact the ability of the Company to achieve anticipated operating results.
We depend on the success of new store opening program for Company growth and profitability.
The Company’s growth is dependent on both increases in sales in existing stores and the ability to open new stores. Unavailability of store locations that the Company deems attractive, delays in the acquisition or opening of new stores, difficulties in staffing and operating new store locations and lack of customer acceptance of stores in expanded market areas all may negatively impact the Company’s new store growth, the costs associated with new stores and/or the profitability of new stores.
Changes in the Company’s ability to attract and retain employees, and changes in health care and other insurance costs could affect our business.
The growth of the Company could be adversely impacted by its inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including the Company’s senior management team. Adverse changes in health care costs could also adversely impact the Company’s ability to achieve its operational and financial goals and to offer attractive benefit programs to its employees.
Adverse impacts associated with legal proceedings and claims could affect our business.
The Company is a party in a variety of legal proceedings and claims, including those described elsewhere in this Report. Operating results for the Company could be adversely impacted if legal proceedings and claims against the Company are made, requiring the payment of cash towards those proceedings or changes to the operation of the business.
     ITEM 1B: UNRESOLVED STAFF COMMENTS
          None.
     ITEM 2: Properties
As of January 28, 2006, the geographical distribution of the Company’s 621 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	107
Mississippi	96
Tennessee	90
Alabama	84
Arkansas	66
Louisiana	42
South Carolina	42
North Carolina	26
Florida	18
Texas	17
Kentucky	11
Missouri	11
Illinois	8
Indiana	2
Oklahoma	1

Total stores:	621

The Company owns the real estate and the buildings for 50 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 566 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Four hundred and nineteen of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.
It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy the Company’s expansion program in the near term. It is management’s intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company will thus have maximum relocation flexibility in the future, since continued availability of existing buildings is anticipated in the Company’s market areas.

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred’s store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a total of approximately 750 stores.
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
ITEM 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2006.
PART II
ITEM 5: Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is traded on the Nasdaq Stock Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in 2005 and 2004.

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
High	$18.96	$19.96	$19.41	$17.38
Low	$14.31	$13.92	$11.84	$14.42
Dividends	$0.02	$0.02	$0.02	$0.02

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
High	$28.65	$23.50	$18.82	$19.86
Low	$18.37	$17.28	$13.89	$15.27
Dividends	$0.02	$0.02	$0.02	$0.02
The Company’s stock price at the close of the market on March 31, 2006, was $13.26. There were approximately 21,118 shareholders of record of the Company’s common stock as of March 31, 2006. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.
Securities Authorized for Issuance under Equity Compensation Plans
     Information for our equity compensation plans in effect as of January 28, 2006, is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,247,994	$16.92	2,425,389
Equity compensation plans not approved by security holders	0	not applicable	0

Total	1,247,994	$16.92	2,425,389

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal year 2005. As of January 28, 2006, the Company had no amount available for repurchases under any repurchase program.

ITEM 6: Selected Financial Data
Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures herein.
(dollars in thousands, except per share amounts)

	2005	2004	2003	2002	2001
Statement of Income Data:

Net sales	$1,589,342	$1,441,781	$1,302,650	$1,103,418	$910,831

Operating income	40,081	39,426	49,100	41,487	31,022

Income before income taxes	39,255	38,633	48,702	41,284	29,411

Provision for income taxes	13,161	10,681	15,907	13,793	10,226

Net income	26,094	27,952	32,795	27,491	19,185

Net income per share:[1]
Basic	.66	.71	.85	.72	.54
Diluted	.66	.71	.83	.70	.53
Cash dividend paid per share[1]	.08	.08	.08	.08	.08

Selected Operating Data:

Operating income as a percentage of sales	2.5%	2.7%	3.8%	3.8%	3.4%

Increase in comparable store sales [2]	1.2%	2.2%	5.7%	11.2%	10.5%

Stores open at end of period	621	563	488	414	353

Balance Sheet Data (at period end):
Total assets	$498,141	$465,224	$408,793	$342,785	$281,986
Short-term debt (including capital leases)	1,053	684	743	905	1,240

Long-term debt (including capital leases)	6,815	24,212	7,289	2,510	1,320

Shareholders’ equity	339,595	314,546	286,350	247,433	216,295

[1]	Adjusted for the 5-for-4 stock split effected on June 18, 2001, the 3-for-2 stock split effected on February 1, 2002 and the 3-for-2 stock split effected on July 1, 2003.

[2]	A store is first included in the comparable store sales calculation after the end of the twelfth-month following the store’s grand opening month.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Accounting Periods
The following information contains references to years 2005, 2004, and 2003, which represent fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, each of which was a 52-week accounting period. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Our discussion should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.
Executive Summary
Throughout 2005, Fred’s continued to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive elements of a discount dollar store, drug store and mass merchant. In comparison, the discount dollar stores average $8 — $9 and chain drugs and mass merchants average in the range of $40 — $80 per transaction. Our stores operate equally well in rural and urban markets. Our product selection is enhanced by a private label program and opportunistic buys. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. In the fourth quarter, we invested in more aggressive television and radio advertising to help drive sales in our highly competitive markets.
In 2005, the Company continued the strategic growth direction to grow its store base. We opened 65 new stores and 20 new pharmacies in 2005. We closed seven stores and three pharmacies during the year. The majority of the new store and pharmacy openings were in Alabama, Georgia, Texas, and North Carolina. We have now entered into Oklahoma with the opening of one new store in 2005. The Company’s selling space increased 10% to 9.1 million square feet at the end of this year, as compared to 8.3 million square feet at the end of last year.
A new initiative in 2005 was the addition of our new refrigerated foods program, which has added a totally new merchandise category in our stores. The rollout of the coolers was completed on time and under budget. This rollout greatly enhanced the convenience of our stores. The program is seen as a sound traffic generator while lifting our comparable store average customer transaction amount. Stores equipped with the refrigerated foods program accept government assistance cards.
Inventory initiatives during 2005 resulted in a per store average reduction of 4% year-over-year. Overall increases in inventory levels related to elevated levels at the distribution centers to support new allocation and sorting programs. Improvements in purchasing and more effective inventory systems have helped to minimize inventory throughout the stores, resulting in better cash flow and inventory turnover and store labor expense leveraging. At the end of 2005, long-term indebtedness was $6.8 million compared with $24.2 million at the prior year-end, a reduction of $17 million. Inventory turns improved from 3.7 to 3.8 times. In 2005, store labor expense improved by .4% over the prior year.
During the year, the Company saw continued payback on key technology initiatives we implemented. These initiatives include store point of sale systems upgrades, allocation system upgrades, and radio frequency devices in the stores to facilitate scanning in-store deliveries and correct inventory counts.
In 2005, while the Company made important strides internally on productivity initiatives, the external economic environment in which we operate was very challenging. We experienced a continued product mix shift toward basic and consumable products because customers changed their shopping habits as they adapted to reduced discretionary income due to rising energy costs. The pharmacy department business was affected by two key events. On August 1, 2005, the State of Tennessee initiated significant cuts to its “TennCare” Medicaid program, eliminating approximately 230,000 recipients and reducing the allowed prescriptions for all other enrollees from an unlimited number to just five per month. This action has had a dramatic impact on the pharmacy sales of our almost 100 stores in the state. The impact of this sales loss to earnings was approximately two cents per diluted share in each of the third and fourth quarters. On January 1, 2006 the Medicare Part D program, which impacts eligible seniors and disabled customers, became effective which required those covered by Medicaid programs to move to that new, lower margin program. The movement of prescriptions transferred was greater than expected and reduced earnings by an additional one cent (post tax) per diluted share in the fourth quarter.
Additionally, in 2005 Hurricanes Katrina and Rita impacted the Gulf Coast, affecting a large part of our service area. The storms caused the temporary closure of up to 90 stores for up to 10 days at the peak of Hurricane Katrina, and resulted in the complete destruction of 3 stores. The most significant losses caused by the storms were inventory and fixed assets, in the form of store fixtures and improvements. These losses were partially offset by insurance proceeds, and the Company expects to record additional insurance proceeds as they are received. While business interruption was experienced during the storms, the Company did not receive and did not record any business interruption insurance proceeds as revenue and will not do so until the business interruption claims are substantially settled.
In 2006, the Company plans to open 60 – 70 new stores and 20 – 25 new pharmacies, with the net effect being an increase in selling space in the range of 8% to 10%. Increased selling space will help drive increases in total sales, while comparable store sales increases will be driven by our continued focus on merchandising, with initiatives such as our Merchandise Refresher program. Additionally, our newly implemented cooler program will continue to drive increases in comparable store sales. The Company will continue in 2006 with capital investment in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
Key factors that will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintain high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, and increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating the adequate cash flow to fund the Company’s expansion.
In 2006, other factors that will affect Company performance include the managing the impacts of the implementation of Medicare Part D which has a negative effect on gross margin with a partial positive offset from increasing Part D scripts, implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP) which could negatively affect gross margin and the implementation of Financial Accounting Standard No 123R, “Share Based Payments” which increases compensation expense.
Key factors that will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintain high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating the adequate cash flow to fund the Company’s expansion.
Critical Accounting Policies

The preparation of Fred’s financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the Consolidated Financial Statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments, can be found in Note 1 to the Consolidated Financial Statements and the most critical accounting policies are as follows:
Inventories. Warehouse inventories are stated at the lower of cost or market using the FIFO (first-in, first-out) method. Retail inventories are stated at the lower of cost or market as determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margin. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Based upon our historical information we have not experienced any significant change in our cost valuation for the years 2005 and 2004. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which are approximately $35.5 million and $35.1 million at January 28, 2006 and January 29, 2005, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $12.2 million at January 28, 2006 and $9.7 million at January 29, 2005. The LIFO reserve increased by approximately $2.5 million, $1.9 million, and $1.6 million, during 2005, 2004, and 2003, respectively.
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

Estimated Useful Lives
Building and building improvements	8 — 30 years
Furniture, fixtures and equipment	3 — 10 years
Leasehold improvements	3 — 10 years or term of lease, if shorter
Automobiles and vehicles	3 — 5 years
Airplane	9 years

Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Expenses for the fourth quarter of 2004 were favorably impacted by approximately $1.3 million pretax ($.02 per diluted share) as a result of this change. Expenses for 2005 were favorably impacted by approximately $4.5 million pretax ($.07 per diluted share) as a result of this change.
Vendor rebates. The Company receives vendor rebates for achieving certain purchase or sales volume and receives vendor allowances to fund certain expenses. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. During the quarter ended October 29, 2005, the Company renewed its contract with its primary pharmaceutical wholesaler, AmerisourceBergen Corporation. As noted in prior public filings, the renewal of this contract would, and did impact the Company’s financial statements because of the application of the provisions of EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The effect on the financial statements, which occurred during the third quarter, was a deferral of the associated rebates against cost of sales of $2.2 million pretax (estimated at $0.03 per diluted share, after tax). This change in timing had no effect on cash flow for the quarter. While the contract was not due to mature until January 31, 2006, the renewal terms were positive to overall earnings and will benefit the Company through better pricing.
For vendor funding arrangements that were entered into prior to December 31, 2002 and have not been modified subsequently, the Company recognizes a reduction to selling, general and administrative expenses or cost of goods sold when earned.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company’s liability for self-insurance is determined based on known claims and estimates for future claims cost and incurred but not reported claims. Estimates for future claims costs would include costs and other factors such as the type of injury or claim, required services by providers, healing time, age of claimant, case management costs, location of the claim, and governmental regulations. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company’s results of operations. Additional insurance coverage exists for excessive or catastrophic claims.

Stock-based compensation. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. Through January 28, 2006 the Company had accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table: (in thousands, except per share amounts)

	2005	2004	2003
Net income
As reported	$26,094	$27,952	$32,795
Less pro forma effect of stock option grants	386	838	900

Pro forma	$25,708	$27,114	$31,895

Basic earnings per share
As reported	$0.66	$0.71	$0.85
Pro forma	0.65	0.69	0.82

Diluted earnings per share
As reported	0.66	0.71	0.83
Pro forma	0.65	0.69	0.80
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method.
The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $509,000, $110,000, and $28,000 in 2005, 2004, and 2003, respectively. (See Note 7 to the Consolidated Financial Statements for further disclosure relating to stock incentive plans).
Results of Operations
The following table provides a comparison of Fred’s financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

	For the Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold (1)	71.8	71.9	71.8

Gross profit	28.2	28.1	28.2
Selling, general and administrative expenses (2)	25.7	25.4	24.5

Operating income	2.5	2.7	3.7
interest expense, net	0.1	0.1	0.0

Income before taxes	2.4	2.6	3.7
Income taxes	0.8	0.7	1.2

Net income	1.6%	1.9%	2.5%

(1)	Cost of goods sold includes the cost of the product sold, along with all costs associated with inbound freight.

(2)	Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing, and storing the product. These costs are associated with products that have been sold and no longer remain in ending inventory.
Fiscal 2005 Compared to Fiscal 2004
Sales
Net sales increased 10.2% ($147.6 million) in 2005. Approximately $130.7 million of the increase was attributable to a net addition of 58 new stores, and a net addition of 17 pharmacies during 2005, together with the sales of 81 store locations and 17 pharmacies that were opened or upgraded during 2004 and contributed a full year of sales in 2005. During 2005, the Company closed 7 stores and 3 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 1.2% in 2005, which accounted for $ 16.9 million in sales.
The Company’s front store (non-pharmacy) sales increased approximately 12.8% over 2004 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain categories such as food direct (cooler program), beverages, paper and chemicals, tobacco, greeting cards, prepaid products, electronics, and hardware.
Fred’s pharmacy sales were 31.3% of total sales in 2005 and 32.6% of total sales in 2004 and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, increased 5.7% over 2004, with third party prescription sales representing approximately 88% of total pharmacy sales, a decrease from 89% in the prior year. The Company’s pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.
Sales to Fred’s 24 franchised locations increased approximately $1.5 million in 2005 and represented 2.2% of the Company’s total sales, as compared to 2.3% in 2004. The increase in sales to franchised locations results primarily from the sales volume increases experienced by the remaining franchise locations during the year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.
Gross Margin
Gross margin as a percentage of sales increased to 28.2% in 2005 compared to 28.1% in 2004. The increase in gross margin results primarily from higher initial margin in pharmacy products through greater conversions of branded to generic pharmaceuticals.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were 25.7% of net sales in 2005 compared with 25.4% of net sales in 2004. The increase for the year results from fuel price increases affecting distribution costs ($3.2 million), higher utilities ($3.3 million) and store repairs and maintenance ($2.2 million). Depreciation expense for 2005 was favorably impacted by approximately $4.5 million from the change in estimated lives of certain store fixtures from five to ten years in late 2004.
Operating Income
Operating income increased approximately $.7 million or 1.7% to $40.1 million in 2005 from $39.4 million in 2004. Operating income as a percentage of sales was 2.5% in 2005 down from 2.7% in 2004, due primarily to the above-mentioned increases in selling, general and administrative expenses.
Interest Expense, Net
Net interest expense for 2005 totaled $.8 million or .1% of sales, the same as in the prior year.
Income Taxes
The effective income tax rate increased to 33.5% in 2005 from 27.6% in 2004. The lower tax rate for 2004 resulted primarily from realization of income tax credits that originated in 2003 and 2004 related to the Company’s distribution center in Dublin, Georgia. In 2004, $1.7 million of these credits were recognized. These tax credits will continue to benefit the Company in future years.
State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $112.6 million for state income tax purposes and expire at various times during the period 2006 through 2025. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 4 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the federal or other taxing authority. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserve could materially affect the Company’s future consolidated operating results in the period of change.
Net Income
Net income for 2005 was $26.1 million (or $.66 per diluted share) or approximately 6.6% lower than the $28.0 million (or $.71 per diluted share) reported in 2004.
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
The Company’s front store (non-pharmacy) sales increased approximately 10.9% over 2003 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain apparel categories such as ladies, girls, and infants & toddler apparel, food, beverages, tobacco, greeting cards, prepaid products, pets, lawn & garden, electronics, automotive, hardware and small appliances.
Fred’s pharmacy sales were 32.6% of total sales in 2004 from 32.4% of total sales in 2003 and continues to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, increased 11.6% over 2003, with third party prescription sales representing approximately 89% of total pharmacy sales, an increase from the 86% as the prior year. The Company’s pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.
Sales to Fred’s 25 franchised locations decreased approximately $1.5 million in 2004 and represented 2.3% of the Company’s total sales, as compared to 2.7% in 2003. The decrease in sales to franchised locations results primarily from the closing of one franchise store. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.
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
Interest Expense, Net
Interest expense for 2004 totaled $.8 million or .1% of sales) compared to expense of $.4 million (less than .1% of sales) in 2003. The increase in interest expense was attributed to higher inventory levels throughout the year and to a lesser extent increases in the bank prime rate.
Income Taxes
The effective income tax rate decreased to 27.6% in 2004 from 32.7% in 2003. The lower tax rate for 2004 resulted primarily from realization of income tax credits that originated in 2003 and 2004 related to the Company’s distribution center in Dublin, Georgia. These credits recognized in 2004 amounted to $1.7 million. These tax credits will continue to benefit the Company in future years.
State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $94.5 million for state income tax purposes and expire at various times during the period 2005 through 2024. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized.
The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 4 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the federal or other taxing authority. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserve could materially affect the Company’s future consolidated operating results in the period of change.
Net Income
Net income for 2004 was $28.0 million (or $.71 per diluted share) or approximately 15% lower than the $32.8 million (or $.83 per diluted share) reported in 2003.
Liquidity and Capital Resources
The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in corporate information system technology. Fred’s primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. In June 2003, the Company raised proceeds of $5.5 million from the offering of 150,000 Company shares. The Company had working capital of $214.0 million, $203.6 million, and $164.9 million at year-end 2005, 2004, and 2003, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2005 increased by approximately $10.4 million from 2004. The increase was primarily attributed to inventory purchased for new store openings scheduled for the first quarter of 2006. The Company plans to open 17 new stores and 4 new pharmacies during the first quarter of 2006.
Net cash flow provided by operating activities totaled $45.6 million in 2005, $21.2 million in 2004, and $36.2 million in 2003.
In fiscal 2005, cash was primarily used to increase inventories by approximately $30.9 million, or 10%, during the fiscal year. This increase is primarily attributable to our adding a net of 58 new stores, upgrading 12 stores and adding a net of 17 new pharmacies, as well as supporting the increase in comparable store sales. Accounts payable and accrued expenses increased by $12.7 million due primarily to increase in inventory and higher accrued payroll expenses. Income taxes payable increased by approximately $6.2 million due to the increase in the effective tax rate.
In fiscal 2004, cash was primarily used to increase inventories by approximately $37.6 million, or 15%, during the fiscal year. This increase is primarily attributable to our adding a net of 75 new stores, upgrading 30 stores and adding a net of 17 new pharmacies, as well as supporting the increase in comparable store sales. Accounts payable and accrued expenses increased by $2.3 million due primarily to higher accrued expenses. Income taxes payable decreased by approximately $.9 million.
In fiscal 2003, cash was primarily used to increase inventories by approximately $47.9 million during the fiscal year. This increase is primarily attributable to our adding a net of 74 new stores, upgrading 26 stores and adding a net of 25 new pharmacies, as well as supporting the improved comparable store sales. Accounts payable and accrued expenses increased by $16.4 million due primarily to higher inventory purchases. Income taxes payable increased by approximately $.9 million and the net deferred income tax liability increased by approximately $6.0 million primarily as a result of first-year depreciation allowance for income tax purposes.
Capital expenditures in 2005 totaled $27.8 million compared with $31.8 million in 2004 and $48.0 million in 2003. The 2005 capital expenditures included approximately $18.3 million for new stores and pharmacies, $7.1 million for upgrading existing stores and $2.4 million for technology, corporate and other capital expenditures. Rather than purchase the equipment for our refrigerated foods program, the Company decided to enter into operating leases. The 2004 capital expenditures included approximately $22.5 million for new stores and pharmacies, $1.8 million for upgrading existing stores, $5.0 million for the Memphis and Dublin distribution center and $2.5 million for technology, corporate and other capital expenditures. The 2003 capital expenditures included approximately $23.2 million for new stores and pharmacies, $3.4 million for existing stores, $9.0 million related to the completion of the new Georgia distribution center that was completed in April 2004, $2.2 million for the Memphis distribution center and $10.2 million for technology, corporate and other capital expenditures. Cash used for investing activities also includes $3.2 million in 2005, $2 million in 2004, and $.9 million in 2003 for the acquisition of prescription lists and other pharmacy related items.
In 2006, the Company is planning capital expenditures totaling approximately $34.6 million. Expenditures are planned totaling $22.2 million for upgrades, remodels, new stores and pharmacies. Planned expenditures also include approximately $6.5 million for technology upgrades, and approximately $2.8 million for distribution center equipment and capital maintenance. Technology upgrades in 2006 will be made in the areas of financial reporting software, stores POS systems, and pharmacy. In addition the Company also plans expenditures of $3.1 million in 2006 for the acquisition of prescription lists and other pharmacy related items.
Cash and cash equivalents were $3.1 million at the end of 2005 compared to $5.4 million at the end of 2004, compared to $4.7 million at year-end 2003. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.
On October 10, 2005, the Company and Regions Bank, successor in interest to Union Planters, entered into a Seventh Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $20 million and increasing the available credit line to $70 million. The term of the agreement was from October 10, 2005 until December 15, 2005. On December 15, 2005, the available credit line reverted to $50 million. All terms, conditions and covenants remained in place for the Note and credit facility.
On July 29, 2005 the Company and Regions Bank, successor in interest to Union Planters, entered into a Sixth Modification Agreement of the Revolving Loan and Credit Agreement (the “Agreement”) dated April 3, 2000 to increase the commitment from the bank from $40 million to $50 million and to extend the term until July 31, 2009. The Agreement bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $273.5 million at January 28, 2006) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $5.7 million and $23.1 million of borrowings outstanding under the Agreement at January 28, 2006 and January 29, 2005, respectively.
On October 19, 2004 the Company and Union Planters providing the credit facility entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $10 million and increasing the available credit line to $60 million. The term of the agreement was from October 20, 2004 until December 15, 2004, superseding the expiration of the Fourth Modification. On December 15, 2004, the available credit line reverted to $40 million. All terms, conditions and covenants remained in place for the Note and credit facility.

On July 31, 2004, the Company and Union Planters Bank, N.A. (“Union Planters”) entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement. All terms, conditions and covenants remained in place for the Note and credit facility to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. The term of the Agreement extends to July 31, 2006.
On June 28, 2004 the Company and Union Planters providing the credit facility entered into a Fourth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase in commitment of $10 million and increasing the available credit line to $50 million. The term of the agreement was from June 28, 2004 until December 28, 2004. All terms, conditions and covenants remained in place for the Note and credit facility.
On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares in common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock from the CEO. A Limited Liability Company (LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for $4.7 million. As of January 28, 2006, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.
The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet financing arrangements.
Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2005, 2004 and 2003.
Contractual Obligations and Commercial Commitments
As discussed in Note 5 to the Consolidated Financial Statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay contingent rent based upon percent of sales, taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases.
The following table summarizes the Company’s significant contractual obligations as of January 28, 2006, which excludes the effect of imputed interest:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	>5 yrs
Capital Lease obligations (1)	$1,143	$628	$515	$—	$—
Revolving loan (2)	5,998	—	5,998	—	—
Operating leases (3)	171,704	41,979	65,956	34,736	29,033
Equipment leases (4)	6,996	1,211	2,413	2,413	959
Inventory purchase obligations (5)	134,439	132,920	1,519	—	—
Industrial revenue bonds (6)	34,587	—	—	—	34,587
Miscellaneous financing	1,142	510	617	15	—

Total Contractual Obligations	$356,009	$177,248	$77,018	$37,164	$64,579

(1)	Capital lease obligations include related interest.

(2)	Revolving loan represents principle maturity for the Company’s revolving credit agreement and includes estimated interest of $0.292 million on $5.706 million at 5.04% for 1 year.

(3)	Operating leases are described in Note 6 to the Consolidated Financial Statements

(4)	Equipment leases representing cooler program.

(5)	Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 28, 2006.

(6)	Industrial revenue bonds are described in Note 3 to the Consolidated Financial
As discussed in Note 9 to the Consolidated Financial Statements, the Company had commitments approximating $12.0 million at January 28, 2006 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $12.9 million at January 28, 2006 utilized as collateral for their risk management programs.
The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens development authority. The Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds ($34.6 million) against the related liability and neither is reflected in the consolidated balance sheet.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method. We estimate the effect of $.03 per diluted share relating to the expensing of stock options.
In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2). SFAS No. 123 (R) (FAS No. 123R) requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. This FSP 123 (R)-2 is applicable upon initial adoption of SFAS No. 123 (R) or for companies who have already adopted SFAS No. 123R, the first reporting period after the FSP is posted to the FASB website. The Company will adopt the application of this pronouncement in the first quarter of fiscal 2006.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Certain of the disclosure modifications are required for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.
In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in fiscal 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.
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
In June 2005, the Emerging Issues Task Force (EITF) released No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” was issued. Which provides guidance on determining amortization periods for leasehold improvements purchased after lease inception or acquired in a business combination. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. As discussed in Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, the Company has already adopted this accounting guidance based on the letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants in February 2005.
In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building-operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As discussed in Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, the Company has already adopted this accounting guidance based on the letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants in February 2005.
ITEM 7a: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of January 28, 2006. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8:	Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms
Board of Directors and Stockholders
Fred’s Inc.
Memphis, TN
We have audited the accompanying consolidated balance sheets of Fred’s, Inc. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the periods ended January 28, 2006 and January 29, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred’s Inc at January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fred’s Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2006 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
April 12, 2006
Memphis, TN

Reports of Independent Registered Public Accounting Firms
Board of Directors and Stockholders
Fred’s, Inc.
Memphis, Tennessee
To the Board of Directors and Shareholders
of Fred’s, Inc.
We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Fred’s, Inc. and subsidiaries (the “Company”) for the year ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended January 31, 2004 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Memphis, Tennessee
April 5, 2004,
except for the effect of the matters described in Note 2, Restatement of Financial
Statements, to the consolidated financial statements included in the Annual Report (Form
10-K) for the year ended January 29, 2005 (not presented herein), as to which the date is
April 29, 2005

Fred’s, Inc.
Consolidated Balance Sheets
      (in thousands, except for number of shares)

	January 28,	January 29,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,145	$5,365
Inventories	303,800	275,365
Receivables, less allowance for doubtful accounts of $698 and $629, respectively	20,622	19,449
Other non trade receivables	11,181	11,821
Prepaid expenses and other current assets	10,790	9,802

Total current assets	349,538	321,802

Property and equipment, at depreciated cost	139,134	136,467
Equipment under capital leases, less accumulated amortization of $4,203, and $3,722, respectively	765	1,245
Other noncurrent assets, net	8,704	5,710

Total assets	$498,141	$465,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,491	$70,503
Current portion of indebtedness	510	18
Current portion of capital lease obligations	543	666
Accrued expenses and other	31,449	26,708
Deferred income taxes	18,329	17,490
Income taxes payable	6,196	—

Total current liabilities	135,518	115,385
Long-term portion of indebtedness	6,338	23,181
Deferred income taxes	10,494	7,701
Long-term portion of capital lease obligations	477	1,031
Other noncurrent liabilities	5,719	3,380

Total liabilities	158,546	150,678

Commitments and contingencies (Notes 2,5 and 9)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,860,188 shares and 39,692,091 shares issued & outstanding, respectively	134,218	132,511
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	207,643	184,732
Unearned compensation	(2,266)	(2,697)

Total shareholders’ equity	339,595	314,546

Total liabilities and shareholders’ equity	$498,141	$465,224

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	For the Years Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net sales	$1,589,342	$1,441,781	$1,302,650
Cost of goods sold	1,141,105	1,036,474	934,665

Gross profit	448,237	405,307	367,985

Depreciation and amortization	27,755	28,148	26,709
Selling, general and administrative expenses	380,401	337,733	292,176

Operating income	40,081	39,426	49,100

Interest income	(176)	(10)	(45)
Interest expense	1,002	803	443

Income before income taxes	39,255	38,633	48,702

Income taxes	13,161	10,681	15,907

Net income	$26,094	$27,952	$32,795

Net income per share

Basic	$.66	$.71	$.85

Diluted	$.66	$.71	$.83

Weighted average shares outstanding

Basic	39,632	39,252	38,754

Diluted	39,772	39,532	39,652

See accompanying notes to Consolidated Financial Statements.

Fred’s Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Retained	Unearned
	Shares	Amount	Earnings	Compensation	Total
Balance, February 1, 2003	38,509,888	$117,209	$130,252	$(28)	$247,433
Cash dividends paid ($.08 per share)	—	—	(3,127)	—	(3,127)
Issuance of restricted stock	1,406	7	—	—	7
Amortization of unearned compensation	—	—	—	28	28
Other issuances	304,167	8,110	—	—	8,110
Other cancellation	(75,000)	(2,646)	—	—	(2,646)
Exercises of stock options	365,178	2,276	—	—	2,276
Income tax benefit on exercise of stock options	—	1,474	—	—	1,474
Net income	—	—	32,795	—	32,795

Balance, January 31, 2004	39,105,639	$126,430	$159,920	$—	$286,350
Cash dividends paid ($.08 per share)	—	—	(3,140)	—	(3,140)
Issuance of restricted stock	175,969	2,807	—	(2,807)	—
Amortization of unearned compensation	—	—	—	110	110
Other cancellation	(12)	—	—	—	—
Exercises of stock options	410,495	2,297	—	—	2,297
Income tax benefit on exercise of stock options	—	977	—	—	977
Net income	—	—	27,952	—	27,952

Balance, January 29, 2005	39,692,091	$132,511	$184,732	$(2,697)	$314,546
Cash dividends paid ($.08 per share)	—	—	(3,183)	—	(3,183)
Issuance of restricted stock	476	78	—		78
Issuance of shares under employee stock purchase	32,583	469	—		469
Amortization of unearned compensation	—	—	—	431	431
Other cancellation	(5,016)	—	—	—	—
Exercises of stock options	140,054	1,026	—	—	1,026
Income tax benefit on exercise of stock options	—	134	—	—	134
Net income	—	—	26,094	—	26,094

Balance, January 28, 2006	39,860,188	$134,218	$207,643	$(2,266)	$339,595

See accompanying notes to Consolidated financial Statements.

Fred’s Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$26,094	$27,952	$32,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,755	28,148	26,709
Provision for uncollectible receivables	69	(808)	462
LIFO reserve increase	2,493	1,942	1,640
Deferred income tax expense	3,632	10,106	5,992
Amortization of unearned compensation	431	110	28
Issuance (net of cancellation) of restricted stock	78	—	—
Income tax benefit upon exercise of stock options	134	977	1,474
(Increase) decrease in operating assets:
Receivables	(1,550)	(3,291)	(5,992)
Inventories	(30,928)	(37,559)	(47,882)
Other assets	(1,011)	(10,449)	3,668
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	12,730	2,250	16,428
Income taxes payable	6,196	(930)	930
Other noncurrent liabilities	2,339	(55)	(14)

Net cash provided by operating activities	48,462	18,393	36,238

Cash flows from investing activities:
Capital expenditures	(27,757)	(31,784)	(48,020)
Asset acquisition(primarily intangibles)	(3,154)	(2,006)	(916)

Net cash used in investing activities	(30,911)	(33,790)	(48,936)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(694)	(734)	(883)
Proceeds from (repayments of) revolving line of credit, net	(17,392)	17,598	5,500
Proceeds from public offering, net of expenses	—	—	8,110
Repurchase of shares	—	—	(2,646)
Proceeds from exercise of stock options and issuances under employee stock purchase plan	1,498	2,297	2,276
Dividends paid	(3,183)	(3,140)	(3,127)

Net cash (used) provided by financing activities	(19,771)	16,021	9,230

Increase (decrease) in cash and cash equivalents	(2,220)	624	(3,468)
Cash and cash equivalents:
Beginning of year	5,365	4,741	8,209

End of year	$3,145	$5,365	$4,741

Supplemental disclosures of cash flow information:
Interest paid	$985	$757	$417
Income taxes paid	$—	$6,400	$7,600

Non-cash investing and financial activities:
Assets acquired through term loan	$1,058	$—	$—
See accompanying notes to Consolidated financial Statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business. The primary business of Fred’s, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 24 franchisees. As of January 28, 2006, the Company had 621 retail stores and 275 pharmacies located in 15 states mainly in the Southeastern United States.
Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.
Fiscal year. The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2005, 2004, and 2003, as used herein, refer to the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively, all of which had 52 weeks.
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
Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash and cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit, which totaled $16,490 at January 28, 2006 and $17,851 at January 29, 2005.
Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.
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
For pharmacy inventories, which are $35,542 and $35,105 at January 28, 2006 and January 29, 2005, respectively, cost was determined using the RIM LIFO (last-in, first-out) method in which inventory costs are maintained using the RIM, then adjusted by application of the producer price index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of pharmacy inventories exceeded the LIFO cost by $12,213 at January 28, 2006 and $9,720 at January 29, 2005. The LIFO reserve increased by $2,493, $1,942, and $1,640, during 2005, 2004, and 2003, respectively.
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

Estimated Useful Lives
Building and building improvements	8 — 30 years
Furniture, fixtures and equipment	3 — 10 years
Leasehold improvements	3 — 10 years or term of lease, if shorter
Automobiles and vehicles	3 — 5 years
Airplane	9 years
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. The reimbursement is primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which the Company will use for its store. This work could include the addition or demolition of walls, separation of plumbing, utilities, electric work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are initially recorded as a deferred credit and then amortized as a reduction of rent expense over the initial lease term.
Impairment of Long-lived assets. The Company’s policy is to review the carrying value of all long-lived assets annually and whenever events or changes indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. The adjustment is computed as the difference between estimated fair value and net book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. Based upon the Company’s review as of January 28, 2006 and January 29, 2005, no material adjustments to the carrying value of such assets were necessary.
Vendor rebates and allowances. The Company receives vendor rebates for achieving certain purchase or sales volume and receives vendor allowances to fund certain expenses. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively.
During the quarter ended October 29, 2005, the Company renewed its contract with its primary pharmaceutical wholesaler, AmerisourceBergen Corporation. As noted in prior public filings, the renewal of this contract would, and did impact the Company’s financial statements because of the application of the provisions of EITF 02-16. The effect on the financial statements, which occurred during the third quarter, was a deferral of the associated rebates against cost of sales of $2.2 million pretax (estimated at $0.03 per diluted share, after tax). This change in timing had no effect on cash flow for the quarter. While the contract was not due to mature until January 31, 2006, the renewal terms were positive to overall earnings and will benefit the Company through better pricing.
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
Advertising. The Company charges advertising, including production costs, to expense on the first day of the advertising period. Advertising expense for 2005, 2004, and 2003, was $21,844, $18,084, and $16,956, respectively.
Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 28, 2006. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004.
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred’s name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2005, 2004, and 2003 was $1,891, $1,869, and $1,964, respectively.
Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $6,097 at January 28, 2006 and $4,115 at January 29, 2005. Accumulated amortization at January 28, 2006 and at January 29, 2005 totaled $8,012 and $10,686, respectively. Amortization expense for 2005, 2004, and 2003, was $2,180, $1,804, and $1,664, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2006 — $2,076, 2007 — $1,689, 2008 — $1,255, 2009- $811, and 2010 — $250.
Financial instruments. At January 28, 2006, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and medical insurance. The Company’s liability for self-insurance is determined based on known claims and estimates for future claims cost including incurred but not reported claims. Estimates for future claims costs would include costs and other factors such as the type of injury or claim, required services by providers, healing time, age of claimant, case management costs, location of the claim, and governmental regulations. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company’s results of operations.
Stock-based compensation. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. Through January 28, 2006, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	2005	2004	2003
Net income
As reported	$26,094	$27,952	$32,795
Less pro forma effect of stock option grants	386	838	900

Pro forma	$25,708	$27,114	$31,895

Basic earnings per share
As reported	$0.66	$0.71	$0.85
Pro forma	0.65	0.69	0.82

Diluted earnings per share
As reported	0.66	0.71	0.83
Pro forma	0.65	0.69	0.80
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method.
The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $509, $110, and $28, in 2005, 2004, and 2003, respectively. (See Note 7 for further disclosure relating to stock incentive plans).
Income taxes. The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns.

Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.
Business segments. The Company’s operates in a single reportable operating segment.
Comprehensive income. Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation.
Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Certain of the disclosure modifications are required for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.
In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in fiscal 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.
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
In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2). SFAS No. 123 (R) (FAS No. 123R) requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. This FSP 123 (R)-2 is applicable upon initial adoption of SFAS No. 123 (R) or for companies who have already adopted SFAS No. 123R, the first reporting period after the FSP is posted to the FASB website. The Company will adopt the application of this pronouncement in the first quarter of fiscal 2006. Management does not believe adoption will have a material impact on its results of operations or financial position.
Note 2 – Detail of Certain Balance Sheet Accounts

	2005	2004
Property and equipment, at cost:
Buildings and building improvements	$113,861	$104,779
Furniture, fixtures and equipment	210,978	193,162

	297,941	297,941
Less accumulated depreciation and amortization	(190,306)	(166,321)

	134,533	134,455
Construction in progress	325	571
Land	4,276	4,276

Total property and equipment, at depreciated cost	$139,134	$136,467

Depreciation expense totaled $25,094, $25,791, and $24,418, for 2005, 2004, and 2003, respectively. In the fourth quarter of 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based on the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Depreciation expenses for the fourth quarter of 2004 were favorably impacted by approximately $1.3 million pretax ($.02 per diluted share) as a result of this change.
Depreciation expenses for 2005 was favorably impacted by approximately $4.5 million pretax ($.07 per diluted share).

	2005	2004
Other non trade receivables:
Landlord receivables	$477	$1,008
Vendor receivables	6,912	5,309
Income tax receivable	225	4,911
Insurance receivable	1,928	—
Other	1,639	593

Total non trade receivables	$11,181	$11,821

Insurance receivable represents the balance due from our insurance carrier for property damage due to Hurricane Katrina. Claims pending for business interruption coverage will not be recognized until substantially settled.

	2005	2004
Prepaid expenses and other current assets
Prepaid advertising	$1,724	$2,309
Prepaid insurance	942	788
Prepaid rent	3,672	3,174
Supplies	3,424	2,835
Other	1,028	696

Total prepaid expenses and other current assets	$10,790	$9,802

	2005	2004
Accrued expenses and other:
Payroll and benefits	$7,544	$5,821
Sales and use taxes	5,470	3,682
Insurance	8,467	7,887
Other	9,968	9,318

Total accrued expenses and other	$31,449	$26,708

NOTE 3 — INDEBTEDNESS
On October 10, 2005 the Company and Regions Bank, successor in interest to Union Planters, providing the credit facility entered into a Seventh Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $20 million and increasing the available credit line to $70 million. The term of the agreement was from October 10, 2005 until December 15, 2005, superseding the expiration of the Sixth Modification. On December 15, 2005, the available credit line reverted to $50 million. All terms, conditions and covenants remained in place for the Note and credit facility.
On July 29, 2005 the Company and Regions Bank, successor in interest to Union Planters, entered into a Sixth Modification Agreement of the Revolving Loan and Credit Agreement (the “Agreement”) dated April 3, 2000 to increase the commitment from the bank from $40 million to $50 million and to extend the term until July 31, 2009. The Agreement bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $273.5 million at January 28, 2006) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $5.7 million and $23.1 million of borrowings outstanding under the Agreement at January 28, 2006 and January 29, 2005, respectively.
On October 19, 2004 the Company and Union Planters providing the credit facility entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase of commitment of $10 million and increasing the available credit line to $60 million. The term of the agreement was from October 20, 2004 until December 15, 2004, superseding the expiration of the Fourth Modification. On December 15, 2004, the available credit line reverted to $40 million. All terms, conditions and covenants remained in place for the Note and credit facility.
On July 31, 2004, the Company and Union Planters Bank, N.A. (“Union Planters”) entered into a Fifth Modification Agreement of the Revolving Loan and Credit Agreement. All terms, conditions and covenants remained in place for the Note and credit facility to replace the April 3, 2000 Revolving Loan and Credit Agreement, as amended. The Agreement provides the Company with an unsecured revolving line of credit commitment of up to $40 million and bears interest at 1.5% below the prime rate or a LIBOR-based rate. The term of the Agreement extends to July 31, 2006.
On June 28, 2004 the Company and Union Planters providing the credit facility entered into a Fourth Modification Agreement of the Revolving Loan and Credit Agreement to provide a temporary increase in commitment of $10 million and increasing the available credit line to $50 million. The term of the agreement was from June 28, 2004 until December 28, 2004. All terms, conditions and covenants remained in place for the Note and credit facility.
The Company has other miscellaneous financing obligations at January 28, 2006, totaling $1,142, which relate primarily to independent pharmacy acquisitions. The Company’s indebtedness under miscellaneous financing matures as follows: 2006 — $510; 2007 — $593; 2008 — $24; and 2009 — $15.
The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. The Company purchased 100% of the issued bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. Because a legal right of offset exists, the Company has offset the investment in the bonds ($34.6 million) against the related liability and neither is reflected on the consolidated balance sheet.
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following:

	2005	2004	2003
Current
Federal	$10,666	$2,399	$9,960
State	(1,137)	(1,824)	(45)

	9,529	575	9,915

Deferred
Federal	3,272	11,102	6,222
State	360	(996)	(230)

	3,632	10,106	5,992

	$13,161	$10,681	$15,907

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	2005	2004
Deferred income tax assets:
Accrual for incentive compensation	$121	$132
Allowance for doubtful accounts	28	344
Insurance accruals	3,020	2,425
Net operating loss carryforwards	4,685	3,940
Postretirement benefits other than pensions	911	933
Restructuring costs	19	32
Amortization of intangibles	3,128	2,619

Total deferred income tax assets	11,912	10,425
Less: valuation allowance	(888)	(430)

Deferred income tax assets, net of valuation allowance	11,024	9,995

Deferred income tax liabilities:
Property, plant, and equipment	(18,348)	(14,795)
Inventory valuation	(21,433)	(19,907)
Prepaid expenses	(66)	(484)

Total deferred income tax liability	(39,847)	(35,186)

Net deferred income tax liability	$(28,823)	$(25,191)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $112.6 million for state income tax purposes and expire at various times during the period 2006 ($3.8 million) through 2025.
During 2005, the valuation allowance increased $458, and during 2004, the valuation allowance decreased $150. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax asset after giving consideration to the valuation allowance.
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2005	2004	2003
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(2.6)	(6.0)	(1.9)
State income taxes, net of federal benefit	(0.6)	(1.3)	(0.1)
Permanent differences	0.5	0.2	(0.2)
Change in valuation allowance	1.2	(0.3)	(0.2)
Other	—	—	0.1

Effective income tax rate	33.5%	27.6%	32.7%

NOTE 5 — LONG-TERM LEASES
The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $48,400, $41,573, and $34,770, for 2005, 2004, and 2003, respectively. Total contingent rentals included in operating leases above was $1,247, $1,319, and $1,253, for 2005, 2004, and 2003, respectively. Amortization expense on assets under capital lease for 2005, 2004, and 2003 was $481, $553, and $627, respectively.
Future minimum rental payments under all operating and capital leases as of January 28, 2006 are as follows:

	Operating	Capital
	Leases	Leases

2006	$43,190	$628
2007	38,335	386
2008	30,033	129
2009	22,150
2010	14,998	—
Thereafter	29,994	—

Total minimum lease payments	$178,700	1,143

Imputed interest		(123)

Present value of net minimum lease payments, including $543 classified as current portion of capital lease obligations		$1,020

The gross amount of property and equipment under capital leases was $4,967 at January 28, 2006 and January 29, 2005. Accumulated depreciation on property and equipment under capital leases at January 28, 2006 and January 28, 2005, was $4,203, and $3,722, respectively.
NOTE 6 — SHAREHOLDERS’ EQUITY
In 1998, the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a “Right”) for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company’s common stock. The Rights will become dilutive at the time of exercise and will expire, if unexercised, in October 2008.
On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. On June 6, 2003, the Company raised proceeds of $5.5 million from the offering of 225,000 shares. On September 3, 2003, the Company sold 75,000 shares of common stock for $2.6 million with the intention of purchasing an airplane. Later, the Company decided not to purchase the airplane, whereupon the Company purchased and retired $2.6 million of common stock of the CEO. A Limited Liability Company (LLC) of which the CEO is the sole member purchased the airplane for $4.7 million. The Company entered into a dry lease agreement with the LLC for its usage at the annualized rate of 2.5%. On December 30, 2003, the Company purchased the LLC for

$4.7 million. As of January 28, 2006, the Company has 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.
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
NOTE 7 — EMPLOYEE BENEFIT PLANS
Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 2,425,389 shares as of January 28, 2006 (2,535,902 shares as of January 29, 2005) are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at January 28, 2006 expire in 2006 through 2012.
Under the plan, stock option grants are made to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred’s common stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred’s common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The plan also contains a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.
A summary of activity in the plan follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,287,762	$16.35	1,471,269	$12.61	1,207,799	$7.71
Granted	244,000	15.38	307,315	17.41	669,401	17.69
Forfeited/ canceled	(143,714)	18.50	(80,327)	6.86	(40,753)	7.81
Exercised	(140,054)	7.33	(410,495)	5.60	(365,178)	6.27

Outstanding at end of year	1,247,994	16.92	1,287,762	16.35	1,471,269	12.61

Exercisable at end of year	433,869	16.09	461,916	13.08	740,568	7.65

The weighted average remaining contractual life of all outstanding options was 5.4 years at January 28, 2006.
The following table summarizes information about stock options outstanding at January 28, 2006.

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding at	Life	Exercise	Exercisable at	Exercise
Exercise Prices	January 28, 2006	(in Years)	Price	January 28, 2006	Price
$8.00 to $14.88	354,227	5.0	$13.45	196,422	$12.53
$15.27 to $20.60	807,630	5.7	$17.55	201,260	$18.07
$23.05 to $34.48	86,137	4.2	$25.48	36,187	$24.34

	1,247,994			433,869

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 2005, 2004, and 2003 was $7.35, $5.61, and $6.68, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Average expected life (years)	5.3	5.7	5.0
Average expected volatility	46.6%	41.1%	35.7%
Risk-free interest rates	4.3%	1.3%	1.1%
Dividend yield	0.5%	0.3%	0.3%
The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
Restricted Stock. During 2005, 2004, and 2003, the Company issued a net of 476 and 175,969 and 1,406 restricted shares, respectively. Compensation expense related to the shares issued is recognized over the period for which restrictions apply.
Employee stock ownership plan. The Company has a non-contributory employee stock ownership plan for the benefit of qualifying employees who have completed one year of service and attained the age of 18. Benefits are fully vested upon completion of seven years of service. The Company has not made any contributions to the plan since

1996 and the plan owns 278,507 shares of Company stock. All shares are included in shares outstanding for computation of net income per share.
Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan, which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock at 85% of its fair market value by payroll deductions up to certain limits. The number of shares of common stock initially reserved for issuance under the Employee Stock Purchase Plan was 1,000,000 shares. As of January 28, 2006, there were 967,415 shares available.
Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2005, 2004, and 2003 were $142, $175, and $207, respectively.
Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 (effective January 1, 2004 this was changed to 62) and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	January 28,	January 29,
	2006	2005
Benefit obligation at beginning of year	$583	$759
Service cost	41	28
Interest cost	39	34
Plan amendments	—	(195)
Actuarial gain	93	(11)
Benefits paid	(25)	(32)

Benefit obligation at end of year	$731	$583

A reconciliation of the Plan’s funded status to accrued benefit cost follows:

	January 28,	January 29,
	2006	2005
Funded status	$(731)	$(583)
Unrecognized net actuarial gain	(1,404)	(1,586)
Unrecognized prior service cost	(171)	(185)

Accrued benefit costs	$(2,306)	$(2,354)

The medical care cost trend used in determining this obligation is 9.0% effective December 1, 2004, decreasing annually before leveling at 5.0% in 2015. To illustrate the trend rate used, increasing the health care cost trend by 1% would increase the effect on the total of service cost and interest cost by $10 and the accumulated postretirement benefit obligation (“APBO”) by $67. Decreasing the health care cost trend by 1% would decrease the effect on the total of service cost and interest cost by $8 and the APBO by $60. The discount rate used in calculating the obligation was 5.75% in 2005 and 2004. There was no reduction in APBO related to benefits attributed to past service and the effect on the measurement of the net periodic postretirement benefit cost was $14 as of January 28, 2006. The net periodic benefit cost decreased in 2004 due to changes in actuarial assumptions regarding turnover, participation in the plan, the medical inflation rate and the rate of contribution by participants. The reduction in APBO related to benefits attributed to past service was $115 and the effect on the measurement of the net periodic postretirement benefit cost was $13 as of January 29, 2005.
The annual net postretirement cost is as follows:

	For the Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Service cost	$41	$28	$36
Interest cost	39	34	45
Amortization of prior service cost	(13)	(14)	(1)
Amortization of unrecognized prior service cost	(90)	(103)	(107)

Net periodic postretirement benefit cost	$(23)	$(55)	$(27)

The Company’s policy is to fund claims as incurred.
Information about the expected cash flows for the postretirement medical plan follows:

Expected Benefit Payments	Postretirement
(net of retiree contributions)	Medical Plan
2006	$44
2007	49
2008	58
2009	58
2010	63
2011 - 2015	383
NOTE 8 — NET INCOME PER SHARE
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

A reconciliation of basic earnings per share to diluted earnings per share follows:

	Year Ended
	January 28, 2006			January 29, 2005			January 31, 2004
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$26,094	39,632	$.66	$27,952	39,252	$.71	$32,795	38,754	$.85
Effect of Dilutive Securities		140			280			898

Diluted EPS	$26,094	39,772	$.66	$27,952	39,532	$.71	$32,795	39,652	$.83

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 89,404 and 94,028 such options outstanding at January 28, 2006 and January 29, 2005. There were no such options outstanding at January 31, 2004.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Commitments. The Company had commitments approximating $12.0 million at January 28, 2006 and $12.6 million at January 29, 2005 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $12.9 million at January 28, 2006 and $10.8 million at January 29, 2005 utilized as collateral for its risk management programs.
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
Note 10 – Sales Mix
The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of January 28, 2006, all of the Company’s operations were located within the United States.
The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Pharmaceuticals	31.3%	32.6%	32.4%
Household Goods	25.0%	23.7%	23.6%
Apparel and Linens	13.8%	14.1%	14.2%
Food and Tobacco Products	11.2%	10.7%	10.2%
Health and Beauty Aids	8.0%	8.6%	8.8%
Paper and Cleaning Supplies	8.5%	8.0%	8.1%
Sales to Franchised Fred’s Stores	2.2%	2.3%	2.7%

Total Sales Mix	100.0%	100.0%	100.0%

     Note 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)
     The Company’s unaudited quarterly financial information for the fiscal years ended January 31, 2006 and January 29, 2005 is reported below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 28, 2006

Net sales	$382,738	$373,319	$376,754	$456,531
Gross profit	109,029	104,731	108,812	125,664
Net income	6,722	3,483	6,321	9,568

Net income per share
Basic	0.17	0.09	0.16	0.24
Diluted	0.17	0.09	0.16	0.24
Cash dividends paid per share	0.02	0.02	0.02	0.02

Year Ended January 29, 2005

Net sales	$341,486	$340,850	$349,139	$410,306
Gross profit	96,794	93,970	101,249	113,294
Net income	7,202	2,922	7,416	10,412

Net income per share
Basic	0.18	0.07	0.19	0.27
Diluted	0.18	0.07	0.19	0.27
Cash dividends paid per share	0.02	0.02	0.02	0.02

ITEM 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports, subject to the effectiveness of the Company’s internal control over financial reporting. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Fred’s, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. Fred’s, Inc. internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the fair and reliable preparation and presentation of the Consolidated Financial Statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of Fred’s, Inc. assessed the effectiveness of the company’s internal control over financial reporting as of January 28, 2006. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 28, 2006.
Our assessment of the effectiveness of internal control over financial reporting as of January 28, 2006 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. BDO Seidman’s attestation report on management’s assessment of internal control over financial reporting is included herein.

(c) Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Fred’s, Inc.
Memphis, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal control Over Financial Reporting, that Fred’s, Inc. (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion of the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain responsible assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO control criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended January 28, 2006, and January 29, 2005, and our report dated April 12, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
April 12, 2006
Memphis, Tennessee

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 28, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     ITEM 9B. OTHER INFORMATION
     None.
PART III
     ITEM 10: Directors and Executive Officers of the Registrant
The following information is furnished with respect to each of the directors and executive officers of the Company:

Name	Age	Positions and Offices

Michael J. Hayes (1)	64	Director, Chairman of the Board, Chief Executive Officer
John R. Eisenman (1)	64	Director
Roger T. Knox (1)	68	Director
John Reier (1)	66	President and Director
Thomas H. Tashjian(1)	51	Director
B. Mary McNabb (1)	57	Director
Gerald E. Thompson(1)	56	Director
Douglas J. Tate	49	Executive Vice President and Chief Operating Officer
Jerry A Shore	53	Executive Vice President and Chief Financial Officer
James R. Fennema	56	Executive Vice-President — General Merchandise Manager
Dennis K Curtis	46	Executive Vice-President – Store Operation
John A. Casey	59	Executive Vice President — Pharmacy Acquisitions
Rick A Chambers	42	Senior Vice President – Pharmacy Operations
Charles S. Vail	63	Corporate Secretary, Vice President – Legal Services and General Counsel

(1) Seven directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.
     Michael J. Hayes was elected a director of the Company in January 1987. Mr. Hayes served as Managing Director of the Company from October 1989 until March 2002 when he was elected Chairman of the Board. He has been Chief Executive Officer since October 1989. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President — Corporate Finance and Financial Services.
     John R. Eisenman is involved in real estate investment and development with REMAX Island Realty, Inc., located in Hilton Head Island, South Carolina. Mr. Eisenman has been engaged in commercial and industrial real estate brokerage and development since 1983. Previously, he founded and served as President of Sally’s, a chain of fast food restaurants from 1976 to 1983, and prior thereto held various management positions in manufacturing and in securities brokerage.
     Roger T. Knox is President Emeritus of the Memphis Zoological Society and was its President and Chief Executive Officer from January 1989 through March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith’s Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and its

Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley’s Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of Hancock Fabrics, Inc.
     John D. Reier is President and a Director. Mr. Reier joined the Company in May of 1999 as President and was elected a Director of the Company in August 2000. Prior to joining the company, Mr. Reier was President and Chief Executive Officer of Sunny’s Great Outdoors Stores, Inc. from 1997 to 1999, and was President, Chief Operating Officer, Senior Vice President of Merchandising, and General Merchandise Manager at Family Dollar Stores, Inc. from 1987 to 1997.
     Thomas H. Tashjian was elected a director of the Company in March 2001. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian’s earlier retail operating experience was in discount retailing at the Ayrway Stores, which were acquired by Target, and in the restaurant business at Noble Roman’s.
     B. Mary McNabb was elected a director of the Company in April 2005. She currently serves as an executive vice president and a director of The Mowbray Group, a California-based retail consulting firm that specializes in problem-solving, cost reductions, importing, and retail management. She also has served as a member of the Board of Directors of C-ME (Cyber Merchants Exchange), a public company, and now as an advisor to the board is involved in the development of the company’s ASAP Trade Show. McNabb was formerly executive vice president of merchandising and marketing for Factory 2-U, vice president of sourcing for S-Q of California, and West Coast manager/buyer for One Price Clothing, Inc.
     Gerald E. Thompson R.Ph., was elected a director of the Company in April 2005. He retired in July 2004 from Eckerd Corporation, a subsidiary of J.C. Penney — a Fortune 100 company and the fourth largest drug store retailer in the nation, with over 2,900 stores in 20 states and more than $13 billion in annual sales. Joining the company in 1997 as regional vice president, a position he had held for almost 10 years with Thrift Drug Stores prior to its merger with Eckerd that year, he was promoted senior vice president of pharmacy services in 2000. At different times during his career with Eckerd, Thompson held primary operating responsibility for approximately 2,000 stores and, as senior vice-president, he oversaw all of Eckerd’s 2,800 pharmacies — which generated about $10 billion in annual sales. Thompson served in the industry’s trade organization, the National Association of Chain Drug Stores, where he participated in legislative activities on the federal and state level and was a member of the Association’s Pharmacy and Governmental Affairs committees.
     Douglas J. Tate joined the Company in September 2005 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Tate had been Chief Operating Officer at Bell Allied Group, a national distribution and transportation services company based in Boston, Massachusetts since 2002. Prior to that, he was Vice President and Chief Financial Officer of Smart & Final Foodservice Distributors, held various positions at Alliant Foodservice, including Senior Vice President of its $1.2 billion (sales) Northeast Division, and, while with Thom McAn Shoe Company, was Director of Planning and Analysis. Mr. Tate obtained an MBA from Babson College in 1982 and BS from Bates College in 1978.

     Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.
     James R. Fennema joined the Company in December 2004 as Executive Vice-President – General Merchandise Manager. Prior to joining the Company, Mr. Fennema was employed by Duckwall-Alco Stores, Inc. as Senior Vice-President and General Merchandise Manager from 1993 to 2004, and in various management positions with Sears, Caldor, Fisher’s Big Wheel, Shopko and Richman-Gordon from 1973 to 1993.
     Dennis K. Curtis was promoted to Executive Vice-President in July 2003. Prior to this position, Mr. Curtis held the position of Senior Vice-President – Divisional Merchandising Manager of Hardlines. Mr. Curtis joined the Company in 1980 as a management trainee in store operations.
     John A. Casey was named Executive Vice President — Pharmacy Acquisitions in June of 2004 and was previously Executive Vice President – Pharmacy Operations since February 1997. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered Pharmacist.
     Rick A. Chambers was named Senior Vice President – Pharmacy Operations in June of 2004. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.
     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President — Legal since 1984. Mr. Vail joined the Company in 1968.
The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2006 annual meeting.
ITEM 11: Executive Compensation
     Information required by this item is incorporated herein by reference to the proxy statement for our 2006 annual meeting.
ITEM 12: Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the proxy statement for our 2006 annual meeting.
ITEM 13: Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the proxy statement for our 2006 annual meeting.
ITEM 14. Principal Accountants Fees and Services
     Information required by this item is incorporated herein by reference to the proxy statement for our 2006 annual meeting.

PART IV
ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Consolidated Financial Statements (See ITEM 8)
Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP.
Report of Independent Registered Public Accounting Firm – Ernst & Young, LLP.
(a)(2) Financial Statement Schedules
                               Schedule II — Valuation and Qualifying Accounts
(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)].

3.2	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8].

4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)].

4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998].

10.1	Form of Fred’s, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

10.3	Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred’s, Inc. dated February 5, 1992 for the lease of truck tractors to Fred’s, Inc. and the servicing of those vehicles and other equipment of Fred’s, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

*10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993].

***10.6	Term Loan Agreement between Fred’s, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999].

***10.7	Prime Vendor Agreement between Fred’s Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999].

***10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred’s, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.9	Revolving Loan Agreement between Fred’s, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000].

***10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.11	Seasonal Over line Agreement between Fred’s, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000].

***10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003].

10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005].

10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred’s Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred’s Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005].

**10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line.

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO Seidman LLP

**23.2	Consent of Ernst & Young LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(b)	Reports on Form 8-K

None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
	of Period	Expenses	Write-offs	of Period
Allowance for doubtful Accounts (in thousands):
Year ended January 31, 2004	$975	$462	$—	$1,437
Year ended January 29, 2005	$1,437	$—	$808	$629
Year ended January 29, 2005	$629	$69	$—	$698

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2006.

FRED’S, INC.

By:	/s/ Michael J. Hayes

Michael J. Hayes, Chief Executive Officer

By:	/s/ Jerry A. Shore

Jerry A. Shore, Executive Vice
President and Chief Financial Officer
(Principal Accounting and Financial
Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of April, 2006.

Signature	Title

/s/ Michael J. Hayes Michael J. Hayes	Director, Chairman of the Board, Chief Executive Officer

/s/ Roger T. Knox Roger T. Knox	Director

/s/ John R. Eisenman John R. Eisenman	Director

/s/ John D. Reier John D. Reier	President and Director

/s/ Thomas H. Tashjian Thomas H. Tashjian	Director

/s/ B. Mary McNabb B. Mary McNabb	Director

/s/ Gerald E. Thompson Gerald E. Thompson	Director