Form 10-Q
period 2006-04-29
FREDS INC
filed 2006-06-08
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 29, 2006.
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑.
The registrant had 39,932,894 shares of Class A voting, no par value common stock outstanding as of June 2, 2006.

FRED’S, INC.

Part 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	April 29,	January 28,
	2006	2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,749	$3,145
Inventories	317,012	303,800
Receivables, less allowance for doubtful accounts of $782 and $698, respectively	26,268	20,622
Other non-trade receivables	12,595	11,181
Prepaid expenses and other current assets	9,085	10,790

Total current assets	367,709	349,538
Property and equipment, at depreciated cost	137,667	139,134
Equipment under capital leases, less accumulated amortization of $4,269 and $4,203, respectively	699	765
Other noncurrent assets, net	9,282	8,704

Total assets	$515,357	$498,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,079	$78,491
Current portion of indebtedness	243	510
Current portion of capital lease obligations	510	543
Accrued expenses and other	37,276	31,449
Deferred income taxes	18,608	18,329
Income taxes payable	2,659	6,196

Total current liabilities	143,375	135,518

Long-term portion of indebtedness	7,749	6,338
Deferred income taxes	11,252	10,494
Capital lease obligations, long term portion	370	477
Other noncurrent liabilities	5,507	5,719

Total liabilities	168,253	158,546

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,910,449 and 39,860,188 shares issued and outstanding, respectively	132,961	134,218
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	214,143	207,643
Unearned compensation	—	(2,266)

Total shareholders’ equity	347,104	339,595

Total liabilities and shareholders’ equity	$515,357	$498,141

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	$416,878	$382,738
Cost of goods sold	297,034	273,709

Gross profit	119,844	109,029
Depreciation and amortization	7,109	6,643
Selling, general and administrative expenses	101,687	92,195

Operating income	11,048	10,191
Interest income	(47)	—
Interest expense	42	158

Income before income taxes	11,053	10,033
Income taxes	3,755	3,311

Net income	$7,298	$6,722

Net income per share:
Basic	$.18	$.17

Diluted	$.18	$.17

Weighed average shares outstanding:
Basic	39,711	39,549
Effect of dilutive stock options	129	165

Diluted	39,840	39,714

Dividends paid per common share	$.02	$.02

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,298	$6,722
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,109	6,643
Net gain on asset disposition	(18)	—
Stock-based compensation	347	—
Provision for uncollectible receivables	84	12
LIFO reserve increase	712	343
Deferred income tax expense	1,037	917
Amortization of unearned compensation	—	75
Excess tax benefits from stock-based compensation	(44)	116
(Increase) decrease in assets:
Receivables	(7,144)	(840)
Inventories	(13,924)	(22,018)
Other assets	1,705	399
Increase (decrease) in liabilities:
Accounts payable and accrued expense	11,415	19,284
Income taxes payable	(3,493)	2,277
Other noncurrent liabilities	(212)	100

Net cash provided by operating activities	4,872	14,030

Cash flows from investing activities:
Capital expenditures	(5,087)	(6,116)
Proceeds from asset dispositions	98	—
Asset acquisitions, net (primarily intangibles)	(1,047)	(1,340)

Net cash used in investing activities	(6,036)	(7,456)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(514)	(166)
Proceeds from revolving line of credit, net of payments	1,418	4,750
Excess tax benefits from stock-based compensation	44	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	618	761
Cash dividends paid	(798)	(796)

Net cash provided by financing activities	768	4,549

(Decrease) increase in cash and cash equivalents	(396)	11,123
Beginning of period cash and cash equivalents	3,145	5,365

End of period cash and cash equivalents	$2,749	$16,488

Supplemental disclosures of cash flow information:
Interest paid	$64	$143

Income taxes paid	$6,200	$—

Non-cash investing and financial activities:
Assets acquired with term loan	$100	$—

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates as of April 29, 2006, 663 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 278 of the stores have full service pharmacies.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 2006 incorporated into Our Annual Report on Form 10-K.
     The results of operations for the thirteen-week period ended April 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which addresses the valuation of servicing assets and servicing liabilities. SFAS No. 156 eliminates the requirement to value servicing assets and servicing liabilities at the lower of cost or market and instead permits these assets and liabilities to be measured at fair value. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations or financial position.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

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
     For pharmacy inventories, which are $37.8 million and $35.5 million at April 29, 2006 and January 28, 2006, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $12.9 million at April 29, 2006 and $12.2 million at January 28, 2006. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.

NOTE 4: STOCK-BASED COMPENSATION

     Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this method, compensation expense recognized in the first interim period in 2006 includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     In November 2005, FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP FAS 123R-3”). Effective January 29, 2006, the Company has elected to adopt the alternative transition method provided in FSP FAS 123R-3 for calculating the income tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
     Stock-based compensation expense, post adoption of SFAS 123R, is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture estimate for stock options is 11% and for restricted stock is 4%. For periods prior to 2006, the Company in its proforma disclosures under FAS 123, recognized forfeitures as they occurred.
     For the quarter ended April 29, 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $.35 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $.15 million, $.09 million and $.11 million, respectively. The related total income tax benefit was $.07 million
     SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

     Prior to January 28, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock option compensation expense was reflected in net income prior to adopting SFAS 123(R).
     The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based employee incentive plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model with share-based awards amortized over the vesting periods.

For the Quarter Ended
April 30, 2005
(In thousands, except per share data)

Net income as reported	$6,722
Deduct: SFAS No. 123 pro forma compensation expense, net of income taxes	(168)

Pro forma net income	$6,554

Pro forma earnings per share:
Basic	$0.17
Diluted	$0.17

Earnings per share, as reported:
Basic	$0.17
Diluted	$0.17
     The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Stock options granted have exercise prices equal to the market price of Fred’s common stock on the grant date.
     The fair value of each option granted during the period ended April 29, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Thirteen weeks ended
April 29, 2006
Weighted Average Black-Scholes Assumptions - Stock Options
Expected volatility	41.5%
Risk-free interest rate	4.9%
Expected option life (in years)	5.85
Expected dividend yield	0.35%
Weighted average fair value at grant date	$6.16

Thirteen weeks ended
April 29, 2006
Weighted Average Black-Scholes Assumptions - Employee Stock Purchase Plan
Expected volatility	33.5%
Risk-free interest rate	4.8%
Expected option life (in years)	0.5
Expected dividend yield	0.13%
Weighted average fair value at grant date	$3.58
The following is a summary of the methodology applied to develop each assumption:
Expected Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
Risk-free Interest Rate — This is the yield of a U.S. Treasury zero-coupon bond issue effective at the grant date with a remaining term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of seven and one-half years. An increase in the expected life will increase compensation expense.
Dividend Yield — This is based on the historical yield for a period equivalent to the expected life of the option. An increase in the dividend yield will decrease compensation expense.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

NOTE 5: Stock Plans

Stock Option Plans
     The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred’s common stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred’s common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan also contains a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.
Employee Stock Purchase Plan
     The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 15,268 shares issued during the quarter ended April 29, 2006. There are 1,000,000 shares approved to be issued under the 2004 Plan and as of April 29, 2006, there were 952,149 shares available.
Stock Options
The following table summarizes stock option activity during the quarter ended April 29, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(Thousands)
Outstanding at January 28, 2006	1,190,019	$16.89
Granted	295,000	$13.58
Forfeited/ cancelled	(182,125)	$15.46
Exercised	(22,407)	$9.66		$80

Outstanding at April 29, 2006	1,280,487	$16.46	3.9	$424

Exercisable at April 29, 2006	402,667	$16.72	2.9	$244

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $14.91 on the last trading day of the period ended April 29, 2006 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred’s stock. Cash received from the exercise of stock options during the quarter ended April 29, 2006 totaled $.22 million and the related tax benefits recognized from the exercise of stock options totaled $.03 million. As of April 29, 2006, total unrecognized stock-based compensation expense net of estimated forfeitures related to nonvested stock options was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 4.0 years. The total fair value of options vested during the period ended April 29, 2006 was $.2 million.
The following table summarizes information about stock options outstanding at April 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding at	Life	Exercise	Exercisable at	Exercise
Exercise Prices	April 29, 2006	(in Years)	Price	April 29, 2006	Price
$8.00 to $14.60	609,820	4.0	$13.62	173,415	$12.90
$14.68 to $20.60	588,930	4.0	$18.14	179,565	$18.25
$23.05 to $34.48	81,737	2.9	$25.51	49,687	$24.51

	1,280,487	3.9	$16.46	402,667	$16.72

Restricted Stock
     The Company’s stock incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting.
     The following table summarizes restricted stock activity during the quarter ended April 29, 2006:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at January 28, 2006	172,532	$15.48
Granted	40,313	$14.98
Forfeited / Cancelled	(196)	$18.46
Vested	(5,700)	$5.41

Non-vested Restricted Stock at April 29, 2006	206,949	$15.66

The aggregate pre-tax intrinsic value of restricted stock outstanding as of April 29, 2006 is $2.9 million with a weighted average remaining contractual life of 7.8 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 7.3 years. The total fair value of restricted stock awards that vested during the quarter ended April 29, 2006 was $.03 million.
The unrecognized compensation expense related to outstanding restricted stock awards was recorded as unearned compensation in shareholders’ equity at January 28, 2006. With the adoption of SFAS 123 (R), the unrecognized compensation expense related to outstanding restricted stock awards granted prior to January 29, 2006 was charged to common stock.

NOTE 6: Property and Equipment

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

	April 29,	January 28,
	2006	2006
	(unaudited)

Building and building improvements	$74,935	$74,960
Furniture, fixtures and equipment	204,197	200,049
Leasehold improvements	39,547	38,901
Automobiles and vehicles	6,302	6,232
Airplane	4,697	4,697

	329,678	324,839
Less: Accumulated Depreciation and Amortization	(196,589)	(190,306)

	133,089	134,533
Construction in Progress	302	325
Land	4,276	4,276

Total Property and Equipment, at depreciated cost	$137,667	$139,134

Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview
In 2006, the Company plans to open 60 - 70 new stores and 20 - 25 new pharmacies, with the net effect being an increase in selling space in the range of 8% to 10%. Increased selling space will help drive increases in total sales, while comparable store sales increases will be driven by our continued focus on merchandising, with initiatives such as our Merchandising Refresher program. Additionally, our cooler program, which was implemented in the latter half of last year, will continue to drive increases in comparable store sales. The Company will continue in 2006 with capital investment in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
Key factors that will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s expansion.
In 2006, other factors that will affect Company performance include managing the impacts of the implementation of Medicare Part D, which has a negative effect on gross margin with a partial positive offset from increasing Part D scripts, and implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP) which could negatively affect gross margin. Also, during the first quarter of 2006, we implemented Financial Accounting Standard No 123R, “Share Based Payments” which will continue to increase compensation expense over historical periods.
In the first quarter of 2006, the Company opened 20 new stores and closed 2 stores. The majority of our new store openings were in Georgia, Mississippi, and North Carolina. We did not enter into any new states in the quarter. Additionally, we opened four new pharmacies and closed one pharmacy during the quarter.
We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. During the first quarter of 2006, our average comparable customer transaction was approximately $18.36. In comparison, the discount dollar stores average $8 - $9 and chain drugs and mass merchants average in the range of $40 - $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.
During 2006, the Company expects to see continued payback on key technology initiatives we have implemented. These initiatives include store POS systems upgrades, allocation system upgrades, and radio frequency devices in the stores to facilitate scanning in-store deliveries and taking inventory counts.
As previously reported, the Company expects an increase in earnings per diluted share for 2006. The Company bases this increase in estimated earnings for fiscal 2006, which will be a 53-week year, on the following assumptions:
•	The Company expects a charge of $0.03 per diluted share relating to the expensing of stock options as required by Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

•	Comparable store sales are anticipated to increase for the full year in the range of 3%-5%. Total sales are expected to increase in the range of 11%-15% for the year.

•	The Company expects to open 60-70 new stores and 20-25 new pharmacies in 2006 and close 5-10 stores and 5-10 pharmacies, with the net effect being an increase in selling space in the range of 8%-10%.

•	A net effect of $0.05-$0.06 per diluted share from the implementation of Medicare Part D, reflecting a lower margin on pharmacy sales, which contains a partial offset from increasing Part D scripts.

•	Excludes any estimated potential impact to our pharmacy department from the federally approved Average Manufacturer’s Price (AMP) program that will become effective in 2007, which could be initiated earlier by individual states.

•	Depreciation and amortization expense in 2006 is expected to be approximately $30 million. Planned capital expenditures in 2006 are expected to be approximately $30-$35 million.
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
The impact of inflation on labor and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to the federal and state minimum wage regulations and, accordingly, any increase affects us. In addition, payroll taxes, employee benefits and other employee-related costs continue to increase. Occupancy costs, including rent, maintenance, taxes and insurance, also continue to rise. We believe that maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material changes in critical accounting policies during the thirteen weeks ended April 29, 2006, were the adoption of SFAS No. 123(R), “Share-Based Payment” and FAS No. 123 (R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”.
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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2006 and April 30, 2005
Net sales increased to $416.9 million in 2006 from $382.7 million in 2005, an increase of $34.2 million or 8.9%. The increase was attributable to comparable store sales increases of 2.3% ($8.8 million) and sales by stores not yet included as comparable stores ($25.1 million). Sales to franchisees increased $.3 in 2006 compared to the same quarter last year. The sales mix for the period was 32.4% Pharmaceuticals, 24.0% Household Goods, 13.5% Apparel and Linens, 11.4% Food and Tobacco, 8.4% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 34.0% Pharmaceuticals, 21.4% Household Goods, 14.0% Apparel and Linens, 11.7% Food and Tobacco, 8.3% Health and Beauty Aids, 8.3% Paper and Cleaning Supplies, and 2.3% Franchise for the same period last year.
Gross profit for the first quarter increased to 28.7% of sales in 2006 from 28.5% of sales in 2005. Gross profit margin increased as a result of improved initial margin on store shipments and controlling markdowns.
Selling, general and administrative expenses increased to $108.8 million in 2006 from $98.8 million in 2005. Selling, general and administrative expenses increased primarily due to higher labor ($4.2 million), utilities ($1.5 million), property and equipment rents ($1.6 million), insurance ($.9 million) and advertising ($.7 million). As a percentage of sales, expenses increased to 26.0% of sales compared to 25.8% of sales last year. Store operating expenses as a percentage of sales decreased by .3% over the same period last year due to better management of labor expense.
For the first quarter of 2006, interest expense was $.2 million less than the first quarter of 2005. The decrease in interest results from better management of cash flow.
For the first quarter of 2006, the effective income tax rate was 34.0%, as compared to 33.0% in the first quarter of last year. We anticipate the income tax rate for the remainder of the year to be in the 32% to 33% range.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash flows provided by operating activities totaled $4.9 million during the thirteen-week period ended April 29, 2006. Cash was primarily used to increase inventories by approximately $13.9 million in the first quarter of 2006. This increase was primarily attributable to 20 new stores and 7 remodeled stores in the first quarter of 2006. The average store merchandise inventory decreased by 1.6% as compared to the same period last year. Accounts payable and accrued expenses increased by approximately $11.4 million in the first quarter of 2006.
Cash flows used in investing activities totaled $6.0 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($5.1 million) and for technology and other corporate expenditures ($.9 million). During the first quarter of 2006, we opened 20 stores, closed 2 stores, opened 4 pharmacies, closed 1 pharmacy, and remodeled 7 stores. We expect to open 10 to 12 stores in the second quarter and approximately 60 to 70 stores for the year. In 2006, the Company is planning capital expenditures totaling approximately $34.6 million. Expenditures are planned totaling approximately $22.2 million for upgrades, remodels, or new stores and pharmacies; $6.5 million for technology upgrades, $2.8 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $3.1 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2006 will be approximately $30 million.
Cash flows provided by financing activities totaled $.8 million and included $1.4 million of borrowings under the Company’s revolving credit agreement for inventory needs.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

•	Continued availability of capital and financing.

•	Competitive factors.

•	Changes in reimbursement practices for pharmaceuticals.

•	Governmental regulation.

•	Increases in fuel and utility rates.

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of April 29, 2006. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
     (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
/s/ Michael J. Hayes
Michael J. Hayes
Date: June 8, 2006	Chief Executive Officer

/s/ Jerry A. Shore
Jerry A. Shore
Date: June 8, 2006	Chief Financial Officer