Form 10-Q
period 2006-07-29
FREDS INC
filed 2006-09-07
CIK 724571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 29, 2006.
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
The registrant had 39,971,884 shares of Class A voting, no par value common stock outstanding as of September 1, 2006.

FRED’S, INC.

Part 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	July 29,	January 28,
	2006	2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,483	$3,145
Inventories	337,320	303,800
Receivables, less allowance for doubtful accounts of $658 and $629, respectively	23,777	20,622
Other non-trade receivables	13,658	11,181
Prepaid expenses and other current assets	9,067	10,790

Total current assets	386,305	349,538
Property and equipment, at depreciated cost	137,649	139,134
Equipment under capital leases, less accumulated amortization of $4,347 and $4,203, respectively	621	765
Other noncurrent assets, net	10,432	8,704

Total assets	$535,007	$498,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,243	$78,491
Current portion of indebtedness	243	510
Current portion of capital lease obligations	447	543
Accrued expenses and other	38,406	31,449
Income taxes payable	—	6,196
Deferred income taxes	18,690	18,329

Total current liabilities	137,029	135,518

Long-term portion of indebtedness	29,137	6,338
Deferred income taxes	10,780	10,494
Capital lease obligations, long term portion	287	477
Other noncurrent liabilities	6,111	5,719

Total liabilities	183,344	158,546

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,963,198 and 39,860,188 shares issued and outstanding, respectively	133,995	134,218
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	217,668	207,643
Unearned compensation	—	(2,266)

Total shareholders’ equity	351,663	339,595

Total liabilities and shareholders’ equity	$535,007	$498,141

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	$406,925	$373,319	$823,803	$756,057
Cost of goods sold	291,881	268,587	588,915	542,296

Gross profit	115,044	104,732	234,888	213,761

Depreciation and amortization	7,013	6,803	14,122	13,446
Selling, general and administrative expenses	101,826	92,429	203,513	184,624

Operating income	6,205	5,500	17,253	15,691
Interest income	(15)	—	(62)	—
Interest expense	235	302	277	460

Income before income taxes	5,985	5,198	17,038	15,231
Provision for income taxes	1,662	1,715	5,417	5,026

Net income	$4,323	$3,483	$11,621	$10,205

Net income per share
Basic	$.11	$.09	$.29	$.26

Diluted	$.11	$.09	$.29	$.26

Weighted average shares outstanding
Basic	39,753	39,638	39,732	39,593

Effect of dilutive stock options	96	153	99	165

Diluted	39,849	39,791	39,831	39,758

Dividends per common share	$.02	$.02	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six Weeks Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,621	$10,205
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,122	13,446
Net loss on asset disposition	15	—
Stock-based compensation	1,086	—
(Recovery of) provision for uncollectible receivables	(40)	12
LIFO reserve increase	1,632	727
Deferred income taxes	647	1,382
Amortization of unearned compensation	—	325
Excess tax benefits from stock-based compensation	(56)	126
(Increase) decrease in assets:
Trade receivables	(8,284)	(3,714)
Insurance receivables-Hurricane Katrina	2,410	—
Inventories	(35,152)	(28,013)
Other assets	1,723	(1,135)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,709	19,409
Income taxes payable	(6,140)	3,935
Other noncurrent liabilities	392	(438)

Net cash (used in) provided by operating activities	(8,315)	16,267

Cash flows from investing activities:
Capital expenditures	(11,373)	(15,499)
Proceeds from asset dispositions	98	—
Insurance recoveries for replacement assets	282	—
Asset acquisition, (primarily intangibles)	(2,861)	(2,060)

Net cash used in investing activities	(13,854)	(17,559)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(665)	(350)
Proceeds from revolving line of credit, net of payments	22,811	15,164
Excess tax benefits from stock-based compensation	56	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	901	931
Cash dividends paid	(1,596)	(1,592)

Net cash provided by financing activities	21,507	14,153

Increase (decrease) in cash and cash equivalents	(662)	12,861
Beginning of period cash and cash equivalents	3,145	5,365

End of period cash and cash equivalents	$2,483	$18,226

Supplemental disclosures of cash flow information:
Interest paid	$207	$405

Income taxes paid	$13,141	$—

Non-cash investing and financing activities:
Assets acquired through term loan	$100	$—

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
     Fred’s, Inc. (“We”, “Our” or “Us”) operates, as of July 29, 2006, 673 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 282 of the stores have full service pharmacies.
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
     The results of operations for the twenty-six week period ended July 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.
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
     In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF 06-3. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the company’s fiscal 2007 year beginning February 4, 2007. The company is currently assessing the impact FIN 48 will have on its results of operations or financial position.
     On July 26, 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. This standard would be effective for the company’s fiscal 2006 year ending February 3, 2007. The FASB is expected to issue its final standard on or before September 29, 2006. No determination has yet been made regarding the materiality of the potential impact of this proposed interpretation on the Company’s results of operations or financial position.
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
     For pharmacy inventories, which are $35.9 million and $35.5 million at July 29, 2006 and January 28, 2006, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the RIM method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $13.8 million at July 29, 2006 and $12.2 million at January 28, 2006. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.
     Cost of goods sold and gross profit margins were favorably impacted during the quarter ended July 29, 2006 by $1.0 million due to settlement of insurance claims related to damaged merchandise, business interruption, etc, related to Hurricane Katrina.
NOTE 4: STOCK-BASED COMPENSATION
     Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this method, compensation expense recognized in 2006 includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     In November 2005, FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP FAS 123R-3”). Effective January 29, 2006, the Company has elected to adopt the alternative transition method provided in FSP FAS 123R-3 for calculating the income tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     Stock-based compensation expense, post adoption of SFAS 123(R), is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture estimate for stock options is 11% and for restricted stock is 4%. For periods prior to 2006, the Company in its proforma disclosures under SFAS 123, recognized forfeitures as they occurred.
     For the 13 weeks ended July 29, 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $.74 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $.56 million, $.06 million and $.12 million, respectively. The related total tax income benefit was $.08 million.
     For the 26 weeks ended July 29, 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $1.09 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $.71 million, $.15 million and $.23 million, respectively. The related total tax income benefit was $.15 million.
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
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the thirteen weeks ended July 29, 2006 were $.62 million and $.58 million lower, respectively, and the Company’s income before income taxes and net income for the twenty-six weeks ended July 29, 2006 were $.86 million and $.79 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2006 were $.02 lower, than if the Company had continued to account for share-based compensation under APB 25.
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
     The following table illustrates the effect on net income and earnings per share for the 13 and 26 weeks ended July 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.

	July 30, 2005
	13 Weeks	26 Weeks
(Amounts in thousands, except per share data)	Ended	Ended
Net income, as reported	$3,483	$10,205
SFAS No. 123 pro forma compensation expense, net of income taxes	(201)	(539)

SFAS No. 123 pro forma Net income	$3,282	$9,666

Earnings per share, as reported:
Basic	$0.09	$.26

Diluted	$0.09	$.26

Pro forma earnings per share:
Basic	$0.08	$.24

Diluted	$0.08	$.24

     The amounts in this table have been adjusted from the amounts reported in our Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended July 30, 2005 to be calculated following the same method that has been utilized under SFAS No. 123(R). The total impact of the change was to increase the incremental stock option expense per SFAS No. 123(R), net of taxes by $.12 million for the thirteen weeks ended July 30, 2005 and $.29 million for the twenty-six weeks ended July 30, 2005.
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
     The fair value of each option granted during the thirteen and twenty-six weeks ended July 29, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	July 29, 2006
	13 Weeks Ended	26 Weeks Ended
Stock Options
Expected volatility	41.6%	41.5%
Risk-free interest rate	4.4%	4.8%
Expected option life (in years)	5.84	5.84
Expected dividend yield	0.35%	0.35%
Weighted average fair value at grant date	$6.05	$6.15

Employee Stock Purchase Plan
Expected volatility	33.5%	33.5%
Risk-free interest rate	4.8%	4.8%
Expected option life (in years)	0.5	0.38
Expected dividend yield	0.13%	0.13%
Weighted average fair value at grant date	$3.91	3.67
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
Dividend Yield – This is based on the historical yield for a period equivalent to the expected life of the option. An increase in the dividend yield will decrease compensation expense.
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
     Employee Stock Purchase Plan
     The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 16,748 shares issued during the thirteen weeks ended July 29, 2006 and 32,016 shares issued during the twenty-six weeks ended July 29, 2005. There are 1,000,000 shares approved to be issued under the 2004 Plan and as of July 29, 2006, there were 935,401 shares available.
     Stock Options
The following table summarizes stock option activity during the twenty-six weeks ended July 29, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(Thousands)
Outstanding at January 28, 2006	1,190,019	$16.89
Granted	320,203	$13.58
Forfeited/ cancelled	(200,975)	$15.66
Exercised	(33,852)	$9.89

Outstanding at July 29, 2006	1,275,395	$16.44	4.4	$0

Exercisable at July 29, 2006	391,928	$16.86	2.7	$0

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $11.78 on the last trading day of the period ended July 29, 2006 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred’s stock. The total pre-tax intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 29, 2006 was $.05 million and $.13 million, respectively. Cash received from the exercise of stock options during the thirteen weeks ended July 29, 2006 totaled $.12 million and the related tax benefits recognized from the exercise of stock options totaled $.02 million. Cash received from the exercise of stock options during the twenty-six weeks ended July 29, 2006 totaled $.34 million and the related tax benefits recognized from the exercise of stock options totaled $.05 million. As of July 29, 2006, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $2.9 million, which is expected to be recognized over a weighted average period of approximately 3.9 years. The total fair value of options vested during the thirteen weeks ended July 29, 2006 was $.03 million. The total fair value of options vested during the twenty-six weeks ended July 29, 2006 was $.23 million.
The following table summarizes information about stock options outstanding at July 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding at	Life	Exercise	Exercisable at	Exercise
Exercise Prices	July 29, 2006	(in Years)	Price	July 29, 2006	Price
$12.35 to $14.60	617,028	5.3	$13.67	163,511	$13.08
$14.68 to $20.60	578,430	3.8	$18.13	179,730	$18.21
$23.05 to $34.48	79,937	2.6	$25.53	48,687	$24.54

	1,275,395	4.4	$16.44	391,928	$16.86

     Restricted Stock
     The Company’s stock incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types, which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting.
     The following table summarizes restricted stock activity during the twenty-six weeks ended July 29, 2006:

		Weighted
		Average
	Number	Grant Date
	Of Shares	Fair Value
Non-vested Restricted Stock at January 28, 2006	172,532	$15.48
Granted	46,443	$14.84
Forfeited / Cancelled	(9,797)	$15.48
Vested	(8,055)	$9.23

Non-vested Restricted Stock at July 29, 2006	201,123	$15.59

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 29, 2006 is $2.4 million with a weighted average remaining contractual life of 8.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 7.5 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended July 29, 2006 was $.04 million. The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 29, 2006 was $.07 million.
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

	July 29,	January 28,
	2006	2006
	(unaudited)
Building and building improvements	$75,310	$74,960
Furniture, fixtures and equipment	208,297	200,049
Leasehold improvements	40,285	38,901
Automobiles and vehicles	6,305	6,232
Airplane	4,697	4,697

	$334,894	$324,839
Less: Accumulated Depreciation and Amortization	(202,821)	(190,306)

	$132,073	$134,533
Construction in Progress	1,300	325
Land	4,276	4,276

Total Property and Equipment, at depreciated cost	$137,649	$139,134

Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
GENERAL
  Executive Overview
Throughout the first half of 2006, the Company has continued its strategy of growth initiatives and productivity improvements. In the first six months of 2006, the Company opened 30 new stores and closed 2 stores. The majority of our new store openings were in Georgia, Mississippi, and North Carolina. This has caused a decline in the rate of our new store openings in 2006 because of the stricter building codes being imposed in areas that were affected by last years catastrophic hurricane season. We did not enter into any new states in the quarter. Additionally, we opened eight new pharmacies and closed one pharmacy during the first six months of 2006.
For the balance of the year, the Company plans to open 30 – 35 new stores and 12 – 17 new pharmacies, with the net effect being an increase in selling space in the range of 8% to 10%. Increased selling space will help drive increases in total sales, while comparable store sales increases will be driven by our continued focus on merchandising, with initiatives such as our Merchandising Refresher program. Additionally, our cooler program, which was implemented in the latter half of last year, is expected to continue to drive increases in comparable store sales. Also, the new store prototype, which was introduced on a limited basis in the second quarter of 2006, changes our merchandise presentation by moving higher margin items to the front of the store and lower margin items to the back with the intention of increasing overall gross margin. The Company will continue in the second half of 2006 with capital investment in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
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
Other factors that will affect Company performance for the remainder of 2006 include managing the impacts of the implementation of Medicare Part D, which has a negative effect on gross margin with a partial positive offset from increasing Part D scripts, and the implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Additionally, the implementation in the first quarter of Financial Accounting Standard No 123(R), “Share Based Payments”, will continue to increase compensation expense over historical periods. Also, because of our location geographically, weather, particularly in the form of hurricanes, could be a factor in the third and fourth quarters of the year.
We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. During the first six months of 2006, our average comparable customer transaction was approximately $18.19. In comparison, the discount dollar stores average $8 — $9 and chain drugs and mass merchants average in the range of $40 — $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year. Our product selection is enhanced by a private label program and opportunistic buys.
As previously reported, the Company expects an increase in earnings per diluted share for 2006. The Company bases this increase in estimated earnings for fiscal 2006, which will be a 53-week year, on the following assumptions:
• The Company expects a charge of $0.04 per diluted share relating to the expensing of stock options as required by Statement of Financial Accounting

Standards No. 123(R), “Share-Based Payment”.
• Comparable store sales are anticipated to increase for the full year in the range of 3%-5%. Comparable store sales are anticipated in the 5%-7% in the third quarter and 3%-5% in the fourth quarter. Total sales are expected to increase in the range of 11%-15% for the year. Total sales are anticipated in the 13%-15% in the third quarter and 18%-20% in the fourth quarter.
• The Company expects to open 60-65 new stores and 20-25 new pharmacies in 2006 and close 5-10 stores and 5-10 pharmacies, with the net effect being an increase in selling space in the range of 8%-10%.
• A net effect of $0.05-$0.06 per diluted share from the implementation of Medicare Part D, reflecting a lower margin on pharmacy sales, which contains a partial offset from increasing Part D scripts.
• A lower estimated tax rate resulting from additional Work Opportunity Tax Credits offered in the areas affected by Hurricane Katrina.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material changes in critical accounting policies during the twenty-six weeks ended July 29, 2006, were the adoption of SFAS No. 123(R), “Share-Based Payment” and FAS No. 123 (R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”.
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
RESULTS OF OPERATIONS
Thirteen Weeks Ended July 29, 2006 and July 30, 2005
Net sales increased to $406.9 million in 2006 from $373.3 million in 2005, an increase of $33.6 million or 9.0%. The increase was attributable to comparable store sales increases of 2.6% ($9.3 million) and sales by stores not yet included as comparable stores ($23.7 million). Sales to franchisees increased $.6 million in 2006 compared to the same quarter last year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchises. The sales mix for the period was 33.0% Pharmaceuticals, 22.5% Household Goods, 12.8% Food and Tobacco, 12.4% Apparel and Linens, 9.0% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 32.8% Pharmaceuticals, 23.0% Household Goods, 13.4% Apparel and Linens, 11.9% Food and Tobacco, 8.7% Paper and Cleaning Supplies, 8.0% Health and Beauty Aids, and 2.2% Franchise for the same period last year.
Gross profit for the second quarter increased to 28.3% of sales in 2006 from 28.1% of sales in 2005. The improvement is primarily a result of managing our initial mark-up and controlling markdowns in the general merchandise departments. Additionally, the pharmacy margins benefited from our new supply agreement in effect this year. This benefit partially offset the reduction in reimbursement rates for Medicare Part D sales. Also in the current quarter, gross profit margin was favorably affected by the recording of hurricane Katrina insurance proceeds of approximately $1.0 million.
Selling, general and administrative expenses increased to $108.8 million in 2006 from $99.2 million in 2005. Selling, general and administrative expenses increased primarily due to higher labor ($4.1 million), property and equipment rent ($1.6 million), utilities expenses ($1.6 million) and fuel prices ($.8 million). Approximately $1.6 million of the increased labor costs are directly attributable to the net addition of 50 stores and 12 pharmacies when compared to last year. As a percentage of sales, expenses increased to 26.8% of sales compared to 26.6% of sales last year. On the positive side, store labor improved by 32 basis points as a percentage of store sales due to better management of labor dollars to store sales.
For the second quarter of 2006 net interest expense was $.2 million compared to $.3 million in 2005.
For the second quarter, the effective income tax rate was 27.8%, as compared to 33.0% in the second quarter of last year. This reduction in effective rate was due to additional work opportunity tax credits and Gulf Opportunity credits available to the Company and the benefit of the year-to-date effect was recorded in the quarter. We anticipate the tax rate for the remainder of the year to be in the 32% to 33% range.

Twenty-six Weeks Ended July 29, 2006 and July 30, 2005
Net sales increased to $823.8 million in 2006 from $756.1 million in 2005, an increase of $67.7 million or 9.0%. The increase was attributable to comparable store sales increases of 2.0% ($14.5 million) and sales by stores not yet included as comparable stores ($52.3 million). Sales to franchisees increased $0.9 million in 2006. The sales mix for the period was 32.6% Pharmaceuticals, 22.3% Household Goods, 13.1% Food and Tobacco, 13.0% Apparel and Linens, 8.7% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 33.4% Pharmaceuticals, 22.2% Household Goods, 13.7% Apparel and Linens, 11.8% Food and Tobacco, 8.5 % Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.2% Franchise for the same period last year. For the year to date period we opened 30 new stores and 8 new pharmacies and we closed two stores and one pharmacy.
Gross profit increased to 28.5% of sales in 2006 compared with 28.3% of sales in the prior-year period. Gross profit margin for the first six months was favorably affected by the same factors as listed for the second quarter.
Selling, general and administrative expenses increased to $217.6 million in 2006 from $198.1 million in 2005. As a percentage of sales, expenses increased to 26.4% of sales compared to 26.2% of sales last year. The increase is primarily due to stock compensation expenses (0.1%), which resulted from the adoption of SFAS No. 123(R), and expenses related to fuel and energy usage such as transportation and utilities (0.1%).
For the first six months of 2006, we incurred net interest expense of $0.2 million as compared to interest expense of $0.5 million last year. The decrease in interest results from better management of cash flow.
For the first six months of 2006, the effective income tax rate was 31.8%, compared with 33.0% for last year. The decrease in the rate is due to certain federal jobs credits available to the Company. We anticipate the tax rate for the balance of the year to remain in the 32% to 33% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash flows used by operating activities totaled $8.3 million during the twenty-six week period ended July 29, 2006. Cash was primarily used to increase inventories by approximately $35.2 million in the first six months of 2006. This increase in inventory was primarily attributable to 30 new stores and 9 remodeled stores in the first six months of 2006 and increased store square footage of 8.0% over the same period last year. Accounts payable and accrued liabilities increased by approximately $7.7 million due to the increase in inventory and the number of stores and income taxes payable decreased by $6.1 million due to estimated tax payments in the first 6 months of 2006. Accounts receivable increased by approximately $8.3 million partially due to increases in pharmacy third-party receivables.
Cash flows used in investing activities totaled $13.9 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($9.4 million), acquisitions of customer lists ($2.9 million), and for technology and other corporate expenditures ($2.0 million). In 2006, the Company is planning capital expenditures totaling approximately $34.6 million. Expenditures for the balance of the year are planned totaling approximately $13.0 million for upgrades, remodels, or new stores and pharmacies customer list and other pharmacy related items; $6.1 million for technology upgrades, $1.2 million for distribution center equipment and capital replacements. Depreciation expense for the year will be approximately $30 million.

Cash flows provided by financing activities totaled $21.5 million and consisted primarily of $22.8 million of borrowings under the Company’s revolving credit agreement for inventory needs. There were $28.5 million in borrowings outstanding at July 29, 2006 and $5.7 million in borrowings outstanding at January 28, 2006.
We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of July 29, 2006. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Loan and Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
     (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION/ RISK FACTORS
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors, which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

o	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

o	Continued availability of capital and financing;

o	Competitive factors;

o	Changes in reimbursement practices for pharmaceuticals;

o	Governmental regulation;

o	Increases in fuel and utility rates;

o	Other factors affecting business beyond our control including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors”
of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no material changes during the quarter to the Risk Factors indicated in Form 10-K for the year ended January 28, 2006.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 4. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders of Fred’s, Inc. was held on June 21, 2006. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, Thomas H. Tashjian, B. Mary McNabb and Gerald E. Thompson were elected as directors of the Company. The shareholders also ratified the appointment of BDO Seidman, LLC as registered public accounting firm for the fiscal year ending February 3, 2007.
The results of the voting were as follows:

		Abstain/
	For	Against	Withheld	Broker Non-Vote
Election of Directors:
Michael J. Hayes	36,693,728		1,806,583	1,410,138
John R. Eisenman	36,528,344		1,971,967	1,410,138
Roger T. Knox	36,528,606		1,971,705	1,410,138
John D. Reier	37,174,529		1,325,782	1,410,138
Thomas H. Tashjian	37,179,743		1,320,568	1,410,138
B. Mary McNabb	37,377,111		1,123,200	1,410,138
Gerald E. Thompson	37,414,182		1,086,129	1,410,138

Appointment of BDO Seidman, LLP	38,468,583	31,728	1,410,138
Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
     All other information in Part II are either not applicable to the Company during the quarter ended July 29, 2006, the answer is negative, or a response has been previously reported and an additional report of information is not required, pursuant to the instructions to Part II.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
/s/ Michael J. Hayes
Michael J. Hayes
Date: September 7, 2006	Chief Executive Officer

/s/ Jerry A. Shore
Jerry A. Shore
Date: September 7, 2006	Chief Financial Officer