Form 10-Q
period 2006-10-28
FREDS INC
filed 2006-12-07
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 28, 2006.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________________________________________ to ______________________________.
Commission file number 001-14565
FRED’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0634010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 New Getwell Rd., Memphis, Tennessee (Address of principal executive offices)	38118 (Zip code)
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
Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒.
The registrant had 40,017,192 shares of Class A voting, no par value common stock outstanding as of December 1, 2006.

FRED’S, INC.

Part 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 28,	January 28,
	2006	2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,470	$3,145
Inventories	388,092	303,800
Receivables, less allowance for doubtful accounts of $756 and $629, respectively	24,523	20,622
Other non-trade receivables	15,090	11,181
Prepaid expenses and other current assets	13,370	10,790

Total current assets	443,545	349,538
Property and equipment, at depreciated cost	139,423	139,134
Equipment under capital leases, less accumulated amortization of $4,462 and $4,203, respectively	505	765
Other noncurrent assets, net	10,155	8,704

Total assets	$593,628	$498,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,893	$78,491
Current portion of indebtedness	243	510
Current portion of capital lease obligations	393	543
Accrued expenses and other	43,344	31,449
Income taxes payable	—	6,196
Deferred income taxes	19,442	18,329

Total current liabilities	182,315	135,518
Long-term portion of indebtedness	35,080	6,338
Deferred income taxes	10,842	10,494
Capital lease obligations, long term portion	192	477
Other noncurrent liabilities	7,366	5,719

Total liabilities	235,795	158,546

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,005,522 and 39,860,188 shares issued and outstanding, respectively	135,011	134,218
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	222,822	207,643
Unearned compensation	—	(2,266)

Total shareholders’ equity	357,833	339,595

Total liabilities and shareholders’ equity	$593,628	$498,141

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$407,872	$376,754	$1,231,675	$1,132,811
Cost of goods sold	288,374	267,942	877,289	810,238

Gross profit	119,498	108,812	354,386	322,573
Depreciation and amortization	6,970	7,073	21,092	20,519
Selling, general and administrative expenses	103,226	91,878	306,739	276,502

Operating income	9,302	9,861	26,555	25,552
Interest income	(1)	(47)	(63)	(47)
Interest expense	288	307	565	767

Income before income taxes	9,015	9,601	26,053	24,832

Provision for income taxes	3,062	3,280	8,479	8,306

Net income	$5,953	$6,321	$17,574	$16,526

Net income per share
Basic	$.15	$.16	$.44	$.42

Diluted	$.15	$.16	$.44	$.42

Weighted average shares outstanding
Basic	39,794	39,661	39,753	39,616
Effect of dilutive stock options	111	98	104	145

Diluted	39,905	39,759	39,857	39,761

Dividends per common share	$.02	$.02	$.06	$.06

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-nine Weeks Ended
	October 28,	October 29,
	2006	2005
Cash flows from operating activities:
Net income	$17,574	$16,526
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,092	20,519
Net loss on asset disposition	141	—
Stock-based compensation	1,585	—
Provision for uncollectible receivables, net	58	57
LIFO reserve increase	1,203	1,447
Deferred income taxes	1,461	3,321
Amortization of unearned compensation	—	424
Net expense related to equity-based compensation	—	13
Excess tax benefits from stock-based compensation	(59)	131
(Increase) decrease in assets:
Trade receivables	(10,863)	(3,494)
Insurance receivables — Hurricane Katrina	2,713	—
Inventories	(85,495)	(68,710)
Other assets	(2,580)	(4,713)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	52,297	45,451
Income taxes payable	(6,137)	4,854
Other noncurrent liabilities	1,647	2,970

Net cash (used in) provided by operating activities	(5,363)	18,796

Cash flows from investing activities:
Capital expenditures	(19,396)	(19,375)
Proceeds from asset dispositions	134	—
Insurance recoveries for replacement assets	282	—
Asset acquisition, (primarily intangibles)	(3,351)	(4,012)

Net cash used in investing activities	(22,331)	(23,387)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(917)	(527)
Proceeds from revolving line of credit, net of payments	28,857	18,886
Proceeds from term loan	—	1,133
Excess tax benefits from stock-based compensation	59	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	1,416	1,429
Cash dividends paid	(2,396)	(2,389)

Net cash provided by financing activities	27,019	18,532
Increase (decrease) in cash and cash equivalents	(675)	13,941
Beginning of period cash and cash equivalents	3,145	5,365

End of period cash and cash equivalents	$2,470	$19,306

Supplemental disclosures of cash flow information:
Interest paid	$465	$641

Income taxes paid	$16,781	$—

Non-cash investing and financing activities:

Intangible assets acquired through term loan	$100	$—

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     Fred’s, Inc. (“We”, “Our” or “Us”) operates, as of October 28, 2006, 687 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 285 of the stores have full service pharmacies.
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
     The results of operations for the thirty-nine week period ended October 28, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2007 year beginning February 4, 2007. The Company is currently assessing the impact FIN 48 will have on its results of operations or financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, recognition of the over funded or under funded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income. SFAS 158 is effective for publicly traded companies as of the end of its fiscal year ending after December 15, 2006 and early application is encouraged. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its results of operations or financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is permitted. The adoption of SAB 108 is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 3: INVENTORIES

     Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (FIFO) method for goods in our stores and the cost first-in, first-out (FIFO) method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.
     In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, the cost value of our inventory is stated at the lower of cost or market as is prescribed by U.S. GAAP.
     Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink) there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate in the determination of the cost value of inventory.
     The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has not experienced any significant change in shrink as a percentage of sales from year to year during the subject reporting periods.
     For pharmacy inventories, which are $35.7 million and $35.5 million at October 28, 2006 and January 28, 2006, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost are maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by $13.4 million at October 28, 2006 and $12.2 million at January 28, 2006. LIFO pharmacy inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO pharmacy inventory costs for interim financial statements are estimated.
     Cost of goods sold and gross profit margins for the thirteen and thirty-nine weeks ended October 28, 2006 were favorable impacted by none and $1.0 million due to settlement of insurance claims related to damaged merchandise, business interruption, etc. related to Hurricane Katrina.

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
     For the 13 weeks ended October 28, 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $.50 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $.31 million, $.07 million and $.12 million, respectively. The related total tax income benefit was $.07 million.
     For the 39 weeks ended October 28, 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $1.59 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $1.02 million, $.22 million and $.35 million, respectively. The related total tax income benefit was $.22 million.
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
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the thirteen weeks ended October 28, 2006 were $.38 million and $.35 million lower, respectively, and the Company’s income before income taxes and net income for the thirty-nine weeks ended October 28, 2006 were $1.24 million and $1.14 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2006 were $.01 and $.02 lower respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
     The following table illustrates the effect on net income and earnings per share for the 13 and 39 weeks of the previous fiscal year which ended October 29, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.

     (Amounts in thousands, except per share data)

	October 29, 2005
	13 Weeks Ended	39 Weeks Ended
Net income, as reported	$6,321	$16,526
SFAS No. 123 pro forma compensation expense, net of income taxes	(205)	(744)

SFAS No. 123 pro forma Net income	$6,116	$15,782

Earnings per share, as reported:
Basic	$0.16	$.42

Diluted	$0.16	$.42

Pro forma earnings per share:
Basic	$0.15	$.40

Diluted	$0.15	$.40

     The amounts in this table have been adjusted from the amounts reported in our Quarterly Report on Form 10-Q for the thirteen and thirty-nine weeks ended October 29, 2005 to be calculated following the same method that has been utilized under SFAS No. 123(R). The total impact of the change was to increase the incremental stock option expense per SFAS No. 123(R), net of taxes by $.12 million for the thirteen weeks ended October 29, 2005 and $.41 million for the thirty-nine weeks ended October 29, 2005.
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
     The fair value of each option granted during the thirteen and thirty-nine weeks ended October 28, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	October 28, 2006
	13 Weeks Ended	39 Weeks Ended
Stock Options
Expected volatility	40.9%	41.4%
Risk-free interest rate	4.7%	4.8%
Expected option life (in years)	5.84	5.84
Expected dividend yield	0.36%	0.35%
Weighted average fair value at grant date	$6.00	$6.02
Employee Stock Purchase Plan
Expected volatility	40.3%	38.2%
Risk-free interest rate	4.8%	4.8%
Expected option life (in years)	0.75	0.5
Expected dividend yield	0.39%	0.26%
Weighted average fair value at grant date	$4.62	4.09
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

NOTE 5: Stock Plans

Stock Option Plans
     The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred’s common stock at a price fixed by the Committee. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred’s common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.
Employee Stock Purchase Plan
     The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 17,336 shares issued during the thirteen weeks ended October 28, 2006 and 49,352 shares issued during the thirty-nine ended October 28, 2005. There are 1,000,000 shares approved to be issued under the 2004 Plan and as of October 28, 2006, there were 918,065 shares available.
Stock Options
     The following table summarizes stock option activity during the thirty-nine weeks ended October 28, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(Thousands)
Outstanding at January 28, 2006	1,190,019	$16.89
Granted	302,925	$13.30
Forfeited/ cancelled	(269,791)	$15.18
Exercised	(62,152)	$11.01

Outstanding at October 28, 2006	1,161,001	$16.67	4.4	$37

Exercisable at October 28, 2006	382,683	$17.71	3.2	$33

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.14 on the last trading day of the period ended October 28, 2006 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred’s stock. The total pre-tax intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 28, 2006 was $.01 million and $.14 million, respectively. Cash received from the exercise of stock options during the thirteen weeks ended October 28, 2006 totaled $.35 million and the related tax benefits recognized from the exercise of stock options totaled $.00 million. Cash received from the exercise of stock options during the thirty-nine weeks ended October 28, 2006 totaled $.69 million and the related tax benefits recognized from the exercise of stock options totaled $.05 million. As of October 28, 2006, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of options vested during the thirteen weeks ended October 28, 2006 was $1.06 million. The total fair value of options vested during the thirty-nine weeks ended October 28, 2006 was $1.29 million.
     The following table summarizes information about stock options outstanding at October 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding at	Life	Exercise	Exercisable at	Exercise
Exercise Prices	October 29, 2006	(in Years)	Price	October 29, 2006	Price
$12.35 to $14.60	504,134	5.6	$13.67	112,196	$13.72
$14.68 to $20.60	579,930	3.6	$18.12	221,700	$18.24
$23.05 to $33.49	76,937	2.3	$25.31	48,787	$24.49

	1,161,001	4.4	$16.67	382,683	$17.71

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
     The following table summarizes restricted stock activity during the thirty-nine weeks ended October 28, 2006:

		Weighted
		Average
	Number	Grant Date
	Of Shares	Fair Value
Non-vested Restricted Stock at January 28, 2006	172,532	$15.48
Granted	56,443	$14.51
Forfeited / Cancelled	(23,769)	$15.10
Vested	(8,055)	$9.23

Non-vested Restricted Stock at October 28, 2006	197,151	$15.51

     The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 28, 2006 is $2.6 million with a weighted average remaining contractual life of 7.8 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 7.3 years. No restricted stock awards vested during the thirteen weeks ended October 28, 2006. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 28, 2006 was $.07 million.
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

	October 28,	January 28,
	2006	2006
	(unaudited)
Building and building improvements	$75,664	$74,960
Furniture, fixtures and equipment	213,670	200,049
Leasehold improvements	41,149	38,901
Automobiles and vehicles	6,326	6,232
Airplane	4,697	4,697

	341,506	324,839
Less: Accumulated Depreciation and Amortization	(208,668)	(190,306)

	132,838	134,533
Construction in Progress	2,322	325
Land	4,263	4,276

Total Property and Equipment, at depreciated cost	$139,423	$139,134

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Executive Overview
     Throughout the first nine months of 2006, the Company has continued its strategy of growth initiatives and productivity improvements. In the first nine months of 2006, the Company opened 46 new stores and closed 4 stores. The majority of our new store openings were in Georgia, Mississippi, and North Carolina. This has caused a decline in the rate of our new store openings in 2006 because of the stricter building codes being imposed in areas that were affected by last years catastrophic hurricane season. We did not enter into any new states in the quarter. Additionally, we opened twelve new pharmacies and closed two pharmacies during the first nine months of 2006.
     For the balance of the year, the Company plans to open 12 new stores and 8 new pharmacies, with the net effect being an annual increase in selling space in the range of 8% to 10%. Increased selling space will help drive increases in total sales, while comparable store sales increases will be driven by our continued focus on merchandising, with initiatives such as our Merchandising Refresher program. Additionally, our cooler program, which was implemented in the latter half of last year, is expected to continue to drive increases in comparable store sales. Also, the new store prototype, which was introduced on a limited basis in the second quarter of 2006, changes our merchandise presentation by moving higher margin items to the front of the store and lower margin items to the back with the intention of increasing overall gross margin. The Company will continue in the fourth quarter of 2006 with capital investment in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
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
     Other factors that will affect Company performance for the remainder of 2006 include managing the impacts of the implementation of Medicare Part D, which has a negative effect on gross margin with a partial positive offset from increasing Part D scripts, market driven revisions of the generic pricing model, which negatively affects sales and gross margin, and the implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Additionally, the implementation in the first quarter of Financial Accounting Standard No 123(R), “Share Based Payments”, will continue to increase compensation expense over historical periods.
     We continue to focus our merchandising and store direction on maintaining a competitive differentiation within the $25 shopping trip. Our unique store format and strategy combine the attractive element of a discount dollar store, drug store and mass merchant. During the first nine months of 2006, our average comparable customer transaction was approximately $18.17. In comparison, the discount dollar stores average $8 — $9 and chain drugs and mass merchants average in the range of $40 — $80 per transaction. Our stores operate equally well in rural and urban markets. Our everyday low pricing strategy is supplemented by 14 promotional circulars per year, as well as radio and television advertising during seasonal periods. Our product selection is enhanced by a private label program and opportunistic buys.
     As previously reported, the Company expects an increase in earnings per diluted share for 2006. The Company bases this increase in estimated earnings for fiscal 2006, which will be a 53-week year, on the following assumptions:
     · The Company expects a charge of $0.03 per diluted share relating to the expensing of stock options as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

     • Comparable store sales are anticipated to increase for the full year in the range of 1%-2%. Comparable store sales are anticipated to increase in the 0%-3% in the fourth quarter. Total sales are expected to increase in the range of 10%-12% for the year 2006 (which will be a 53 week year).
     • The Company expects to open 55-60 new stores and 15-20 new pharmacies in 2006 and close 5-10 stores and 5-10 pharmacies, with the net effect being an annual increase in selling space in the range of 8%-10%.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material changes in critical accounting policies during the thirty-nine weeks ended October 28, 2006, were the adoption of SFAS No. 123(R), “Share-Based Payment” and FAS No. 123 (R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”.
Product, freight and distribution costs. Included in ending inventory are capitalized costs of the product itself, inbound freight and duties and the costs associated with purchasing, receiving, handling, and securing the product.
Cost of merchandise sold includes the cost of the product sold, along with all costs associated with inbound freight.

Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing, and storing the product. These costs are associated with products that have been sold and no longer remain in ending inventory.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $9.7 million and $8.5 million on October 28, 2006 and January 28, 2006, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $21.3 million netted with reserve utilization of $20.1 million.
Comparable store sales. Our policy regarding the calculation of comparable store sales represents the increase or decrease in net sales for stores that have been opened after the end of the twelfth-month following the store’s grand opening month, including stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.
Vendor rebates and allowances. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores. In accordance with EITF 02-16, rebates received from a vendor are recorded as a reduction of cost of sales when the product is sold or a reduction to selling, general and administrative expenses if the reimbursement represents a specific incremental and identifiable cost. Should the allowance received exceed the incremental cost, then the excess is recorded as a reduction of cost of sales when the product is sold. Any excess amounts for the periods reported are immaterial. Any rebates received subsequent to merchandise being sold are recorded as a reduction to cost of goods sold when received.
     The Company has approximately 750 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within three months to longer-term arrangements that could last up to three years.
     In accordance with AICPA SOP 93-7: Reporting on Advertising Costs, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2006 and October 29, 2005
Net sales increased to $407.9 million in 2006 from $376.8 million in 2005, an increase of $31.1 million or 8.3%. The increase was attributable to comparable store sales increases of 3.0% ($11.3 million) and sales by stores not yet included as comparable stores ($19.4 million). Sales to franchisees increased $.4 million in 2006 compared to the same quarter last year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchises. The sales mix for the period was 34.0% Pharmaceuticals, 20.6% Household Goods, 13.4% Food and Tobacco, 12.1% Apparel and Linens, 9.2% Paper and Cleaning Supplies, 8.4% Health and Beauty Aids, and 2.3% Franchise. This compares with 31.6% Pharmaceuticals, 21.3% Household Goods, 13.3% Apparel and Linens, 13.5% Food and Tobacco, 9.3% Paper and Cleaning Supplies, 8.6% Health and Beauty Aids, and 2.4% Franchise for the same period last year.
     Gross profit for the third quarter increased to 29.3% of sales in 2006 from 28.9% of sales in 2005. The improvement is primarily a result of managing our initial mark-up and controlling markdowns in the general merchandise departments. Additionally, the pharmacy margin continues to benefit from our new supply agreement in effect this year. This benefit partially offset the reduction in reimbursement rates for Medicare Part D sales.
     Selling, general and administrative expenses increased to $110.2 million in 2006 from $99.0 million in 2005. Selling, general and administrative expenses increased primarily due to higher labor ($4.1 million), property and equipment rent ($2.4 million), advertising ($2.0 million), utilities expenses ($1.3 million) insurance ($0.9 million), and other ($0.5 million). Approximately $3.2 million of the increased labor costs are directly attributable to the net addition of 45 stores and 12 pharmacies when compared to last year. As a percentage of sales, expenses increased to 27.0% of sales compared to 26.3% of sales last year.
     For the third quarter of 2006 net interest expense was $.3 million, the same as in the third quarter of 2005.
     For the third quarter, the effective income tax rate was 34.0%, as compared to 34.2% in the third quarter of last year.
Thirty-nine Weeks Ended October 28, 2006 and October 29, 2005
     Net sales increased to $1.232 billion in 2006 from $1.133 billion in 2005, an increase of $99 million or 8.7%. The increase was attributable to comparable store sales increases of 2.7% ($30.6 million) and sales by stores not yet included as comparable stores ($67.1 million). Sales to franchisees increased $1.3 million in 2006. The sales mix for the period was 33.1% Pharmaceuticals, 21.8% Household Goods, 13.2% Food and Tobacco, 12.6% Apparel and Linens, 8.9% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.2% Franchise. This compares with 32.6% Pharmaceuticals, 22.2% Household Goods, 13.6% Apparel and Linens, 12.3% Food and Tobacco, 8.7% Paper and Cleaning Supplies, 8.3% Health and Beauty Aids, and 2.3% Franchise for the same period last year. For the year to date period we opened 46 new stores and 12 new pharmacies and we closed four stores and two pharmacies.
     Gross profit increased to 28.8% of sales in 2006 compared with 28.5% of sales in the prior-year period. The improvement is primarily a result of managing the initial mark-up and controlling markdowns and shrinkage throughout our product departments.
     Selling, general and administrative expenses increased to $327.8 million in 2006 from $297.0 million in 2005. As a percentage of sales, expenses increased to 26.6% of sales compared to 26.2% of sales last year. The increase is primarily due to stock compensation expenses (0.1%), which resulted from the adoption of SFAS No. 123(R), and expenses related to fuel and energy usage such as transportation and utilities (0.3%).
     For the first nine months of 2006, we incurred net interest expense of $0.5 million as compared to interest expense of $0.7 million last year. The decrease in interest results from better management of cash flow.
     For the first nine months of 2006, the effective income tax rate was 32.5%, compared with 33.4% for last year. The decrease in the rate is due to certain federal jobs credits available to the Company. We anticipate the tax rate for the balance of the year to remain in the 32% to 33% range.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
     Cash flows used in operating activities totaled $5.4 million during the thirty-nine week period ended October 28, 2006. Cash was primarily used to increase inventories by approximately $85.5 million in the first nine months of 2006. This increase in inventory was primarily attributable to 46 new stores and 23 remodeled stores in the first nine months of 2006, increased store square footage of 9.0% over the same period last year and additional inventory levels for the Christmas season. Accounts payable and accrued expenses increased by approximately $52.3 million due to the increase in inventory and the number of stores and income taxes payable decreased by $6.1 million due to estimated tax payments in the first 9 months of 2006. Trade accounts receivable increased by approximately $10.9 million primarily due to increases in pharmacy third-party receivables.
     Cash flows used in investing activities totaled $22.3 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($16.8 million), acquisitions of customer lists ($3.4 million), technology and other corporate expenditures ($2.6 million) and minimally offset by positive cash flow produced by asset dispositions and insurance recoveries ($0.5 million). In 2006, the Company is planning capital expenditures totaling approximately $34.6 million. Expenditures for the balance of the year are planned totaling approximately $5.1 million for upgrades, remodels, or new stores and acquisitions of pharmacies and customer lists; $4.4 million for technology upgrades, $0.8 million for distribution center equipment and capital replacements. Depreciation expense for the year will be approximately $29 million.
     Cash flows provided by financing activities totaled $27.0 million and consisted primarily of $28.9 million of borrowings under the Company’s revolving credit agreement for inventory needs, offset by $1.9 million used for other financing activities. There were $34.6 million in borrowings outstanding under the Company’s revolving line of credit at October 28, 2006 and $5.7 million in borrowings outstanding at January 28, 2006.
     We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We have no holdings of derivative financial or commodity instruments as of October 28, 2006. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Loan and Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
     The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors, which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
—	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
—	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;
—	Continued availability of capital and financing;

—	Competitive factors;

—	Changes in reimbursement practices for pharmaceuticals;

—	Governmental regulation;

—	Increases in fuel and utility rates;

—	Other factors affecting business beyond our control including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no material changes during the quarter to the Risk Factors indicated in Form 10-K for the year ended January 28, 2006.
     Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a—14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
     All other information in Part II are either not applicable to the Company during the quarter ended October 28, 2006, the answer is negative, or a response has been previously reported and an additional report of information is not required, pursuant to the instructions to Part II.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
/s/ Michael J. Hayes
Michael J. Hayes
Date: December 7, 2006	Chief Executive Officer

/s/ Jerry A. Shore
Jerry A. Shore
Date: December 7, 2006	Chief Financial Officer