Form 10-K
period 2007-02-03
FREDS INC
filed 2007-04-19
CIK 724571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-14565
FRED’S, INC.
(Exact Name of Registrant as Specified in its Charter)

TENNESSEE (State or Other Jurisdiction of Incorporation or Organization)	62-0634010 (I.R.S. Employer Identification Number)
4300 New Getwell Road
MEMPHIS, TENNESSEE 38118
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (901) 365-8880
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered

Class A Common Stock, no par value	The NASDAQ Global Select Market
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on July 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $329 million. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of greater than 10% of the registrant’s common stock are the “affiliates” of the registrant.
As of April 6, 2007, there were 40,067,518 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of April 6, 2007, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2007 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated herein by reference.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

•	Continued availability of capital and financing;

•	Competitive factors;

•	Changes in reimbursement practices for pharmaceuticals;

•	Governmental regulation;

•	Increases in fuel and utility rates;

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” herein.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
PART I
ITEM 1: Business
General
Fred’s, founded in 1947, operates 677 (as of February 3, 2007) discount general merchandise stores in fifteen states primarily in the southeastern United States. Fred’s stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred’s stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 289 of the Company’s stores. The Company also markets goods and services to 24 franchised “Fred’s” stores. The Company is headquartered in Memphis, Tennessee.
Fred’s stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred’s” label products and lower priced off-brand products. Fred’s management believes its customers shop Fred’s stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. Fred’s stores have average selling space of 15,290 square feet and had average sales of $2,851,000 in fiscal 2006. No single store accounted for more than 1.0% of net sales during fiscal 2006.
Business Strategy
The Company’s strategy is to seek to meet the general merchandise and pharmacy needs of the small- to medium- sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:
Wide variety of frequently purchased, basic merchandise - Fred’s combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in 289 of its stores.
Discount prices - The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while minimizing the Company’s reliance on promotional activities. As part of this strategy, Fred’s maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.
Convenient shopper-friendly environment - Fred’s stores are typically located in convenient shopping and/or residential areas. Approximately 32% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred’s stores are of a manageable size and have an understandable store layout, wide aisles and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in 289 stores, we provide a full selection of merchandise to our customer.
Expansion Strategy — The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.
Fred’s opened 59 stores in 2006 and closed three stores, and anticipates a net increase of 35 to 40 new stores in 2007. The majority of new stores opened in 2006 were located in Alabama, Georgia, Texas, South Carolina and North Carolina. The Company’s new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $575,000 for inventory, furniture, fixtures, equipment and leasehold improvements.
The Company believes that its pharmacy department will continue to be a significant growth area. In 2006, the Company added 16 new pharmacies and closed 2 pharmacies. During 2007, the Company anticipates adding 15 to 25 additional pharmacies. Approximately 43% of Fred’s stores as of February 3, 2007 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred’s, thereby providing continuity in the pharmacist-patient relationship.
The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2002	2003	2004	2005	2006

Stores open at beginning of period	353	414	488	563	621
Stores opened/acquired during period	62	79	81	65	59
Stores closed during period	(1)	(5)	(6)	(7)	(3)

Stores open at end of period	414	488	563	621	677

Number of stores with pharmacies at end of period	216	241	258	275	289

Square feet of selling space at end of period (in thousands)	6,000	7,134	8,270	9,091	9,946

Average square feet of selling space per store	14,435	15,166	15,267	15,269	15,290

Franchise stores at end of period	26	26	25	24	24

Fred’s “Xpress” Designation: The term “Xpress” is given to a location that is fully intended to transition to a typical Fred’s store. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell only pharmaceuticals and other health and beauty related items. Xpress locations usually originate from an acquisition and are in a location that is not suitable for the typical layout of a Fred’s store. Therefore, the new store location is given the Xpress designation, and is marked for conversion to a typical Fred’s store once a suitable location can be obtained. The Xpress designation is not a business strategy or a new line of business. It is simply a way of describing a small number of atypical stores in our chain that are awaiting conversion to a typical larger Fred’s store layout. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.
Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. At any given time the Company has approximately 25 stores that are designated as Xpress locations. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2006, 2005 and 2004 were 3.1%, 2.7%, and 2.7%, respectively, and gross profit, as a percentage of total gross profit for the same time period was 2.3%, 2.0% and 2.0%, respectively.
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
Management believes that Fred’s has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered at Fred’s stores in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed over its 60 year history, enables the Company to compete very effectively in its region.
Purchasing
The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the General Merchandise Manager through three Divisional Vice Presidents of Merchandising who are supported by a staff of 21 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The merchandising department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The merchandise department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions. The Company has purchased approximately 12% in 2006 and 11% in 2005 and 2004 of the Company’s total purchases from Procter and Gamble. Excluding the purchases made from our pharmaceutical supplier and those made from Proctor and Gamble mentioned previously, no other supplier accounted for more than 3% of the Company’s purchases for the years 2006, 2005, and 2004. The Company believes that adequate alternative sources of products are available for these categories of merchandise.
During 2006, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2006, 2005, and 2004 approximately 37%, 36%, and 38%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.
Sales Mix
The Company’s sales, which occur through Company owned stores and to franchised Fred’s stores, constitute a single reportable operating segment. See Note 10 to the Consolidated Financial Statements for further discussion.
The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Pharmaceuticals	31.9%	31.3%	32.6%
Household Goods	23.6%	25.0%	23.7%
Apparel and Linens	12.7%	13.8%	14.1%
Food and Tobacco Products	13.1%	11.2%	10.7%
Health and Beauty Aids	8.0%	8.0%	8.6%
Paper and Cleaning Supplies	8.6%	8.5%	8.0%
Sales to Franchised Fred’s Stores	2.1%	2.2%	2.3%

Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2006, the average customer transaction size for comparable stores was approximately $18.57, and the number of customer transactions totaled approximately 86 million. The average transaction size was approximately $17.91 in 2005 and $17.98 in 2004.
The private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales for the years 2006, 2005, and 2004. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products.
The Company sells merchandise to its 24 franchised “Fred’s” stores. These sales during the last three years totaled approximately $36.5 million in 2006, $34.8 million in 2005, and $33.3 million in 2004. Franchise and other fees earned totaled approximately $2.0 million in 2006, $1.9 million in 2005, and $1.9 million in 2004. These fees represent a reimbursement for use of the Fred’s name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company’s total revenues.
Advertising and Promotions
Net advertising and promotion costs represented approximately 1.5% of net sales in 2006, 1.4 % of net sales in 2005, and 1.3% in 2004. The Company uses direct mail, television, radio and 14 major newspaper-advertising circulars, one at the first of each month and two during the Christmas season. The Company utilizes 20 page full-color circulars coordinated by an internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.
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
Store Operations
All Fred’s stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred’s store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company’s 41 district managers and 5 Regional Vice Presidents supervise the management and operation of Fred’s stores.
Fred’s operates 289 in-store pharmacies, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the pharmacy department in addition to the 40 other merchandise departments increase customer traffic and repeat visits and are an integral part of the store’s operation.
The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. Various factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management to pinpoint developments in key performance areas. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.
Inventory Control and Distribution
Inventory Control
The Company’s centralized management information system (known as “AURORA,” which stands for Automation Utilizing Replenishment Ordering and Receiving Accuracy) maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. The Merchandising arm of the system uses the data received from the stores to provide for integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. The Company conducts annual inventory counts at all Fred’s stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to insure replenishment accuracy.
Distribution
As of February 3, 2007, the Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee that services 373 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 328 stores (see “Properties” below). Approximately 50% of the merchandise received by Fred’s stores in 2006 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes all by using portable radio-frequency terminals. This system is integrated with the Company’s centralized information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts through out the year to insure accuracy within the Warehouse Management System.
Seasonality
The Company’s business is somewhat seasonal in that the Company’s sales volume is heavier around the 1st of the calendar month. Many of the customers shopping at Fred’s stores rely on government aid, social security, and other means that are typically paid at the 1st of the month. These governmental payment cycles coupled with the distribution of our newspaper-advertising circular are major factors in more sales earlier in the calendar month. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter, coincident with the holiday shopping season. The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter. All of the quarters below are comprised of 13 weeks except for the 4th quarter of fiscal 2006 which is comprised of 14 weeks due to the 53 week year for the year ended February 3, 2007.

	1st	2nd	3rd	4th
For the year ended:	Quarter	Quarter	Quarter	Quarter
February 3, 2007
Net sales	24.0%	23.4%	23.5%	29.1%
Gross profit	24.2%	23.3%	24.1%	28.4%
Operating profit	27.0%	15.2%	22.7%	35.1%
Net income	27.3%	16.1%	22.3%	34.3%

January 28, 2006
Net sales	24.1%	23.5%	23.7%	28.7%
Gross profit	24.3%	23.4%	24.3%	28.0%
Operating profit	25.4%	13.7%	24.6%	36.3%
Net income	25.8%	13.3%	24.2%	36.7%

January 29, 2005
Net sales	23.7%	23.6%	24.2%	28.5%
Gross profit	23.9%	23.2%	25.0%	27.9%
Operating profit	28.2%	11.9%	28.1%	31.8%
Net income	25.8%	10.4%	26.5%	37.3%
Employees
At February 3, 2007, the Company had approximately 10,010 full-time and part-time employees, comprised of 1,055 corporate and distribution center employees and 8,955 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by the UNITE-HERE union pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2005. The Company believes that it continues to have good relations with all of its employees.
Competition
The discount retail merchandise business is highly competitive. We compete in respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.
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

Each of our locations must comply with regulations adopted by federal and state agencies regarding licensing, health, sanitation, safety, fire and other regulations. In addition, we must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We must also comply with provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that our stores be accessible to customers with disabilities. The Company’s pharmacy department, in particular, is subject to extensive federal and state laws and regulations.
Licensure and Regulation of Retail Pharmacies
There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”). Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance.
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
The Company is in a highly competitive sector of the discount retail merchandise business. This competitive environment subjects the Company to the risk of reduced profitability because of lower prices, and lower margins, required to maintain the Company’s competitive position. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores, some of whom may have greater resources than the Company. This competitive environment subjects the Company to various risks, including the ability to continue to provide competitive priced merchandise to our customers that will allow the Company to maintain profitability and continue its store growth. Some of the Company’s competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and the Company’s results of operations could be adversely affected if the Company does not respond effectively to these efforts.
Changes in third-party reimbursements, including government programs could adversely affect our business.
A significant portion of the Company’s sales is funded by federal and state government and private insurance plans. For the year ended February 3, 2007 and January 28, 2006 approximately 32% and 31% of our sales were derived from pharmaceutical sales. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.
Changes in consumer demand and product mix; and changes in overall economic conditions could adversely affect our business.
Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels, rising foreclosure rates or changes in government aid, social security, and other means that many of our customers rely upon may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products. The Company might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and gross profit performance. In addition, continued increases in fuel and energy costs would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.
Natural disasters or unusually adverse weather conditions could affect our business.
Unusually adverse weather conditions, natural disasters or similar disruptions, could significantly reduce the Company’s net sales. In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers. A portion of our stores are located in areas that a susceptible to hurricanes.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.
The Company has maintained good relations with its vendors and believes that it is generally able to obtain attractive pricing and other terms from vendors. Any disruption in that supply and or pricing of such merchandise could negatively impact the Company’s operations and results. The Company purchases a significant amount of goods from Proctor and Gamble and several large import vendors and any changes to the flow of these goods for any reason could have an adverse impact on the Company.
Delays and cost of operating new stores and distribution facilities could have an adverse impact on our business.
The Company maintains two distribution facilities in its geographic territory, and plans on constructing new facilities as needed to support its growth. One of our key business strategies is to expand our base of retail stores. The Company plans on expanding and refreshing its network of stores through opening new stores and remodeling existing stores each year. Delays in opening stores or delays in opening distribution facilities to service these new stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, and other operating costs, could have an adverse impact on the Company.
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
Use of a single supplier of pharmaceutical products to sell products to us on satisfactory terms could adversely affect our business.
The Company has a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, or an industry-wide change in wholesale business practices, including those of our supplier, could have a material adverse effect on the Company’s operations.
Higher costs and achievement of targeted results associated with the implementation of new programs, systems and technology could adversely affect our business.
The Company is undertaking a variety of operating initiatives as well as infrastructure initiatives. The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.
Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs; trade restrictions, tariffs, quotas and freight rates could adversely affect our business.
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
Changes in the Company’s ability to attract and retain employees, and changes in health care and other insurance costs could adversely affect our business.
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
The Company is a party in a variety of legal proceedings and claims, including those described elsewhere in this Report. Operating results for the Company could be adversely impacted if legal proceedings and claims against the Company are made, requiring the payment of cash in connection with those proceedings or changes to the operation of the business.
ITEM 1B: UNRESOLVED STAFF COMMENTS
     None.
ITEM 2: Properties
As of February 3, 2007, the geographical distribution of the Company’s 677 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	121
Mississippi	100
Tennessee	94
Alabama	90
Arkansas	67
South Carolina	49
Louisiana	43
North Carolina	34
Texas	23
Florida	22
Kentucky	11
Missouri	11
Illinois	8
Indiana	2
Oklahoma	2

Total stores:	677

The Company owns the real estate and the buildings for 50 locations, and owns the buildings at five locations which are subject to ground leases. The Company leases the remaining 622 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Four hundred and sixty-one of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.
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
The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains the distribution center with approximately 850,000 square feet of space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred’s store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a total of approximately 750 to 800 stores.
ITEM 3: Legal Proceedings
In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. Fred’s Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and court cost. In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant manager’s information about their rights to opt-in to the lawsuit. After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA. Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case. The current cut off date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007. Following the close of the discovery period in this case, the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a motion.
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company intends to vigorously defend these actions. However, at this time, it is not possible to predict whether the courts will permit these actions to proceed collectively, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.
In addition to the matter described above, the Company is party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energies of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
ITEM 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2007.
PART II
ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
High	$16.40	$15.32	$15.00	$13.74
Low	$12.37	$12.75	$11.45	$11.30
Dividends	$0.02	$0.02	$0.02	$0.02

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
High	$18.96	$19.96	$19.41	$17.38
Low	$14.31	$13.92	$11.84	$14.42
Dividends	$0.02	$0.02	$0.02	$0.02
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in 2006 and 2005.
The Company’s stock price at the close of the market on March 30, 2007, was $14.70. There were approximately 24,500 shareholders of record of the Company’s common stock as of March 30, 2007. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.
Securities Authorized for Issuance under Equity Compensation Plans
Information for our equity compensation plans in effect as of February 3, 2007, is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,103,064	$16.74	2,326,713
Equity compensation plans not approved by security holders	0	not applicable	0

Total	1,103,064	$16.74	2,326,713

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal year 2006. As of February 3, 2007, the Company had no amount available for repurchases under any repurchase program.

ITEM 6: Selected Financial Data
Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures herein.
(dollars in thousands, except per share amounts)

	2006[3]	2005	2004	2003	2002
Statement of Income Data:

Net sales	$1,767,239	$1,589,342	$1,441,781	$1,302,650	$1,103,418

Operating income[5]	40,949	40,081	39,426	49,100	41,487

Income before income taxes	40,213	39,255	38,633	48,702	41,284

Provision for income taxes	13,467	13,161	10,681	15,907	13,793

Net income	26,746	26,094	27,952	32,795	27,491

Net income per share:[1]
Basic	.67	.66	.71	.85	.72
Diluted	.67	.66	.71	.83	.70
Cash dividend paid per share[1]	.08	.08	.08	.08	.08

Selected Operating Data:

Operating income as a percentage of sales	2.3%	2.5%	2.7%	3.8%	3.8%

Increase in comparable store sales[2]	2.4%[4]	1.2%	2.2%	5.7%	11.2%

Stores open at end of period	677	621	563	488	414

Balance Sheet Data (at period end):

Total assets	$515,709	$498,141	$465,224	$408,793	$342,785
Short-term debt (including capital leases)	737	1,053	684	743	905

Long-term debt (including capital leases)	2,331	6,815	24,212	7,289	2,510

Shareholders’ equity	369,268	339,595	314,546	286,350	247,433

[1]	Adjusted for the 5-for-4 stock split effected on June 18, 2001, the 3-for-2 stock split effected on February 1, 2002 and the 3-for-2 stock split effected on July 1, 2003.

[2]	A store is first included in the comparable store sales calculation after the end of the twelfth-month following the store’s grand opening month. (See additional information regarding calculation of comparable store sales in Item 7 “Results of Operations” section.)

[3]	Results for 2006 include 53 weeks.

[4]	The increase in comparable store sales for 2006 is computed on the same 53-week period for 2005.

[5]	Results for 2006 include the implementation of FAS 123 (R).

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Accounting Periods
The following information contains references to years 2006, 2005, and 2004, which represent fiscal years ended February 3, 2007 (which was a 53-week accounting period), January 28, 2006, and January 29, 2005, which were both 52-week accounting periods. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Our discussion should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.
Executive Summary
Throughout 2006, the Company continued its strategy of growth initiatives and productivity improvements and embarked on a new Merchandise Refresher Program and a new branding and advertising strategy, all of which we believe help us maintain a competitive differentiation within the $25 shopping trip. These strategies along with our unique store layout to offer our customers all the attractive elements of a discount dollar store, drug store and mass merchant under one roof. By offering elements of all three types of businesses, we seek to provide our customer with a “ten minute Superstore” experience in a smaller, easier and more convenient store layout.
For the full year of 2006, the Company opened 59 new stores and closed 3 stores. The majority of our new store openings were in Alabama, Georgia, Texas, North Carolina and South Carolina. We did not enter into any new states during the year. Additionally, we opened 16 new pharmacies and closed 2 pharmacies during 2006.
Our Merchandising Refresher Program was started in 2006 to revitalize our merchandise selection and presentation, and to refresh the look and feel of our stores with new paint and flooring, updated signage and the expansion of several departments. As a means of exposing potential customers to our refreshed merchandise and stores, we began a new branding and advertising campaign in the second half of 2006. Both the branding campaign and the advertising campaign were designed to remind our customers of our 60 year history, as well as emphasize the new look and feel of Fred’s. The new campaigns began in November with increased spending for both television and radio advertising. Both customer traffic and sales increased during the periods of additional advertising. Beginning with new stores coming on-line in the second half of 2006, we introduced our new store prototype, which changes our merchandise presentation by moving higher margin items to the front of the store and lower margin items to the back. With our new store prototype and the refresher programs we believe the Company is poised to increase customer traffic, gross margin and overall profitability.
During 2006, the Company continued to see paybacks on productivity improvements and key technology initiatives. Some of which include continuing enhancement of our point of sale and radio frequency (RF) store systems, refinement and upgrades to our merchandise planning and allocation systems and process and productivity standards improvements in our distribution centers. Pharmacy system improvements that enhance customer service also continue to be a key initiative.
In 2007 the Company plans to increase operating margins by slowing new store growth, improving store productivity and closing unproductive stores. We expect to open 35 to 40 new stores, 15 to 25 new pharmacies, and expect to close 20 stores and pharmacies, with the net effect being an increase in selling space in the range of 1% to 3%. We expect to achieve increased comparable store sales, driven by our merchandising and advertising programs discussed in the previous paragraphs. The Company plans to continue with capital improvements in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities in 2007.
Key factors that we believe will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s expansion.
Other factors that we expect to affect Company performance in 2007 include the continuing management of the impacts of the implementation of Medicare Part D, which has a negative effect on gross margin with a partial positive offset from increasing Part D scripts, market driven revisions of the generic pricing model, which negatively affects sales and gross margin, and the implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin.
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

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store- specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has not experienced any significant change in shrink as a percentage of sales from year to year during the subject reporting periods.
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $36.4 million and $35.5 million at February 3, 2007 and January 28, 2006, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $13.8 million at February 3, 2007 and $12.2 million at January 28, 2006. The LIFO reserve increased by approximately $1.6 million, $2.5 million, and $1.9 million, during 2006, 2005, and 2004, respectively.
Exit and disposal activities. During the year ended February 3, 2007, the Company recorded a below-cost inventory adjustment of approximately $1.2 million associated with the discontinuance of the boys and girls apparel departments. Also the Company recorded an additional below-cost inventory adjustment of $0.9 million for planned store closings. Both adjustments were recorded in cost of goods sold in the consolidated statements of income for the year ended February 3, 2007.
The Company also recorded approximately $0.9 million in selling, general and administrative expense in the consolidated statements of income for the year ended February 3, 2007 to reflect impairment charges for furniture and fixtures and leasehold improvements relating to the planned store closures mentioned above.
Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open or remodeled more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.

Property and equipment and intangibles. Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and recorded in selling, general and administrative expenses. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following average estimated useful lives are generally applied:

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
In 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based upon the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. As a result of this change in estimate, depreciation expense was favorably impacted by approximately $3.3 million pretax ($.05 per diluted share), $4.5 million pretax ($.07 per diluted share), and $1.3 million pretax ($.02 per diluted share) for the fiscal years 2006, 2005, and 2004, respectively.
Vendor rebates and Allowances. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores. In accordance with the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), rebates received from a vendor are recorded as a reduction of cost of sales when the product is sold or a reduction to selling, general and administrative expenses if the reimbursement represents a specific incremental and identifiable cost. Should the allowance received exceed the incremental cost, then the excess is recorded as a reduction of cost of sales when the product is sold. Any excess amounts for the periods reported are immaterial. Any rebates received subsequent to merchandise being sold are recorded as a reduction to cost of goods sold when received.
As of February 3, 2007, the Company had approximately 750 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within three months to longer-term arrangements that could last up to three years.
In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (“AICPA SOP 93-7”), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2006, 2005, and 2004, were $27.4 million, $22.3 million, and $18.9 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $1.1 million, $.5 million, and $.8 million for 2006, 2005, and 2004, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.6 million and $8.5 million on February 3, 2007 and January 28, 2006, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $28.4 million netted with reserve utilization of $28.3 million.
Stock-based compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”,(“SFAS No. 123 (R)”) using the modified prospective transition method. Under this method, compensation expense recognized in 2006 includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
In November 2005, the Financial Accounting Standards Board issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Effective January 29, 2006, the Company has elected to adopt the alternative transition method provided in FSP FAS 123R-3 for calculating the income tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
For the year ended February 3, 2007, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $2.2 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $1.4 million, $.3 million and $.5 million, respectively. The related total income tax benefit was $.2 million.
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

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for fiscal year 2006, were $1.69 million and $1.66 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal year 2006 were $.04 and $.04 lower respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
The following table illustrates the effect on net income and earnings per share for the years ended January 28, 2006 and January 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.

(Amounts in thousands, except per share data)	2005	2004
Net income, as reported	$26,094	$27,952
Less SFAS No. 123 pro forma compensation expense, net of income taxes	(794)	(995)

SFAS N0. 123 pro forma Net income	$25,300	$26,957

Basic earnings per share
As reported	$0.66	$0.71
Pro forma	0.64	0.69

Diluted earnings per share
As reported	0.66	0.71
Pro forma	0.64	0.68
Amounts for the year ended February 3, 2007 are not presented in this table because those amounts were recorded in accordance with SFAS No. 123 (R) and are recognized in the Consolidated Financial Statements.
The amounts in this table have been adjusted from the amounts reported in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 to be calculated following the same method that has been utilized under SFAS No. 123(R). The total impact of the change was to increase the incremental stock option expense per SFAS No. 123(R), net of taxes by $.4 million and $.2 million for fiscal years 2005 and 2004, respectively.
The Company uses the Modified Black-Scholes Option Valuation Model (“BSM”) to measure the fair value of stock options granted to employees. The BSM was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility and option life. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

		(Pro Forma)	(Pro Forma)
	2006	2005	2004
Stock Options
Expected volatility	41.4%	46.6%	41.1%
Risk-free interest rate	4.8%	4.3%	1.3%
Expected option life (in years)	5.9	5.3	5.7
Expected dividend yield	0.4%	0.5%	0.3%
Weighted average fair value at grant date	$6.01	$7.35	$5.61

Employee Stock Purchase Plan
Expected volatility	38.7%	41.4%
Risk-free interest rate	4.8%	4.3%
Expected option life (in years)	0.63	0.5
Expected dividend yield	0.3%	0.2%
Weighted average fair value at grant date	$4.31	$3.37
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
Equity Incentive Plans. See Note 7 to the Consolidated Financial Statements for additional information regarding equity incentive plans.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 58 (effective January 1, 2004 this was changed to 62) and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.
Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Standards No. 158” (“SFAS No. 158”). SFAS No. 158 requires the Company to display the net over-or-under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its postretirement benefits plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations. See Note 7 to the Consolidated Financial Statements for additional information.
Results of Operations
The following table provides a comparison of Fred’s financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

	For the Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold (1)	72.0	71.8	71.9

Gross profit	28.0	28.2	28.1
Selling, general and administrative expenses (2)	25.7	25.7	25.4

Operating income	2.3	2.5	2.7
interest expense, net	0.0	0.1	0.1

Income before taxes	2.3	2.4	2.6
Income taxes	0.8	0.8	0.7

Net income	1.5%	1.6%	1.9%

(1)	Cost of goods sold includes the cost of the product sold, along with all costs associated with inbound freight.

(2)	Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing, and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory.
Comparable Sales: Our policy regarding the calculation of comparable store sales represents the increase or decrease in net sales for stores that have been opened after the end of the twelfth-month following the store’s grand opening month, including stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

Additionally, we do not exclude newly added hardline, softline or pharmacy departments from our comparable store sales calculation because we believe that all departments within a Fred’s store create a synergy supporting our overall goals for managing the store, servicing our customer and promoting traffic and sales growth. Therefore, the introduction of all new departments is included in same store sales in the year in which the department is introduced. Likewise, our same store sales calculation is not adjusted for the removal of a department from a location.
Fiscal 2006 Compared to Fiscal 2005
Sales
Net sales increased 11.2% ($177.9 million) in 2006. Approximately $139.8 million of the increase was attributable to a net addition of 56 new stores, and a net addition of 14 pharmacies during 2006, together with the sales of 58 store locations and 17 pharmacies that were opened or upgraded during 2005 and contributed a full year of sales in 2006. During 2006, the Company closed 3 stores and 2 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 2.4% in 2006, which accounted for $ 38.1 million in sales. Comparable store sales for 2006 are computed on the same 53-week period for 2005.
The Company’s front store (non-pharmacy) sales increased approximately 10.4% over 2005 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain categories such as food, beverages, paper and chemicals, tobacco, greeting cards, prepaid products, electronics, hardware, and pets.
Fred’s pharmacy sales were 31.9% of total sales in 2006 and 31.3% of total sales in 2005 and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, increased 13.5% over 2005, with third party prescription sales representing approximately 92% of total pharmacy sales, an increase from 88% in the prior year. The Company’s pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.
Sales to Fred’s 24 franchised locations increased approximately $1.7 million in 2006 and represented 2.1% of the Company’s total sales, as compared to 2.2% in 2005. The increase in sales to franchised locations results primarily from the sales volume increases experienced by the franchise locations during the year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.
Gross Margin
Gross margin as a percentage of sales decreased to 28.0% in 2006 compared to 28.2% in 2005. The decrease in gross margin results primarily from the $1.2 million below-cost inventory adjustment associated with the discontinuance of the boys and girls apparel departments, as well as the $.9 million below-cost inventory adjustment for planned store closings. Additionally, the increase in lower margin on Medicare sales in the Company’s pharmacy department led to the decline in overall Company gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $424.9 million (24.0% of net sales) in 2006 compared to $380.4 million (23.9% of net sales) in 2005. The increase as a percent of net sales was from higher fuel costs affecting distribution costs (0.1%), higher utilities (0.1%), increased advertising (0.1%) offset by decreases as a percent to net sales in payroll (0.1%) and insurance

(0.1%). Depreciation and amortization expense was $29.1 million (1.6% of net sales) in 2006 compared to $27.8 million (1.7 % of net sales) for 2005.
Operating Income
Operating income increased $.8 million or 2.0% to $40.9 million in 2006 from $40.1 million in 2005. Operating income as a percentage of sales was 2.3% in 2006 down from 2.5% in 2005, due primarily to the above-mentioned decrease in gross margin.
Interest Expense, Net
Net interest expense for 2006 totaled $.7 million or less than .1% of sales compared to $.8 million or .1% of sales in 2005.
Income Taxes
The effective income tax rate was 33.5% in 2006, the same rate as last year.
State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $116.3 million for state income tax purposes and expire at various times during the period 2007 through 2026. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.
The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 4 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the federal government or other taxing authority. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserve could materially affect the Company’s future consolidated operating results in the period of change.
Net Income
Net income for 2006 was $26.7 million (or $.67 per diluted share) or approximately 2.5% higher than the $26.1 million (or $.66 per diluted share) reported in 2005.
Fiscal 2005 Compared to Fiscal 2004
Sales
Net sales increased 10.2% ($147.6 million) in 2005. Approximately $130.7 million of the increase was attributable to a net addition of 58 new stores, and a net addition of 17 pharmacies during 2005, together with the sales of 75 store locations and 17 pharmacies that were opened or upgraded during 2004 and contributed a full year of sales in 2005. During 2005, the Company closed 7 stores and 3 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 1.2% in 2005, which accounted for $ 16.9 million in sales.
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
The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 4 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the federal government or other taxing authority. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserve could materially affect the Company’s future consolidated operating results in the period of change.
Net Income
Net income for 2005 was $26.1 million (or $.66 per diluted share) or approximately 6.6% lower than the $28.0 million (or $.71 per diluted share) reported in 2004.
Liquidity and Capital Resources
The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred’s primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $239.9 million, $214.0 million, and $206.4 million at year-end 2006, 2005, and 2004, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2006 increased by approximately $25.9 million from 2005. The increase was primarily attributed to an increase in accounts receivable and a decrease in accounts payable. The Company plans to open 9 new stores and 4 new pharmacies during the first quarter of 2007.
During 2005, we incurred losses caused by Hurricane Katrina, primarily inventory and fixed assets. We reached final settlement of our related insurance claim for inventory, business interruption, etc. in 2006. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.
Net cash flow provided by operating activities totaled $35.3 million in 2006, $48.5 million in 2005, and $18.4 million in 2004.
In fiscal 2006, inventory together with the LIFO reserve increased by approximately $2.7 million due to controlling inventory and improving merchandise quality during the fiscal year. Accounts receivable increased by approximately $17.5 million due primarily to the shift in our year ending date to include the higher volume of activity around the 1st of the month combined with increased vendor rebates not yet collected.
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
Capital expenditures in 2006 totaled $26.5 compared to $27.8 million in 2005 and $31.8 million in 2004. The 2006 capital expenditures included approximately $11.9 million for new stores and pharmacies, $11.7 million for upgrading existing stores and $2.9 million for technology, corporate and other capital expenditures. The 2005 capital expenditures included approximately $18.3 million for new stores and pharmacies, $7.1 million for upgrading existing stores and $2.4 million for technology, corporate and other capital expenditures. The 2004 capital expenditures included approximately $22.5 million for new stores and pharmacies, $1.8 million for upgrading existing stores, $5.0 million for the Memphis and Dublin distribution center and $2.5 million for technology, corporate and other capital expenditures. Cash used for investing activities also includes $3.4 million in 2006, $3.2 million in 2005, and $2.0 million in 2004 for the acquisition of prescription lists and other pharmacy related items.
In 2007, the Company is planning capital expenditures totaling approximately $27.5 million. Expenditures are planned totaling $20.3 million for new stores and pharmacies as well as the roll-out of our store refresher program. Planned expenditures also include approximately $5.2 million for technology upgrades, and approximately $2.0 million for distribution center equipment and capital maintenance. Technology upgrades in 2007 will be made in the areas of financial reporting, stores POS systems, and pharmacy systems. In addition the Company also plans expenditures of approximately $2.6 million in 2007 for the acquisition of prescription lists and other pharmacy related items.
Cash and cash equivalents were $2.5 million at the end of 2006 compared to $3.1 million at the end of 2005 and $5.4 million at the end of 2004. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.
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
On July 29, 2005 the Company and Regions Bank, successor in interest to Union Planters, entered into a Sixth Modification Agreement of the Revolving Loan and Credit Agreement (the “Agreement”) dated April 3, 2000 to increase the commitment from the bank from $40 million to $50 million and to extend the term until July 31, 2009. The Agreement bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $286.9 million at February 3, 2007) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $2.2 million and $5.7 million of borrowings outstanding under the Agreement at February 3, 2007 and January 28, 2006, respectively.
The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet financing arrangements.
Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2006, 2005 and 2004.
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
The following table summarizes the Company’s significant contractual obligations as of February 3, 2007, which excludes the effect of imputed interest:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	>5 yrs
Capital Lease obligations (1)	$515	$386	$129	$—	$—
Revolving loan (2)	2,305	—	2,305	—	—
Operating leases (3)	182,763	46,481	67,804	38,576	29,902
Equipment leases (4)	5,183	1,390	2,780	936	77
Inventory purchase obligations (5)	133,813	133,813	—	—	—
Industrial revenue bonds (6)	34,587	—	—	—	34,587
Postretirement benefits (7)	591	34	84	92	381
Miscellaneous financing	428	385	43	—	—

Total Contractual Obligations	$360,185	$182,489	$73,145	$39,604	$64,947

(1)	Capital lease obligations include related interest.

(2)	Revolving loan represents principle maturity for the Company’s revolving credit agreement and includes estimated interest of $0.132 million on $2.173 million of debt at 6.0% for 1 year.

(3)	Operating leases are described in Note 5 to the Consolidated Financial Statements.

(4)	Equipment leases representing cooler program.

(5)	Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of February 3, 2007.

(6)	Industrial revenue bonds are described in Note 3 to the Consolidated Financial Statements.

(7)	Postretirement benefits are described in Note 7 to the Consolidated Financial Statements.
As discussed in Note 9 to the Consolidated Financial Statements, the Company had commitments approximating $9.7 million at February 3, 2007 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $15.7 million at February 3, 2007 utilized as collateral for their risk management programs.
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
Recent Accounting Pronouncements
In February 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, (“SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after

September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial statements.
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, (“SFAS No. 156”), which addresses the valuation of servicing assets and servicing liabilities. SFAS No. 156 eliminates the requirement to value servicing assets and servicing liabilities at the lower of cost or market and instead permits these assets and liabilities to be measured at fair value. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The adoption of SFAS No. 156 will not have a material effect on the Company’s financial statements.
In March 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2007 year beginning February 4, 2007. The Company expects to adopt the provisions of FIN 48 in the first quarter of 2007. While the Company is currently assessing the expected results on its financial statements of adopting FIN 48, we have made no determination as to the impact of such adoption.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”,(“SFAS 158”). SFAS 158 requires, among other items, recognition of the over funded or under funded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income. SFAS 158 is effective for publicly traded companies as of the end of its fiscal year ending after December 15, 2006 and early application is encouraged. As required the Company adopted SFAS No. 158 in the year ended February 3, 2007. See Note 7, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for further discussion.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is permitted. The Company adopted SAB 108 for the fiscal year ended February 3, 2007. See Note 1 to the Consolidated Financial Statements for further discussion.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.
ITEM 7a: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of February 3, 2007. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8:	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Fred’s, Inc.
Memphis, Tennessee
We have audited the accompanying consolidated balance sheets of Fred’s, Inc., as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred’s, Inc. at February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, effective February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fred’s, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 19, 2007 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Memphis, Tennessee
April 19, 2007

Fred’s, Inc.
Consolidated Balance Sheets
(in thousands, except for number of shares)

	February 3,	January 28,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,475	$3,145
Inventories	304,969	303,800
Receivables, less allowance for doubtful accounts of $719 and $698, respectively	29,097	20,622
Other non trade receivables	18,953	11,181
Prepaid expenses and other current assets	12,224	10,790

Total current assets	367,718	349,538

Property and equipment, at depreciated cost	138,031	139,134
Equipment under capital leases, less accumulated amortization of $4,578, and $4,203, respectively	390	765
Other noncurrent assets, net	9,570	8,704

Total assets	$515,709	$498,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,349	$78,491
Current portion of indebtedness	385	510
Current portion of capital lease obligations	352	543
Accrued expenses and other	42,159	31,449
Income taxes payable	4,188	6,196
Deferred income taxes	16,396	18,329

Total current liabilities	127,829	135,518

Long-term portion of indebtedness	2,216	6,338
Deferred income taxes	12,425	10,494
Long-term portion of capital lease obligations	115	477
Other noncurrent liabilities	3,856	5,719

Total liabilities	146,441	158,546

Commitments and contingencies (Notes 2,5 and 9)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,068,953 shares and 39,860,188 shares issued & outstanding, respectively	135,803	134,218
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	232,382	207,643
Unearned compensation	—	(2,266)
Accumulated other comprehensive income	1,083	—

Total shareholders’ equity	369,268	339,595

Total liabilities and shareholders’ equity	$515,709	$498,141

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share amounts)

	For the Years Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Net sales	$1,767,239	$1,589,342	$1,441,781
Cost of goods sold	1,272,320	1,141,105	1,036,474

Gross profit	494,919	448,237	405,307

Depreciation and amortization	29,102	27,755	28,148
Selling, general and administrative expenses	424,868	380,401	337,733

Operating income	40,949	40,081	39,426

Interest income	(68)	(176)	(10)
Interest expense	804	1,002	803

Income before income taxes	40,213	39,255	38,633

Income taxes	13,467	13,161	10,681

Net income	$26,746	$26,094	$27,952

Net income per share

Basic	$.67	$.66	$.71

Diluted	$.67	$.66	$.71

Weighted average shares outstanding

Basic	39,770	39,632	39,252

Diluted	39,858	39,772	39,532

Comprehensive income:
Net income	$26,746	$26,094	$27,952

Other comprehensive income, net of tax:

Adjustment to initially apply SFAS No. 158	1,083	—	—

Comprehensive income	$27,829	$26,094	$27,952

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Earnings	Compensation	Income	Total
Balance, January 31, 2004	39,105,639	$126,430	$159,920	$—		$286,350
Cash dividends paid ($.08 per share)	—	—	(3,140)	—		(3,140)
Issuance of restricted stock	175,969	2,807	—	(2,807)		—
Amortization of unearned compensation	—	—	—	110		110
Other cancellation	(12)	—	—	—		—
Exercises of stock options	410,495	2,297	—	—		2,297
Income tax benefit on exercise of stock options	—	977	—	—		977
Net income	—	—	27,952	—	—	27,952

Balance, January 29, 2005	39,692,091	$132,511	$184,732	$(2,697)	$—	$314,546
Cash dividends paid ($.08 per share)	—	—	(3,183)	—		(3,183)
Issuance of restricted stock	476	78	—			78
Issuance of shares under employee stock purchase plan	32,583	469	—			469
Amortization of unearned compensation	—	—	—	431		431
Other cancellation	(5,016)	—	—	—		—
Exercises of stock options	140,054	1,026	—	—		1,026
Income tax benefit on exercise of stock options	—	134	—	—		134
Net income	—	—	26,094	—	—	26,094

Balance, January 28, 2006	39,860,188	$134,218	$207,643	$(2,266)	$—	$339,595
Cumulative effect of the adoption of SAB 108 (Note 1) (net of tax $597)			1,185			1,185
Cash dividends paid ($.08 per share)			(3,192)			(3,192)
Issuance of restricted stock	66,889					—
Issuance of shares under employee stock purchase plan	83,104	1,230				1,230
Adjustment to initially apply FAS 123 (R)		(2,266)		2,266		—
Amortization of restricted stock		512				512
Other cancellation	(3,380)	(38)				(38)
Exercises of stock options	62,152	2,092				2,092
Income tax benefit on exercise of stock options		55				55
Adjustment to initially apply SFAS No. 158 (net of tax)					1,083	1,083
Net income			26,746			26,746

Balance, February 3, 2007	40,068,953	$135,803	$232,382	$—	$1,083	$369,268

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share amounts)

	For the Years Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Cash flows from operating activities:
Net income	$26,746	$26,094	$27,952
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,102	27,755	28,148
Net loss on asset disposition and impairments	594	—	—
Provision for store closures and asset impairments	1,792	—	—
Stock-based compensation	2,199	431	110
Provision for uncollectible receivables	21	69	(808)
LIFO reserve increase	1,571	2,493	1,942
Deferred income tax expense (benefit)	(547)	3,632	10,106
Issuance (net of cancellation) of restricted stock	—	78	—
Income tax benefit upon exercise of stock options	(55)	134	977
(Increase) decrease in operating assets:
Receivables	(17,481)	(1,550)	(3,291)
Insurance receivables — Hurricane Katrina	2,713	—	—
Inventories	(3,681)	(30,928)	(37,559)
Other assets	(1,434)	(1,011)	(10,449)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,433)	12,730	2,250
Income taxes payable	(2,550)	6,196	(930)
Other noncurrent liabilities	(234)	2,339	(55)

Net cash provided by operating activities	35,323	48,462	18,393

Cash flows from investing activities:
Capital expenditures	(26,534)	(27,757)	(31,784)
Proceeds from asset dispositions	138	—	—
Insurance recoveries for replacement assets	282	—	—
Asset acquisition(primarily intangibles)	(3,439)	(3,154)	(2,006)

Net cash used in investing activities	(29,553)	(30,911)	(33,790)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,367)	(694)	(734)
Proceeds from (repayments of) revolving line of credit, net	(3,533)	(17,392)	17,598
Excess tax benefits from stock-based compensation	55	—	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	1,597	1,498	2,297
Dividends paid	(3,192)	(3,183)	(3,140)

Net cash (used) provided by financing activities	(6,440)	(19,771)	16,021

Increase (decrease) in cash and cash equivalents	(670)	(2,220)	624
Cash and cash equivalents:
Beginning of year	3,145	5,365	4,741

End of year	$2,475	$3,145	$5,365

Supplemental disclosures of cash flow information:
Interest paid	$818	$985	$757
Income taxes paid	$16,781	$—	$6,400

Non-cash activities:
Assets acquired through issuance of term loan	$100	$1,058	$—
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business. The primary business of Fred’s, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 24 franchisees. As of February 3, 2007, the Company had 677 retail stores and 289 pharmacies located in 15 states mainly in the Southeastern United States.
Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.
Fiscal year. The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2006, 2005, and 2004, as used herein, refer to the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. The fiscal year 2006 had 53 weeks and the fiscal years 2005 and 2004 each had 52 weeks.
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
Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash and cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit, which totaled $6,480 at February 3, 2007 and $16,490 at January 28, 2006.
Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance for doubtful accounts on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.
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
The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store- specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has not experienced any significant change in shrink as a percentage of sales from year to year during the subject reporting periods.
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $36,426 and $35,542 at February 3, 2007 and January 28, 2006, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $13,784 at February 3, 2007 and $12,213 at January 28, 2006. The LIFO reserve increased by approximately $1,571, $2,493, and $1,942, during 2006, 2005, and 2004, respectively.

The Company recorded a below-cost inventory adjustment of approximately $2.1 million included in cost of goods sold in the consolidated statements of income for the year ended February 3, 2007 to reflect the impact of the Company’s plans to liquidate the boys and girls apparel departments and to record a markdown related to the closure of approximately 20 stores.
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
Based upon an overall analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores. When we determine that an underperforming store should be closed and a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Liabilities are computed based at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. The assumptions in calculating the liability include the timeframe expected to terminate the lease agreement, estimates related to the sublease of potential closed locations, and estimation of other related exit costs. If the actual timing and the potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. We periodically review the liability for closed stores and make adjustments when necessary.
Impairment of Long-lived assets. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open or remodeled more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.
In the fourth quarter of 2006, the Company recorded approximately $0.9 million in selling, general and administrative expense in the consolidated statements of income to reflect impairment charges for furniture and fixtures and leasehold improvements relating to the planned store closures.
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
For vendor funding arrangements that were entered into prior to December 31, 2002 and have not been modified subsequently, the Company recognizes a reduction to selling, general and administrative expenses or cost of goods sold when the vendor allowance is earned.
During the quarter ended October 29, 2005, the Company renewed its contract with its primary pharmaceutical wholesaler, AmerisourceBergen Corporation. The renewal of this contract impacted the Company’s financial statements because of the application of the provisions of EITF 02-16. The effect on the financial statements, which occurred during the third quarter, was a deferral of the associated rebates against cost of sales of $2.2 million pretax (estimated at $0.03 per diluted share, after tax). This change in timing had no effect on cash flow for the quarter. While the contract was not due to mature until January 31, 2006, the renewal terms were positive to overall earnings and we expect the Company to benefit through better pricing.
Prior to the close of the year ended February 3, 2007, the Company discovered additional rebates due from its primary pharmacy vendor (AmerisourceBergen) that were associated with purchases made from 2002 to 2006 and aggregated to approximately $2.8 million. In accordance with the transition guidance in the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB No. 108)’” the Company recorded, net of tax, the prior year effects ($1.8 million) of the misstatement as a cumulative adjustment to the retained earnings in the Stockholders Equity Section. This treatment is directed in the guidance for amounts that are deemed immaterial to the respective prior years’ statements, as these amounts were to the years mentioned previously. The $1.0 million (pretax) related to the current year was recognized in the current year income for the quarterly period ended February 3, 2007.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is permitted. The Company adopted SAB 108 for the fiscal year ended February 3, 2007. See Note 1 to the Consolidated Financial Statements for further discussion.
The following table summarizes the effects of applying the guidance in SAB 108 (in thousands):

	Period in which the
	Misstatement Originated (1)
	Cumulative			Adjustment
	Prior to			recorded as of
	January 31	January 29	January 28	February 3
	2004	2005	2006	2007
Other non trade receivables (2)	$674	$485	$623	$1,782
Income taxes payable (3)	(226)	(162)	(209)	(597)

Impact on net income (4)	$448	$323	$414

Retained earnings (5)				$1,185

(1)	The Company quantified these errors under both the roll-over and iron- curtain methods and concluded that they were immaterial to the respective periods.

(2)	As a result of the misstatement described above, the Company’s cost of goods sold was overstated by approximately $0.7 million in years 2002 to 2003, $0.5 million in 2004, and $0.6 million in 2005. The Company recorded an increase in other non trade receivables of $1.8 million as of February 3, 2007 with a corresponding increase in retained earnings to correct these misstatements.

(3)	As a result of the misstatement described above, the Company’s income tax expense was understated by $0.2 million in years 2002 to 2003, $0.2 million in 2004, and $0.2 million in 2005. The Company recorded an increase in income taxes payable of $0.6 million as of February 3, 2007 with a corresponding decrease in retained earnings to correct these misstatements.

(4)	Represents the net understatement of net income for the indicated periods resulting from these misstatements.

(5)	Represents the net increase to retained earnings as of February 3, 2007 to record as a prior period adjustment.
Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, depreciation and amortization and occupancy costs in selling, general and administrative expenses.
Advertising. In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (AICPA SOP 93-7), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2006, 2005, and 2004, were $27.4 million, $22.3 million, and $18.9 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $1.1 million, $.5 million, and $.8 million for 2006, 2005, and 2004, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of February 3, 2007. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
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
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred’s name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2006, 2005, and 2004 was $2,019, $1,891, and $1,869, respectively.
Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $6,975 at February 3, 2007 and $6,097 at January 28, 2006. Accumulated amortization at February 3, 2007 and January 28, 2006 totaled $10,675 and $8,012, respectively. Amortization expense for 2006, 2005, and 2004, was $2,663, $2,180, and $1,804, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2007 — $2,359, 2008 - $1,990, 2009 — $1,503, 2010 — $900, and 2011- $223.
Financial instruments. At February 3, 2007, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.6 million and $8.5 million on February 3, 2007 and January 28, 2006, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $28.4 million netted with reserve utilization of $28.3 million.
Stock-based compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this method, compensation expense recognized in 2006 includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
For fiscal year 2006, the adoption of SFAS 123(R) fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $2.2 million before income taxes and consisted of stock option, ESPP and restricted stock expense of $1.4 million, $.3 million and $.5 million, respectively. The related total income tax benefit was $.2 million.
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
As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for fiscal year 2006, were $1.7 million and $1.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal year 2006 were $.04 and $.04 lower respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
The following table illustrates the effect on 2005 and 2004 net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.

(Amounts in thousands, except per share data)

	2005	2004
Net income, as reported	$26,094	$27,952
Less SFAS No. 123 pro forma compensation expense, net of income taxes	(794)	(995)

SFAS N0. 123 pro forma Net income	$25,300	$26,957

Basic earnings per share
As reported	$0.66	$0.71
Pro forma	0.64	0.69

Diluted earnings per share
As reported	0.66	0.71
Pro forma	0.64	0.68
Disclosures for the year ended February 3, 2007 are not presented because the amounts are recognized in the Consolidated Financial Statements.
The amounts in this table have been adjusted from the amounts reported in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 to be calculated following the same method that has been utilized under SFAS No. 123(R). The total impact of the change was to increase the incremental stock option expense per SFAS No. 123(R), net of taxes by $.4 million and $.2 million for fiscal years 2005 and 2004, respectively.
The Company uses the modified Black-Scholes Option Valuation Model (“BSM”) to measure the fair value of stock options granted to employees. The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility and life. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

		(Pro Forma)	(Pro Forma)
	2006	2005	2004
Stock Options
Expected volatility	41.4%	46.6%	41.1%
Risk-free interest rate	4.8%	4.3%	1.3%
Expected option life (in years)	5.9	5.3	5.7
Expected dividend yield	0.4%	0.5%	0.3%
Weighted average fair value at grant date	$6.01	$7.35	$5.61

Employee Stock Purchase Plan
Expected volatility	38.7%	41.4%
Risk-free interest rate	4.8%	4.3%
Expected option life (in years)	0.63	0.5
Expected dividend yield	0.3%	0.2%
Weighted average fair value at grant date	$4.31	$3.37
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
Business segments. The Company operates in a single reportable operating segment.
Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”). See Note 7, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for further discussion.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2006 presentation.
Recent Accounting Pronouncements . In February 2006, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, (“SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial statements.
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, (“SFAS No. 156”), which addresses the valuation of servicing assets and servicing liabilities. SFAS No. 156 eliminates the requirement to value servicing assets and servicing liabilities at the lower of cost or market and instead permits these assets and liabilities to be measured at fair value. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial statements.
In March 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2007 year beginning February 4, 2007. The Company expects to adopt the provisions of FIN 48 in the first quarter of 2007. While the Company is currently assessing the expected results on its financial statements of adopting FIN 48, we have made no determination as to the impact of such adoption.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”,(“SFAS 158”). SFAS 158 requires, among other items, recognition of the over funded or under funded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income. SFAS 158 is effective for publicly traded companies as of the end of its fiscal year ending after December 15, 2006 and early application is encouraged. As required the Company adopted SFAS No. 158 in the year ended February 3, 2007. See Note 7, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for further discussion.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is permitted. The Company adopted SAB 108 for the fiscal year ended February 3, 2007. See Note 1 to the Consolidated Financial Statements for further discussion.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,(“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.
Note 2 – Detail of Certain Balance Sheet Accounts

	2006	2005
Property and equipment, at cost:

Buildings and building improvements	$76,623	$74,960
Leasehold improvements	45,097	38,901
Automobiles and vehicles	6,429	6,232
Airplane	4,697	4,697
Furniture, fixtures and equipment	216,448	200,049

	349,294	324,839
Less accumulated depreciation and amortization	(215,879)	(190,306)

	133,415	134,533
Construction in progress	353	325
Land	4,263	4,276

Total property and equipment, at depreciated cost	$138,031	$139,134

Depreciation expense totaled $26,064, $25,094, and $25,791, for 2006, 2005, and 2004, respectively. In 2004, the Company changed the estimated lives of certain store fixtures from five to ten years. Based upon the Company’s historical experience, ten years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. As a result of this change in estimate, depreciation expense was favorably impacted by approximately $3.3 million pretax ($.05 per diluted share), $4.5 million pretax ($.07 per diluted share), and $1.3 million pretax ($.02 per diluted share) for the fiscal years 2006, 2005, and 2004, respectively.

	2006	2005
Other non trade receivables:
Landlord receivables	$1,529	$477
Vendor receivables	14,489	6,912
Income tax receivable	28	225
Insurance receivable	877	1,928
Other	2,030	1,639

Total non trade receivables	$18,953	$11,181

	2006	2005
Prepaid expenses and other current assets
Prepaid advertising	$964	$1,724
Prepaid insurance	1,451	942
Prepaid rent	4,458	3,672
Supplies	4,134	3,424
Other	1,217	1,028

Total prepaid expenses and other current assets	$12,224	$10,790

	2006	2005
Accrued expenses and other:
Payroll and benefits	$12,564	$7,544
Sales and use taxes	7,906	5,470
Insurance	8,604	8,467
Deferred income	5,657	4,962
Other	7,428	5,006

Total accrued expenses and other	$42,159	$31,449

NOTE 3 — INDEBTEDNESS
On July 29, 2005 the Company and Regions Bank, successor in interest to Union Planters, entered into a Sixth Modification Agreement of the Revolving Loan and Credit Agreement (the “Agreement”) dated April 3, 2000 to increase the commitment from the bank from $40 million to $50 million and to extend the term until July 31, 2009. The Agreement bears interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $273.5 million at January 28, 2006) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $2.2 million and $5.7 million of borrowings outstanding under the Agreement at February 3, 2007 and January 28, 2006, respectively. The weighted average interest rate on borrowings under the revolving line of credit agreement was 5.93% and 4.15% at February 3, 2007 and January 28, 2006, respectively.
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

The Company has other miscellaneous financing obligations at February 3, 2007, totaling $428, which relate primarily to independent pharmacy acquisitions. The Company’s indebtedness under miscellaneous financing matures as follows: 2007 — $385; 2008 — $24; and 2009 — $19.
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
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following:

	2006	2005	2004
Current Federal	$15,048	$10,666	$2,399
State	(1,034)	(1,137)	(1,824)

	14,014	9,529	575

Deferred
Federal	(1,135)	3,272	11,102
State	588	360	(996)

	(547)	3,632	10,106

	$13,467	$13,161	$10,681

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	2006	2005
Deferred income tax assets:
Accrual for incentive compensation	$1,529	$121
Allowance for doubtful accounts	392	28
Insurance accruals	2,207	3,020
Net operating loss carryforwards	5,043	4,685
Postretirement benefits other than pensions	323	911
Reserve for below cost inventory adjustment	334	19
Amortization of intangibles	3,747	3,128

Total deferred income tax assets	13,575	11,912
Less: valuation allowance	(1,709)	(888)

Deferred income tax assets, net of valuation allowance	11,866	11,024

Deferred income tax liabilities:
Property, plant, and equipment	(20,163)	(18,348)
Inventory valuation	(19,837)	(21,433)
Prepaid expenses	(687)	(66)

Total deferred income tax liability	(40,687)	(39,847)

Net deferred income tax liability	$(28,821)	$(28,823)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $116.3 million for state income tax purposes and expire at various times during the period 2007 ($3.4 million) through 2026.
During 2006, the valuation allowance increased $821, and during 2005, the valuation allowance increased $458. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax asset after giving consideration to the valuation allowance.
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2006	2005	2004
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(3.5)	(2.6)	(6.0)
State income taxes, net of federal benefit	(1.1)	(0.6)	(1.3)
Permanent differences	0.9	0.5	0.2
Change in valuation allowance	2.2	1.2	(0.3)

Effective income tax rate	33.5%	33.5%	27.6%

NOTE 5 — LONG-TERM LEASES
The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was

$53,309, $48,400, and $41,573, for 2006, 2005, and 2004, respectively. Total contingent rentals included in operating leases above was $1,322, $1,247, and $1,319, for 2006, 2005, and 2004, respectively.
Future minimum rental payments under all operating and capital leases as of February 3, 2007 are as follows:

	Operating	Capital
	Leases	Leases
2007	$47,871	$386
2008	39,297	129
2009	31,287
2010	22,895	—
2010	16,617	—
Thereafter	29,979	—

Total minimum lease payments	$187,946	515

Imputed interest		(48)

Present value of net minimum lease payments, including $352 classified as current portion of capital lease obligations		$467

The gross amount of property and equipment under capital leases was $4,967 at January 28, 2006 and January 29, 2005. Accumulated depreciation on property and equipment under capital leases at February 3, 2007 and January 28, 2006, was $4,578, and $4,203, respectively. Depreciation expense on assets under capital lease for 2006, 2005, and 2004, was $375, $481, and $553, respectively.
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
NOTE 7 – EQUITY INCENTIVE PLANS
Incentive stock option plan. The Company has a long-term incentive plan under which an aggregate of 2,326,713 shares as of February 3, 2007 (2,425,389 shares as of January 28, 2006) are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at February 3, 2007 expire in 2007 through 2013.
The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred’s common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred’s common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred’s common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ratably over five years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.
Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 83,104 and 32,583 shares issued during fiscal years 2006 and 2005, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of February 3, 2007 there were 1,295,241 shares available.
Stock Options. The following table summarizes stock option activity from January 31, 2004 through February 3, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding
Outstanding at January 31, 2004	1,405,774	$13.00	3.2	$21,153
Granted	293,240	$16.77
Forfeited / Cancelled	(64,350)	$15.52
Exercised	(413,307)	$5.60

Outstanding at January 29, 2005	1,221,357	$16.28	3.8	$1,894
Granted	241,800	$15.37
Forfeited / Cancelled	(135,896)	$18.05
Exercised	(137,242)	$7.37

Outstanding at January 28, 2006	1,190,019	$16.92	4.0	$694
Granted	328,025	$13.30
Forfeited / Cancelled	(352,828)	$15.15
Exercised	(62,152)	$11.01

Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298

Exercisable
Exercisable at February 3, 2007	336,415	$18.11	2.9	$17
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the fiscal year and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred’s stock. The total pre-tax intrinsic value of options exercised during the year ended February 3, 2007 was $.1 million. Cash received from the exercise of stock options during the year ended February 3, 2007 totaled $.7 million and the related tax benefits recognized from the exercise of stock options totaled $.1 million. The total fair value of options vested during the year ended February 3, 2007 was $.7 million. As of February 3, 2007, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $2.1 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.

The following table summarizes information about stock options outstanding at February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price
$11.89 to $14.60	477,184	5.5	$13.76	85,846	$14.29

$14.68 to $20.60	554,880	3.4	$18.19	206,919	$18.33

$23.05 to $33.49	71,000	2.2	$25.41	43,650	$24.56

	1,103,064	4.2	$16.74	336,415	$18.11

Restricted Stock. The Company’s equity incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types, which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting.
The following table summarizes restricted stock from January 31, 2004 through February 3, 2007:

		Weighted
		Average
	Number	Grant Date
Outstanding	of Shares	Fair Value
Non-vested Restricted Stock at January 31, 2004	9,150	$10.20
Granted	174,718	$15.90
Forfeited / Cancelled	(108)	$18.46
Vested	—	$0.00

Non-vested Restricted Stock at January 29, 2005	183,760	$15.61
Granted	5,750	$14.44
Forfeited / Cancelled	(13,016)	$15.81
Vested	(3,962)	$17.74

Non-vested Restricted Stock at January 28, 2006	172,532	$15.51
Granted	92,182	$13.93
Forfeited / Cancelled	(25,293)	$15.12
Vested	(9,570)	$10.98

Non-vested Restricted Stock at February 3, 2007	229,851	$15.03

The aggregate pre-tax intrinsic value of restricted stock outstanding as of February 3, 2007 is $3.3 million with a weighted average remaining contractual life of 7.4 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $2.7 million, which is expected to be recognized over a weighted average period of approximately 6.9 years. The total fair value of restricted stock awards that vested during the year ended February 3, 2007 was $.1 million.
The unrecognized compensation expense related to outstanding restricted stock awards was recorded as unearned compensation in shareholders’ equity at January 28, 2006. With the adoption of SFAS 123 (R), the unrecognized compensation expense related to outstanding restricted stock awards granted prior to January 29, 2006 was charged to common stock.
Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2006, 2005, and 2004, were $160, $142, and $175, respectively.
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

	February 3,	January 28,
	2007	2006
Benefit obligation at beginning of year	$731	$583
Service cost	39	41
Interest cost	31	39
Actuarial (gain)/loss	(165)	93
Benefits paid	(45)	(25)

Benefit obligation at end of year	$591	$731

A reconciliation of the Plan’s funded status to accrued benefit cost follows:

	February 3,	January 28,
	2007	2006
Funded status of plan, end of year	$(591)	$(731)
Unrecognized net actuarial gain	N/A	(1,404)
Unrecognized prior service cost	N/A	(171)

Net long term liability recognized in balance sheet, end of year	$(591)	$(2,306)

The medical care cost trend used in determining this obligation is 8.0% effective December 1, 2005, decreasing annually before leveling at 5.0% in 2016. To illustrate the trend rate used, increasing the health care cost trend by 1% would increase the effect on the total of service cost and interest cost by $9 and the accumulated postretirement benefit obligation (“APBO”) by $55. Decreasing the health care cost trend by 1% would decrease the effect on the total of service cost and interest cost by $8 and the APBO by $50. The discount rate used in calculating the obligation was 5.75% in 2006 and 2005.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or–under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its postretirement benefits plan according to the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.
The following table summarizes the effects from the adoption of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet at February 3, 2007.

	Before		After
	Implementation of	Changes due to	Implementation of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
Long term deferred income taxes	$11,879	$546	$12,425
Other noncurrent liabilities	5,485	(1,629)	3,856

Total liabilities	147,524	(1,083)	146,441

Accumulated other comprehensive income, net of tax	—	1,083	1,083

Total stockholders’ equity	368,185	1,083	369,268

     The annual net postretirement cost is as follows:

	For the Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Service cost	$39	$41	$28
Interest cost	31	39	34
Amortization of prior service cost	(13)	(13)	(14)
Amortization of unrecognized prior service cost	(98)	(90)	(103)

Net periodic postretirement benefit cost	$(41)	$(23)	$(55)

     The Company’s policy is to fund claims as incurred.
     Information about the expected cash flows for the postretirement medical plan follows:

Expected Benefit Payments	Postretirement
(net of retiree contributions)	Medical Plan
2007	$34
2008	41
2009	43
2010	46
2011	46
2012 - 2016	315
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

A reconciliation of basic earnings per share to diluted earnings per share follows:

	Year Ended
	February 3, 2007			January 28, 2006			January 29, 2005
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$26,746	39,770	$.67	$26,094	39,632	$.66	$27,952	39,252	$.71
Effect of Dilutive Securities		88			140			280

Diluted EPS	$26,746	39,858	$.67	$26,094	39,772	$.66	$27,952	39,532	$.71

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 1,097,064, 89,404 and 94,028 such options outstanding at February 3, 2007, January 28, 2006 and January 29, 2005.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Commitments. The Company had commitments approximating $9.7 million at February 3, 2007 and $12.0 million at January 28, 2006 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $15.7 million at February 3, 2007 and $12.9 million at January 28, 2006 utilized as collateral for its risk management programs.
Litigation . In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. Fred’s Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and court cost. In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant manager’s information about their rights to opt-in to the lawsuit. After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA. Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted-in to the case. The current cut off date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007. Following the close of the discovery period in this case, the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a motion.
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company intends to vigorously defend these actions. However, at this time, it is not possible to predict whether the courts will permit these actions to proceed collectively, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.
In addition to the matter described above, the Company is party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energies of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
Note 10 – Sales Mix
The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of February 3, 2007, all of the Company’s operations were located within the United States. The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
The Company’s sales mix by major category during the last 3 years was as follows :

	For the Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Pharmaceuticals	31.9%	31.3%	32.6%
Household Goods	23.6%	25.0%	23.7%
Apparel and Linens	12.7%	13.8%	14.1%
Food and Tobacco Products	13.1%	11.2%	10.7%
Health and Beauty Aids	8.0%	8.0%	8.6%
Paper and Cleaning Supplies	8.6%	8.5%	8.0%
Sales to Franchised Fred’s Stores	2.1%	2.2%	2.3%

Total Sales Mix	100.0%	100.0%	100.0%

     Note 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)
     The Company’s unaudited quarterly financial information for the fiscal years ended February 3, 2007 and January 31, 2006 is reported below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended February 3, 2007	13 weeks	13 weeks	13 weeks	14 weeks
Net sales	$416,878	$406,925	$407,872	$535,564
Gross profit	119,844	115,044	119,498	140,533
Net income	7,298	4,323	5,953	9,172

Net income per share
Basic	0.18	0.11	0.15	0.23
Diluted	0.18	0.11	0.15	0.23
Cash dividends paid per share	0.02	0.02	0.02	0.02

Year Ended January 28, 2006	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$382,738	$373,319	$376,754	$456,531
Gross profit	109,029	104,731	108,812	125,664
Net income	6,722	3,483	6,321	9,568

Net income per share
Basic	0.17	0.09	0.16	0.24
Diluted	0.17	0.09	0.16	0.24
Cash dividends paid per share	0.02	0.02	0.02	0.02

ITEM 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
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
The management of Fred’s, Inc. assessed the effectiveness of the company’s internal control over financial reporting as of February 3, 2007. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of February 3, 2007.
Our assessment of the effectiveness of internal control over financial reporting as of February 3, 2007 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. BDO Seidman’s attestation report on management’s assessment of internal control over financial reporting is included herein.
(c) Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Fred’s, Inc.
Memphis, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Fred’s, Inc. (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007, and our report dated April 19, 2007 expressed an unqualified opinion on those consolidated financial statements.
BDO Seidman, LLP
Memphis, Tennessee
April 19, 2007
(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended February 3, 2007 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10: Directors, Executive Officers and Corporate Governance
The following information is furnished with respect to each of the directors and executive officers of the Company:

Name	Age	Positions and Offices

Michael J. Hayes (1)	65	Director, Chairman of the Board, Chief Executive Officer
John R. Eisenman (1)	65	Director
Roger T. Knox (1)	69	Director
John Reier (1)	67	President and Director
Thomas H. Tashjian(1)	52	Director
B. Mary McNabb (1)	58	Director
Michael T. McMillan (1)	47	Director
Gerald E. Thompson	57	Executive Vice President and Chief Operating Officer
Jerry A. Shore	54	Executive Vice President and Chief Financial Officer
James R. Fennema	57	Executive Vice-President — General Merchandise Manager

Name	Age	Positions and Offices

Dennis K Curtis	47	Executive Vice-President – Store Operation
John A. Casey	60	Executive Vice President — Pharmacy Acquisitions
Rick A. Chambers	43	Executive Vice President – Pharmacy Operations
Charles S. Vail	64	Corporate Secretary, Vice President – Legal Services and General Counsel

(1)	Seven directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting to serve one year or until their successors are elected.
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
     Roger T. Knox is President Emeritus of the Memphis Zoological Society and was its President and Chief Executive Officer from January 1989 through March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith’s Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and it’s Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley’s Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of Hancock Fabrics, Inc.
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
     Thomas H. Tashjian was elected a director of the Company in March 2001. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian’s earlier retail operating experience was in discount retailing at the Ayr-way Stores, which were acquired by Target, and in the restaurant business at Noble Roman’s.
     B. Mary McNabb was elected a director of the Company in April 2005. She currently serves as Chief Executive Office for Kid’s Outlet, California. Previously she served as executive vice president and a director of The Mowbray Group, a California-based retail consulting firm that specializes in problem-solving, cost reductions, importing, and retail management. She also has served as a member of the Board of Directors of C-ME (Cyber Merchants Exchange), a public company, and now as an advisor to the board is involved in the development of the company’s ASAP Trade Show. McNabb was formerly executive vice president of merchandising and marketing for Factory 2-U, vice president of sourcing for S-Q of California, and West Coast manager/buyer for One Price Clothing, Inc.

     Michael T. McMillan was elected a director of the Company in February 2007. He currently serves as Director of Sales Operations for Pepsi-Cola North America, a Division of PepsiCO, where he has spent the last 22 years in various roles including marketing, sales, franchise development, and general management of its bottling operations.
     Gerald E. Thompson, R.Ph., joined the executive team as Executive Vice President and Chief Operating Officer, on August 29, 2006. Prior to this Mr. Thompson was a director of the Company from April 2005 until February 2007. He retired in July 2004 from Eckerd Corporation, a subsidiary of J.C. Penney — a Fortune 100 company and the fourth largest drug store retailer in the nation, with over 2,900 stores in 20 states and more than $13 billion in annual sales. Joining the company in 1997 as regional vice president, a position he had held for almost 10 years with Thrift Drug Stores prior to its merger with Eckerd that year, he was promoted senior vice president of pharmacy services in 2000. At different times during his career with Eckerd, Thompson held primary operating responsibility for approximately 2,000 stores and, as senior vice-president, he oversaw all of Eckerd’s 2,800 pharmacies — which generated about $10 billion in annual sales. Thompson served in the industry’s trade organization, the National Association of Chain Drug Stores, where he participated in legislative activities on the federal and state level and was a member of the Association’s Pharmacy and Governmental Affairs committees.
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
     Rick A. Chambers was named Executive Vice President – Pharmacy Operations in August 2006. Prior to this he held the position of Senior Vice President – Pharmacy operations from June 2004 to August 2006. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.
     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Vice President — Legal since 1984. Mr. Vail joined the Company in 1968.
The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2007 annual meeting.

ITEM 11: Executive Compensation
     Information required by this item is incorporated herein by reference to the proxy statement for our 2007 annual meeting.
ITEM 12: Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the proxy statement for our 2007 annual meeting.
ITEM 13: Certain Relationships and Related Transactions and Director Independence
     Information required by this item is incorporated herein by reference to the proxy statement for our 2007 annual meeting.
ITEM 14. Principal Accounting Fees and Services
     Information required by this item is incorporated herein by reference to the proxy statement for our 2007 annual meeting.
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
Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP.
(a)(2) Financial Statement Schedules Schedule II — Valuation and Qualifying Accounts
(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)].

3.2	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8].

4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)].

4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998].

10.1	Form of Fred’s, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

10.3	Employee Stock Ownership Plan (ESOP) dated as ofJanuary 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred’s, Inc. dated February 5, 1992 for the lease oftruck tractors to Fred’s, Inc. and the servicing of those vehicles and other equipment of Fred’s, Inc. [incorporated herein byreference to

Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

*10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993].

***10.6	Term Loan Agreement between Fred’s, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999].

***10.7	Prime Vendor Agreement between Fred’s Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999].

***10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred’s, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.9	Revolving Loan Agreement between Fred’s, Inc.and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000].

***10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.11	Seasonal Over line Agreement between Fred’s, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated hereinby reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000].

***10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003].

10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005].

10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred’s Stores of Tennessee, Inc.

dated July26, 2005 for the lease of equipment to Fred’s Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005].

**10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [Incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006].

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO Seidman LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
     (b) Reports on Form 8-K
          None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Fred’s, Inc.
Memphis, Tennessee
The audits referred to in our report dated April 19, 2007, relating to the consolidated financial statements of Fred’s Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.
BDO Seidman, LLP
Memphis, Tennessee
April 19, 2007

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
	of Period	Expenses	Write-offs	of Period
Allowance for doubtful Accounts (in thousands):
Year ended January 29, 2005	$1,437	$—	$808	$629
Year ended January 28, 2006	$629	$69	$—	$698
Year ended February 3, 2007	$698	$21	$—	$719

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of April, 2007.

FRED’S, INC.
By:	/s/ Michael J. Hayes
Michael J. Hayes, Chief Executive
Officer

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April, 2007.

Signature	Title

/s/ Michael J. Hayes Michael J. Hayes	Director, Chairman of the Board, Chief Executive Officer

/s/ Roger T. Knox Roger T. Knox	Director

/s/ John R. Eisenman John R. Eisenman	Director

/s/ John D. Reier John D. Reier	President and Director

/s/ Thomas H. Tashjian Thomas H. Tashjian	Director

/s/ B. Mary McNabb B. Mary McNabb	Director

/s/ Michael T. McMillan Michael T. McMillan	Director