Form 10-Q
period 2007-05-05
FREDS INC
filed 2007-06-14
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 5, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________________ to _______________________.
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
Yes ☐      No ☐.
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
The registrant had 40,082,522 shares of Class A voting, no par value common stock outstanding as of June 8, 2007.

FRED’S, INC.

Part 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	May 5,	February 3,
	2007	2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,727	$2,475
Inventories	348,793	304,969
Receivables, less allowance for doubtful accounts of $752 and $719, respectively	29,257	29,097
Other non-trade receivables	17,515	18,953
Prepaid expenses and other current assets	10,359	12,224

Total current assets	408,651	367,718
Property and equipment, at depreciated cost	136,892	138,031
Equipment under capital leases, less accumulated amortization of $4,665 and $4,578, respectively	302	390
Other noncurrent assets, net	9,343	9,570

Total assets	$555,188	$515,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,860	$64,349
Current portion of indebtedness	18	385
Current portion of capital lease obligations	318	352
Accrued expenses and other	39,434	42,159
Deferred income taxes	15,369	16,396
Income taxes payable	1,764	4,188

Total current liabilities	142,763	127,829

Long-term portion of indebtedness	17,479	2,216
Deferred income taxes	11,163	12,425
Capital lease obligations, long term portion	40	115
Other noncurrent liabilities	11,253	3,856

Total liabilities	182,698	146,441

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,082,774 and 40,068,953 shares issued and outstanding, respectively	136,617	135,803
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	234,806	232,382
Accumulated other comprehensive income	1,067	1,083

Total shareholders’ equity	372,490	369,268

Total liabilities and shareholders’ equity	$555,188	$515,709

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$442,262	$416,878
Cost of goods sold	315,261	297,034

Gross profit	127,001	119,844
Depreciation and amortization	7,227	7,109
Selling, general and administrative expenses	108,617	101,687

Operating income	11,157	11,048
Interest income	(133)	(47)
Interest expense	37	42

Income before income taxes	11,253	11,053
Income taxes	3,815	3,755

Net income	$7,438	$7,298

Net income per share:
Basic	$.19	$.18

Diluted	$.19	$.18

Weighed average shares outstanding:
Basic	39,842	39,711
Effect of dilutive stock options	118	129

Diluted	39,960	39,840

Dividends declared per common share	$.02	$.02

Comprehensive income:
Net income	$7,438	$7,298
Other comprehensive income (expense), net of tax:
Postretirement plan adjustment	(16)	—

Comprehensive income	$7,422	$7,298

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cash flows from operating activities:
Net income	$7,438	$7,298
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,227	7,109
Net gain on asset disposition	307	(18)
Stock-based compensation	676	347
Provision for uncollectible receivables	33	84
LIFO reserve increase	932	712
Deferred income tax expense	236	1,037
Provision for post retirement medical	(16)	—
Excess tax benefits from stock-based compensation	4	(44)
(Increase) decrease in assets:
Trade receivables	1,245	(7,144)
Inventories	(44,756)	(13,924)
Other assets	1,865	1,705
Increase (decrease) in liabilities:
Accounts payable and accrued expense	18,786	11,415
Income taxes payable	(2,428)	(3,493)
Other noncurrent liabilities	659	(212)

Net cash (used in) provided by operating activities	(7,792)	4,872

Cash flows from investing activities:
Capital expenditures	(6,005)	(5,087)
Proceeds from asset dispositions	270	98
Asset acquisitions, net (primarily intangibles)	(345)	(1,047)

Net cash used in investing activities	(6,080)	(6,036)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(480)	(514)
Proceeds from revolving line of credit, net of payments	15,267	1,418
Excess tax benefits from stock-based compensation	(4)	44
Proceeds from exercise of stock options and issuances under employee stock purchase plan	142	618
Cash dividends paid	(801)	(798)

Net cash provided by financing activities	14,124	768

Increase (decrease) in cash and cash equivalents	252	(396)
Beginning of period cash and cash equivalents	2,475	3,145

End of period cash and cash equivalents	$2,727	$2,749

Supplemental disclosures of cash flow information:
Interest paid	$25	$64

Income taxes paid	$6,000	$6,200

Non-cash investing and financial activities:
Assets acquired with term loan	$—	$100

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates as of May 5, 2007, 701 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 291 of the stores have full service pharmacies.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2007 incorporated into Our Annual Report on Form 10-K.
The results of operations for the thirteen-week period ended May 5, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is effective for the 2008 fiscal year, although early adoption is permitted. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company is in the process of determining the effect, if any, that the adoption of EITF 06-10 will have on its results of operations or financial position.

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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $35.0 million and $36.4 million at May 5, 2007 and February 3, 2007, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $14.7 million at May 5, 2007 and $13.8 million at February 3, 2007.

NOTE 4: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). Under SFAS No. 123(R) stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R).
A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Stock option expense	$484	$152
Restricted stock expense	140	107
ESPP expense	52	89

Total stock-based compensation	$676	$348

Income tax benefit on stock-based compensation	$114	$38
The fair value of each option granted during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Stock Options
Expected volatility	41.0%	41.5%
Risk-free interest rate	4.4%	4.9%
Expected option life (in years)	5.84	5.85
Expected dividend yield	0.40%	0.35%
Weighted average fair value at grant date	$6.49	$6.16

Employee Stock Purchase Plan
Expected volatility	32.7%	33.5%
Risk-free interest rate	4.7%	4.8%
Expected option life (in years)	0.25	0.5
Expected dividend yield	0.15%	0.13%
Weighted average fair value at grant date	$2.66	$3.58

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

NOTE 5: Stock Plans

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 15,653 shares issued during the thirteen weeks ended May 5,

2007. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 5, 2007, there were 1,279,588 shares available.
Stock Options
The following table summarizes stock option activity during the thirteen weeks ended May 5, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	17,500	$14.73
Forfeited/Cancelled	(25,500)	$19.48
Exercised	—

Outstanding at May 5, 2007	1,095,064	$16.64	4.0	$140

Exercisable at May 5, 2007	400,433	$17.40	3.2	$28
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.71 on the last trading day of the period ended May 5, 2007 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 5, 2007, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.69 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. The total fair value of options vested during the thirteen weeks ended May 5, 2007 was $.56 million.
Restricted Stock
The following table summarizes restricted stock activity during the thirteen weeks ended May 5, 2007:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	534	$14.98
Forfeited/Cancelled	(389)	$14.46
Vested	(4,142)	$17.52

Non-vested Restricted Stock at May 5, 2007	225,854	$15.07
The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 5, 2007 is $3.1 million with a weighted average remaining contractual life of 7.2 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 6.7 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 5, 2007 was $.07 million.

NOTE 6: Property and Equipment

Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following illustrates the breakdown of the major categories within Property and Equipment:

	May 5,	February 3,
	2007	2007
	(unaudited)
Building and building improvements	$76,264	$76,623
Furniture, fixtures and equipment	218,929	216,448
Leasehold improvements	46,819	45,097
Automobiles and vehicles	6,514	6,429
Airplane	4,697	4,697

	353,223	349,294
Less: Accumulated Depreciation and Amortization	(221,068)	(215,879)

	132,155	133,415
Construction in Progress	474	353
Land	4,263	4,263

Total Property and Equipment, at depreciated cost	$136,892	$138,031

NOTE 7: Income taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109. We adopted FIN 48 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income taxes ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. During the first quarter of 2007, our FIN 48 reserve increased by $0.2 million, including $0.1 million of accrued interest. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense.

The Company had approximately $8.0 million of unrecognized tax benefits as of February 3, 2007. If recognized, approximately $5.9 million of the unrecognized tax benefits would affect the Company’s effective income tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8: Exit and disposal activities

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
The Company also recorded approximately $0.9 million in selling, general and administrative expense in the consolidated statements of income for the year ended February 3, 2007 to reflect impairment charges for furniture and fixtures and leasehold improvements relating to the planned store closures mentioned above. Liability balances related to activities discussed above for stores closed during the quarter ended May 5, 2007 are as follows (in millions):

	Beginning	Utilized during	Ending
	Balance	1st Qtr	Balance
	February 3, 2007	2007	May 5, 2007
Inventory markdowns for discontinuance of boys & girls apparel	$1.2	$0.4	$0.8
Inventory markdowns for planned store closings	0.9	0.4	0.5
Asset impairment for planned store closings	0.9	0.1	0.8

	$3.0	$0.9	$2.1

During the current year, the Company has incurred or expects to incur the following pretax costs associated with said store closings (in millions):

	Estimated	Incurred in
	Total	2007	Remaining
Lease contract termination costs	$1.7	$0.5	$1.2

Total	$1.7	$0.5	$1.2

In addition to those stores that might be closed in the ordinary course of business, the Company is planning approximately 20 store and pharmacy closings during the course of 2007 (10 of which have been closed as of May 5, 2007).

NOTE 9: Accumulated other comprehensive income

	May 5,	April 29,	February 3,
(in thousands)	2007	2006	2007
Accumulated other comprehensive income	$1,083	$0	$0
Adjustment to initially apply SFAS No. 158 (net of tax)			1,083
Amortization of postretirement benefit during quarter	(16)	0

Ending balance	$1,067	$0	$1,083

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or-under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The activity within accumulated other comprehensive income in the first quarter of 2007 represents the amortization of prior service cost and net actuarial gains and losses through net periodic benefit cost.

Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview
During the first quarter of 2007, the Company continued its strategy of refreshing and revitalizing our stores and capitalizing on our 60 years of experience in the discount retail sector. We are continuing implementation of our Merchandise Refresher Program which had commenced in 20% of our stores by quarter-end. This program refreshes the look and feel of our stores with new paint and flooring, updated signage and the expansion and relocation of several departments. Additionally, our new branding and advertising campaign, which focuses on our 60 year history while emphasizing the new look and feel of Fred’s continued throughout the quarter. These strategies and our unique store layout allow us to offer our customers all the attractive elements of a discount dollar store, drug store and mass merchant under one roof. By offering elements of all three types of businesses, we are able to provide our customer with a “ten minute Superstore” experience in a smaller, easier and more convenient store layout.
As mentioned in our 10-K for the year ended February 3, 2007, we slowed our new store growth in the first quarter and will continue to do so through the remainder of the year. This slow down in growth, coupled with the closing of unproductive stores should have a positive impact on the Company’s operating margin over time. In the first quarter of 2007, the Company opened 11 new stores and closed 10 stores. The majority of our new store openings were in Alabama, Texas, and Mississippi. We did not enter into any new states during the quarter. Additionally, we opened six new pharmacies and closed four pharmacies during the quarter.
The Company continued during the first quarter to see paybacks on productivity improvements and key technology initiatives. Some of these include continuing enhancement of our point of sale and radio frequency (RF) store systems, refinement and upgrades to our merchandise planning and allocation systems and process and productivity standards improvements in our distribution centers. Pharmacy system improvements that enhance customer service also continue to be a key initiative.
During the remainder of 2007, we will continue with capital improvements in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
As previously reported, the Company expects an increase of 12 % to 22% in earnings per diluted share for 2007. The Company bases this increase in estimated earnings for fiscal 2007 on the following assumptions:
•	Comparable store sales are anticipated to increase for the full year in the range of 3% to 5%. Total sales are expected to increase in the range of 6% to 9% for the year.

•	The Company expects to open 35 to 40 new stores, 15 to 25 new pharmacies, and expects to close 20 to 25 stores, netting growth in selling square footage in the range of 1% to 3% for the year.

•	Minimum wage legislation will benefit our customers, thereby increasing our sales, which offset expenses of increased labor costs.

•	The federally mandated Average Manufacturer’s Price (AMP) is expected to have a negative impact on gross profit from prescription drugs.

•	We anticipate additional costs of approximately $1.2 million associated with previously announced store closings.
Key factors that will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate effectively, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation, especially in regard to occupancy cost, increasing the operating margin through improved gross profit margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s expansion.
Other factors that will affect Company performance in 2007 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Also, the Company expects an initial negative impact in selling, general and administrative expenses from the raising of the Federal Minimum Wage; however, this increase should be a positive factor over time as it will directly impact the disposable income of our primary customer base.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material changes in critical accounting policies during the thirteen weeks ended May 5, 2007, was the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109, which was discussed in detail in Note 7 of the financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2007 and April 29, 2006
Net sales increased to $442.3 million in 2007 from $416.9 million in 2006, an increase of $25.4 million or 6.1%. The increase was attributable to comparable store sales increases of 1.9% ($7.9 million) and sales by stores not yet included as comparable stores ($17.3 million). Sales to franchisees increased $.2 in 2007 compared to the same quarter last year. The sales mix for the period was 33.2% Pharmaceuticals, 23.1% Household Goods, 10.4% Apparel and Linens, 14.2% Food and Tobacco, 8.8% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 32.4% Pharmaceuticals, 23.4% Household Goods, 12.2% Apparel and Linens, 13.3% Food and Tobacco, 8.2% Health and Beauty Aids, 8.4% Paper and Cleaning Supplies, and 2.1% Franchise for the same period last year.
Gross profit for the first quarter was 28.7% of sales in 2007, the same as in 2006. During the quarter, the initial markup was slightly lower than a year ago due to an unfavorable shift in the product mix toward basic and consumable products which was mostly offset by lower markdowns and additional vendor rebates.
Selling, general and administrative expenses increased to $115.8 million in 2007 from $108.8 million in 2006. Selling, general and administrative expenses increased primarily from lease related costs of closed stores ($0.5 million) and additional stock option expenses ($0.3 million) over the first quarter of last year. Excluding these components, selling, general and administrative expenses as a percentage of sales were flat with the first quarter of last year. On the positive side, labor expenses leveraged by 14 basis points as a percent of sales despite the added work in the stores as we implement our Store Refresher Program. As a percentage of sales, expenses increased to 26.2% of sales compared to 26.0% of sales last year.
For the first quarter of 2007, the Company earned net interest income of $0.1 million.
For the first quarter of 2006, the effective income tax rate was 33.9%, as compared to 34.0% in the first quarter of last year. We continue to see positive impact from Katrina related jobs credits and anticipate the income tax rate for the remainder of the year to be in the 33% to 35% range.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash used in operating activities totaled $7.8 million during the thirteen-week period ended May 5, 2007. Cash was primarily used to increase inventories by approximately $44.8 million in the first quarter of 2007. This increase was primarily attributable to 11 new stores and increases in our basic product inventories to improve in-stock positions, and additional inventories related to the new stationery program and check-out aisle resets. Accounts payable and accrued expenses increased by approximately $18.8 million in the first quarter of 2007 due to the increase in inventory.
Cash used in investing activities totaled $6.1 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($3.5 million), expenditures related to the Store Refresher Program ($2.3 million) and technology and other corporate expenditures ($.2 million). During the first quarter of 2007, we opened 11 stores, closed 10 stores, opened 6 pharmacies, and closed 4 pharmacies. We expect to open 5 to 7 stores in the second quarter and approximately 35 to 40 stores for the year. In 2007, the Company is planning capital expenditures totaling approximately $27.5 million. Expenditures are planned totaling approximately $20.3 million for upgrades, remodels, or new stores and pharmacies; $5.2 million for technology upgrades, $2.0 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2007 will be approximately $29 million.
Cash provided by financing activities totaled $14.1 million and included $15.3 million of borrowings under the Company’s revolving credit agreement for inventory needs. There were $17.4 million in borrowings outstanding at May 5, 2007 and $2.2 million in borrowings outstanding at February 3, 2007.
We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Other than statements based on historical facts, many of the matters discussed in this Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

o	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

o	Continued availability of capital and financing.

o	Competitive factors.

o	Changes in reimbursement practices for pharmaceuticals.

o	Governmental regulation.

o	Increases in fuel and utility rates.

o	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 5, 2007. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

FRED’S, INC.
Date: June 14, 2007	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: June 14, 2007	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer