Form 10-Q
period 2007-08-04
FREDS INC
filed 2007-09-13
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 4, 2007.
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
The registrant had 40,177,050 shares of Class A voting, no par value common stock outstanding as of September 7, 2007.

FRED’S, INC.

Part 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	August 4,	February 3,
	2007	2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,302	$2,475
Inventories	347,594	304,969
Receivables, less allowance for doubtful accounts of $767 and $719, respectively	26,349	29,097
Other non-trade receivables	18,476	18,953
Prepaid expenses and other current assets	10,604	12,224

Total current assets	405,325	367,718
Property and equipment, at depreciated cost	139,070	138,031
Equipment under capital leases, less accumulated amortization of $4,725 and $4,578, respectively	242	390
Other noncurrent assets, net	9,060	9,570

Total assets	$553,697	$515,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,117	$64,349
Current portion of indebtedness	849	385
Current portion of capital lease obligations	276	352
Accrued expenses and other	39,552	42,159
Deferred income taxes	14,635	16,396
Income taxes payable	—	4,188

Total current liabilities	122,429	127,829

Long-term portion of indebtedness	32,883	2,216
Deferred income taxes	11,550	12,425
Capital lease obligations, long term portion	—	115
Other noncurrent liabilities	11,072	3,856

Total liabilities	177,934	146,441

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,131,686 and 40,068,953 shares issued and outstanding, respectively	137,649	135,803
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	237,063	232,382
Accumulated other comprehensive income	1,051	1,083

Total shareholders’ equity	375,763	369,268

Total liabilities and shareholders’ equity	$553,697	$515,709

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$424,640	$406,925	$866,902	$823,803
Cost of goods sold	303,157	291,881	618,418	588,915

Gross profit	121,483	115,044	248,484	234,888

Depreciation and amortization	7,408	7,013	14,635	14,122
Selling, general and administrative expenses	108,373	101,826	216,990	203,513

Operating income	5,702	6,205	16,859	17,253
Interest income	(158)	(15)	(291)	(62)
Interest expense	395	235	432	277

Income before income taxes	5,465	5,985	16,718	17,038
Provision for income taxes	2,407	1,662	6,222	5,417

Net income	$3,058	$4,323	$10,496	$11,621

Net income per share
Basic	$.08	$.11	$.26	$.29

Diluted	$.08	$.11	$.26	$.29

Weighted average shares outstanding
Basic	39,864	39,753	39,851	39,732

Effect of dilutive stock options	118	96	123	99

Diluted	39,982	39,849	39,974	39,831

Dividends per common share	$.02	$.02	$.04	$.04

Comprehensive income:
Net income	$3,058	$4,323	$10,496	$11,621
Other comprehensive income (expense), net of tax Postretirement plan adjustment	(16)	—	(32)	—

Comprehensive income	$3,042	$4,323	$10,464	$11,621

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six Weeks Ended
	August 4,	July 29,
	2007	2006
Cash flows from operating activities:
Net income	$10,496	$11,621
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,635	14,122
Net loss on asset disposition	48	15
Stock-based compensation	1,117	1,086
Provision for (recovery of) uncollectible receivables	48	(40)
LIFO reserve increase	921	1,632
Deferred income tax expense (benefit)	(2,636)	647
Provision for postretirement medical	(32)	—
Excess tax benefits (charges)from stock-based compensation	7	(56)
(Increase)decrease in assets:
Trade receivables	1,545	(8,284)
Insurance receivables	982	2,410
Inventories	(43,546)	(35,152)
Other assets	1,620	1,723
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	161	7,709
Income taxes payable	(4,195)	(6,140)
Other noncurrent liabilities	3,003	392

Net cash used in operating activities	(15,826)	(8,315)

Cash flows from investing activities:
Capital expenditures	(12,770)	(11,373)
Proceeds from asset dispositions	280	98
Insurance recoveries for replacement assets	650	282
Asset acquisitions, net (primarily intangibles)	(695)	(2,861)

Net cash used in investing activities	(12,535)	(13,854)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(575)	(665)
Proceeds from revolving line of credit, net of payments	30,068	22,811
Excess tax benefits from stock-based compensation	(7)	56
Proceeds from exercise of stock options and issuances under employee stock purchase plan	305	901
Cash dividends paid	(1,603)	(1,596)

Net cash provided by financing activities	28,188	21,507

Increase (decrease) in cash and cash equivalents	(173)	(662)
Beginning of period cash and cash equivalents	2,475	3,145

End of period cash and cash equivalents	$2,302	$2,483

Supplemental disclosures of cash flow information:
Interest paid	$442	$207

Income taxes paid	$14,200	$13,141

Non-cash investing and financial activities:
Assets acquired with term loan	$1,447	$100

Common stock issued for purchase of capital assets	$432	$—

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Fred’s and its subsidiaries (“We”, “Our”, “Us” or “Company”) operate, as of August 4, 2007, 701 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 294 of the stores have full service pharmacies.
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
The results of operations for the twenty-six week period ended August 4, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is effective for our 2008 fiscal year, although early adoption is permitted. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159, if any, on our Consolidated Financial Statements and expect to complete this evaluation in 2007.
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

NOTE 3: INVENTORIES
Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (FIFO) method for goods in our stores and the cost FIFO method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.
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
Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $34.3 million and $36.4 million at August 4, 2007 and February 3, 2007, respectively, cost was determined using the retail last-in, first-

out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $14.7 million at August 4, 2007 and $13.8 million at February 3, 2007.
The Company has historically included an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by Generally Accepted Accounting Principles. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the quarter ended August 4, 2007, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the past few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The inclusion of these expenses in the estimate resulted in an additional $1.1 million pretax or $.02 of earnings per share being capitalized as part of merchandise inventory. The total amount of expenses and inbound freight included in merchandise inventory as of the end of the second quarter is $22.7 million.
NOTE 4: EQUITY INCENTIVE PLANS
Incentive stock option plan:
The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”,(“SFAS No. 123(R)”). Under SFAS No. 123(R) stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R).
A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Stock option expense	$255	$558	$739	$710
Restricted stock expense	134	115	274	222
ESPP expense	52	65	104	154

Total stock-based compensation	441	738	1,117	1,086

Income tax benefit on stock-based compensation	54	56	168	94
The fair value of each option granted during the periods indicated in the following table (there were no grants for the thirteen weeks ended August 4, 2007) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Stock Options
Expected volatility	N/A	41.6%	41.0%	41.5%
Risk-free interest rate	N/A	4.4%	4.4%	4.8%
Expected option life (in years)	N/A	5.84	5.84	5.84
Expected dividend yield	N/A	0.35%	0.40%	0.35%

Weighted average fair value at grant date	N/A	$6.05	$6.49	$6.15
Employee Stock Purchase Plan
Expected volatility	42.3%	33.5%	37.5%	33.5%
Risk-free interest rate	4.7%	4.8%	4.7%	4.8%
Expected option life (in years)	0.5	0.5	0.38	0.38
Expected dividend yield	0.30%	0.13%	0.23%	0.13%

Weighted average fair value at grant date	$3.36	$3.91	$3.01	$3.67
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
Employee stock purchase plan.
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 32,336 shares issued during the twenty-six weeks ended August 4, 2007. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of august 4, 2007, there were 1,262,905 shares available.

Stock Options
The following table summarizes stock option activity during the twenty-six weeks ended August 4, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	17,500	$14.73
Forfeited / Cancelled	(26,250)	$19.60
Exercised	—

Outstanding at August 4, 2007	1,094,314	$16.64	3.8	$0

Exercisable at August 4, 2007	403,203	$17.37	2.9	$0
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $11.53 on the last trading day of the period ended August 4, 2007 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 4, 2007, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.43 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. The total fair value of options vested during the twenty-six weeks ended August 4, 2007 was $.58 million.
Restricted Stock
The following table summarizes restricted stock activity during the twenty-six weeks ended August 4, 2007:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	534	$14.98
Forfeited / Cancelled	(389)	$14.46
Vested	(6,619)	$17.62

Non-vested Restricted Stock at August 4, 2007	223,377	$15.04
The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 4, 2007 is $2.6 million with a weighted average remaining contractual life of 6.9 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 6.5 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 4, 2007 was $.11 million.
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

	August 4,	February 3,
	2007	2007
	(unaudited)
Building and building improvements	$80,236	$76,623
Furniture, fixtures and equipment	220,891	216,448
Leasehold improvements	48,311	45,097
Automobiles and vehicles	6,555	6,429
Airplane	4,697	4,697

	360,690	349,294

Less: Accumulated Depreciation and Amortization	(226,792)	(215,879)

	133,898	133,415
Construction in Progress	814	353
Land	4,358	4,263

Total Property and Equipment, at depreciated cost	$139,070	$138,031

During the second quarter of fiscal 2007, the Company acquired the land and building, occupied by three Fred’s stores which we had previously leased. In consideration for the three properties, the Company paid cash of $.425 million, issued 32,578 shares of our common stock valued at $.432 million and assumed debt of $.836 million current and $.611 million long term. The long term debt has a fixed interest rate of 6.90% and matures on February 1, 2015. The Company intends to acquire an additional eleven properties consisting of land and building presently leased by a Fred’s store through the issuance of our common stock, assumption of debt and payment of cash.
NOTE 6: Income taxes
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
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income taxes ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including

$1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. During the first six months of 2007, our FIN 48 reserve increased by $0.2 million, including $0.1  million of accrued interest. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense.
The Company had approximately $8.0 million of unrecognized tax benefits as of August 4, 2007. If recognized, approximately $5.9 million of the unrecognized tax benefits would affect the Company’s effective income tax rate.
We are subject to U.S. federal income tax as well as the income tax of multiple state jurisdictions. The Company is open to federal and state tax audits until the applicable statutes of limitation expire. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
NOTE 7: Exit and disposal activities
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
The Company also recorded approximately $0.9 million in selling, general and administrative expense in the consolidated statements of income for the year ended February 3, 2007 to reflect impairment charges for furniture and fixtures and leasehold improvements relating to the planned store closures mentioned above. Liability balances related to activities discussed above for stores closed during the first six months ended August 4, 2007 are as follows (in millions):

	Beginning	Utilized during	Ending
	Balance	first 6 months	Balance
	February 3, 2007	2007	August 4, 2007

Inventory markdowns for discontinuance of boys & girls apparel	$1.2	$0.8	$0.4
Inventory markdowns for planned store closings	0.9	0.7	0.2
Asset impairment for planned store closings	0.9	0.5	0.4

	$3.0	$2.0	$1.0

During the current year, the Company has incurred or expects to incur the following pretax costs associated with said store closings (in millions):

	Estimated	Incurred in
	Total	2007	Remaining

Lease contract termination costs	$1.7	$1.4	$0.3

Total	$1.7	$1.4	$0.3

In addition to those stores that might be closed in the ordinary course of business, the Company is planning approximately 20 store and pharmacy closings during the course of 2007 (16 of which have been closed as of August 4, 2007).
NOTE 8: Accumulated other comprehensive income

Accumulated Other Comprehensive Income

	Twenty-Six Weeks Ended		Year Ended
	August 4,	July 29,	February 3,
(in thousands)	2007	2006	2007

Accumulated other comprehensive income	$1,083	$0	$0
Adjustment to initially apply SFAS No. 158 (net of tax)			1,083
Amortization of postretirement benefit	(32)	0

Ending balance	$1,051	$0	$1,083

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or–under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The activity within accumulated other comprehensive income in the first six months of 2007 represents the amortization of prior service cost and net actuarial gains and losses through net periodic benefit cost.
Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
GENERAL
Executive Overview
During the first six months of 2007, we continued our strategy of refreshing and revitalizing our stores and capitalizing on our 60 years of experience in the discount retail sector. Our Merchandise Refresher Program continued in the second quarter, reaching completion in approximately 65% of our stores as of August 4, 2007. This program refreshes the look and feel of our stores with new paint and flooring, updated signage and the expansion and relocation of several departments. Additionally, our new branding and advertising campaign, which focuses on our 60 year history while emphasizing the new look and feel of Fred’s continued throughout the quarter. During the second quarter of 2007 we embarked on two additional strategies to enhance our customers experience when visiting our stores. The first involves a new extensive market research program to determine customer preferences and expectations in a visit to a Fred’s store and the second involves a new site selection and real estate program to determine which locations best suit our customers.
The integration of the aforementioned strategies coupled with our unique store layout allows us to offer our customers’ all the attractive elements of a discount dollar store, drug store and mass merchant under one roof. By offering elements of all three types of businesses, we are able to provide our customers with a “ten minute Superstore” experience in a smaller, easier and more convenient store layout.
As discussed in our Form 10-K for the fiscal year ended February 3, 2007, we slowed our new store growth in the first six months and will continue to do so through the remainder of the year. This slow down in growth, coupled with the closing of unproductive stores, should have a positive impact on the Company’s operating margin over time. In the first six months of 2007, the Company opened 16 new stores and closed 16 stores. The majority of our new store openings were in Alabama, Texas, and Mississippi. We did not enter into any new states during the quarter. Additionally, we opened nine new pharmacies and closed four pharmacies during the first six months of 2007.
The Company continued during the first six months to see paybacks on productivity improvements and key technology initiatives. Some of these include continuing enhancement of our point of sale and radio frequency (RF) store systems, refinement and upgrades to our merchandise planning and allocation systems and process and productivity standards improvements in our distribution centers. Pharmacy system improvements that enhance customer service also continue to be a key initiative.

During the remainder of 2007, we intend to continue with capital improvements in infrastructure, including new store expansion, distribution center upgrades and further development of our information technology capabilities.
As previously reported, the Company expects an increase of 6 % to 12% in earnings per diluted share for 2007. The Company bases this increase in estimated earnings for fiscal 2007 on the following assumptions:
• Comparable store sales are anticipated to increase in the range of 1% to 3% in the third and fourth quarter.
• The Company expects to open 14 to 19 more new stores, and 3 to 6 more new pharmacies, and expects to close 4 to 9 more stores during the remainder of fiscal 2007, netting growth in selling square footage in the range of 1% to 3% for the year.
• Minimum wage legislation which went into effect on July 24, 2007 should benefit our customers, thereby increasing our sales, which offset expenses of increased labor costs.
• We anticipate additional expenses of approximately $0.3 million associated with previously announced store closings.
Key factors that will be critical to the Company’s future success include managing the growth strategy for new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation, especially in regard to occupancy costs, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s expansion.
Other factors that will affect Company performance in 2007 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Also, the Company experienced an initial negative impact in selling, general and administrative expenses from the recent raising of the Federal minimum wage; however, the increase should be a positive factor over time because it will directly impact the disposable income of our primary customer base.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material changes in critical accounting policies during the twenty-six weeks ended August 4, 2007, was the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109, which was discussed in detail in Note 6 of the financial statements included elsewhere in this document.
The only material change in estimate during the twenty-six weeks ended August 4, 2007 was the addition of certain Merchandise Planning, Information Technology and Human Resource costs to the calculation used to estimate the costs capitalized as part of merchandise inventory. Previously, these costs have not been included in the calculation used to estimate the costs capitalized as part of merchandise inventory and the Company believes that their inclusion provides a more complete and comprehensive merchandise inventory value. This change is discussed in more detail in Note 3 of the financial statements included elsewhere in this document.
RESULTS OF OPERATIONS
Thirteen Weeks Ended August 4, 2007 and July 29, 2006
Net sales increased to $424.6 million in 2007 from $406.9 million in 2006, an increase of $17.7 million or 4.3%. The increase was attributable to comparable store sales increases of 0.8% ($3.2 million) and sales by stores not yet included as comparable stores ($14.1 million). Sales to franchisees increased $.4 million in 2007 compared to the same quarter last year. The sales mix for the period was 32.6% Pharmaceuticals, 23.8% Household Goods, 10.0% Apparel and Linens, 14.1% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 33.0% Pharmaceuticals, 22.5% Household Goods, 12.4% Apparel and Linens, 12.8% Food and Tobacco, 8.2% Health and Beauty Aids, 9.0% Paper and Cleaning Supplies, and 2.1% Franchise for the same period last year.
Gross profit increased to 28.6% of sales in 2007 compared with 28.3% of sales in the prior-year period. The improvement is primarily a result of controlling shrink in the general merchandise and pharmacy departments, as well as pharmacy department benefits gained through the shift from branded drugs to generics, which have a larger profit margin.
Selling, general and administrative expenses increased to $115.8 million in 2007 from $108.8 million in 2006. The increase in the quarter is primarily attributed to lease termination costs related to store closings (0.20%), store expenses related to our store refresher program (0.15%), additional advertising expenses related to our branding campaign (0.10%), and insurance cost (0.05%). As a percentage of sales, expenses increased to 27.2% of sales compared to 26.8% of sales last year.
For the second quarter of 2007, the Company incurred net interest expense of $0.2 million, the same as in 2006.
For the second quarter of 2007, the effective income tax rate was 44.0%, as compared to 27.8% in the second quarter of last year. The increase in the tax rate in the second quarter resulted from a higher overall state income tax rate this year as well as the post-implementation effect of FIN 48, “Accounting for Uncertainty in Income Taxes”.
Twenty-six Weeks Ended August 4, 2007 and July 29, 2006
Net sales increased to $866.9 million in 2007 from $823.8 million in 2006, an increase of $43.1 million or 5.2%. The increase was attributable to comparable store sales increases of 1.3% ($10.7 million) and sales by stores not yet included as comparable stores ($31.7 million). Sales to franchisees increased $0.7 million in 2007. The sales mix for the period was 32.9% Pharmaceuticals, 23.4% Household Goods, 14.2% Food and Tobacco, 10.2% Apparel and Linens, 9.0% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 32.6% Pharmaceuticals, 22.3% Household Goods, 13.0% Apparel and Linens, 13.1% Food and Tobacco, 8.7 % Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise for the same period last year.
For the twenty-six weeks ended August 4, 2007, we opened 16 new stores and 9 new pharmacies and we closed 16 stores and 4 pharmacies.
Gross profit increased to 28.7% of sales in 2007 compared with 28.5% of sales in the prior-year period. Gross profit margin for the first six months was favorably affected by the same factors as listed for the second quarter.
Selling, general and administrative expenses increased to $231.6 million in 2007 from $217.6 million in 2006. As a percentage of sales, expenses increased to 26.7% of sales compared to 26.4% of sales last year. The increase in expenses as a percent to sales results primarily from lease termination costs (.16%) and expenses related to the merchandise refresher program (.10%).

For the first six months of 2007, we incurred net interest expense of $0.1 million as compared to net interest expense of $0.2 million last year. The decrease in interest results from better management of cash flow.
For the first six months of 2007, the effective income tax rate was 37.2%, compared with 31.8% for last year. The increase in the rate resulted primarily from the same issues as mentioned in the quarter. We anticipate the tax rate for the remaining two quarters of 2007 to be in the 36% to 38% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash used in operating activities totaled $15.8 million during the twenty-six week period ended August 4, 2007. Cash was primarily used to increase inventories by approximately $43.5 million in the first six months of 2007. This increase was primarily attributable to 16 new stores and increases in our basic product inventories to improve in-stock positions, and additional inventories related to the new stationery program and check-out aisle resets.
Cash used in investing activities totaled $12.5 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($6.2 million), acquisition of LLCs owning land and buildings ($0.4 million), expenditures related to the Store Refresher Program ($4.9 million) and technology and other corporate expenditures ($1.2 million). During the first six months of 2007, we opened 16 stores, closed 16 stores, opened 9 pharmacies, and closed 4 pharmacies. We expect to open 8 to 10 stores in the third quarter and approximately 30 to 35 stores for the year. In 2007, the Company is planning capital expenditures totaling approximately $31.9 million. Expenditures are planned totaling approximately $24.7 million for upgrades, remodels, or new stores and pharmacies or acquisitions of land and buildings; $5.2 million for technology upgrades, $2.0 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2007 will be approximately $29 million.
Cash provided by financing activities totaled $28.2 million and included $30.1 million of borrowings under the Company’s revolving credit agreement for inventory needs. There were $32.2 million in borrowings against our revolving line of credit outstanding at August 4, 2007 and $2.2 million in borrowings against our revolving line of credit outstanding at February 3, 2007.
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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of August 4, 2007. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
     (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is party to several pending legal proceedings and claims arising in the normal course of business including those mentioned in Part I “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
Item 1A. RISK FACTORS
The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 16, 2007 and July 20, 2007, we sold in a private placement an aggregate of 32,578 shares of Class A common stock to Summit Properties, LLC (“Summit”) pursuant to the exemptions from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. The shares were issued in connection with our acquisition of the membership interests of certain LLCs and related real estate rights. The shares have subsequently been registered under the Act. We will not receive any proceeds from the sale of these shares.
The private placement that we made in reliance on the exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D thereunder did not involve any public offering of common stock. In addition, Summit provided us with written representations that it was an accredited investor within the meaning of Rule 501(e) of Regulation D, that it was a sophisticated investor and that it had the knowledge and experience necessary to evaluate the risks and merits of the investment in our common stock. In addition, Summit was solicited on a private and confidential basis in a manner not involving any general solicitation or advertising in compliance with Regulation D.
Item 4. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders of Fred’s, Inc. was held on June 20, 2007. Michael J. Hayes, John R. Eisenman, Roger T. Knox, John D. Reier, Thomas H. Tashjian, B. Mary McNabb and Michael T. McMillan were elected as directors of the Company. The shareholders also ratified the appointment of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending February 2, 2008. The shareholders also rejected the shareholder proposal regarding vendor code of conduct.

The results of the voting were as follows:

		Abstain/
	For	Against	Withheld	Broker Non-Vote
Election of Directors:
Michael J. Hayes	33,434,925		2,863,107	3,769,486
John R. Eisenman	33,921,972		2,376,060	3,769,486
Roger T. Knox	33,919,077		2,378,955	3,769,486
John D. Reier	34,550,402		1,747,630	3,769,486
Thomas H. Tashjian	34,171,572		2,126,460	3,769,486
B. Mary McNabb	34,994,351		1,303,681	3,769,486
Michael T. McMillan	34,997,352		1,300,680	3,769,486

Appointment of BDO Seidman, LLP	36,206,165	91,867	3,769,486
Shareholder Proposal	2,907,172	29,394,444	7,765,902
Item 6. Exhibits
Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
Date: September 13, 2007	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: September 13, 2007	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer