Form 10-Q
period 2007-11-03
FREDS INC
filed 2007-12-13
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 3, 2007.
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
The registrant had 40,296,575 shares of Class A voting, no par value common stock outstanding as of December 7, 2007.

FRED’S, INC.

Part 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	November 3,	February 3,
	2007	2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$12,047	$2,475
Inventories	387,931	304,969
Receivables, less allowance for doubtful accounts of $801 and $719, respectively	28,137	29,097
Other non-trade receivables	21,215	18,953
Prepaid expenses and other current assets	13,345	12,224

Total current assets	462,675	367,718
Property and equipment, at depreciated cost	150,141	138,031
Equipment under capital leases, less accumulated amortization of $4,780 and $4,578, respectively	187	390
Other noncurrent assets, net	8,563	9,570

Total assets	$621,566	$515,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,140	$64,349
Current portion of indebtedness	159	385
Current portion of capital lease obligations	192	352
Accrued expenses and other	40,618	42,159
Deferred income taxes	15,408	16,396
Income taxes payable	—	4,188

Total current liabilities	167,517	127,829

Long-term portion of indebtedness	54,363	2,216
Deferred income taxes	11,867	12,425
Capital lease obligations, long term portion	—	115
Other noncurrent liabilities	11,265	3,856

Total liabilities	245,012	146,441

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,296,871 and 40,068,953 shares issued and outstanding, respectively	139,024	135,803
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Common stock held in treasury, at cost 426,500 shares as of November 3, 2007	(4,371)	—
Retained earnings	240,866	232,382
Accumulated other comprehensive income	1,035	1,083

Total shareholders’ equity	376,554	369,268

Total liabilities and shareholders’ equity	$621,566	$515,709

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$419,913	$407,872	$1,286,815	$1,231,675
Cost of goods sold	294,993	288,374	913,411	877,289

Gross profit	124,920	119,498	373,404	354,386

Depreciation and amortization	7,088	6,970	21,723	21,092
Selling, general and administrative expenses	110,642	103,226	327,632	306,739

Operating income	7,190	9,302	24,049	26,555
Interest income	(123)	(1)	(414)	(63)
Interest expense	476	288	908	565

Income before income taxes	6,837	9,015	23,555	26,053
Provision for income taxes	2,230	3,062	8,452	8,479

Net income	$4,607	$5,953	$15,103	$17,574

Net income per share
Basic	$.12	$.15	$.38	$.44

Diluted	$.12	$.15	$.38	$.44

Weighted average shares outstanding
Basic	39,844	39,794	39,826	39,753

Effect of dilutive stock options	80	111	74	104

Diluted	39,924	39,905	39,900	39,857

Dividends per common share	$.02	$.02	$.06	$.06

Comprehensive income:
Net income	$4,607	$5,953	$15,103	$17,574
Other comprehensive income (expense), net of tax
Postretirement plan adjustment	(16)	—	(48)	—

Comprehensive income	$4,591	$5,953	$15,055	$17,574

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-nine Weeks Ended
	November 3,	October 28,
	2007	2006
Cash flows from operating activities:
Net income	$15,103	$17,574
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,723	21,092
Net (gain) loss on asset disposition	(21)	141
Stock-based compensation	1,589	1,585
Provision for uncollectible receivables	82	58
LIFO reserve increase	1,778	1,203
Deferred income tax expense (benefit)	(1,546)	1,461
Provision for postretirement medical	(48)	—
Excess tax benefits (charges) from stock-based compensation	8	(59)
(Increase) decrease in assets:
Trade and other receivables	(3,622)	(10,863)
Insurance recoveries for inventory losses	1,397	2,713
Inventories	(84,740)	(85,495)
Other assets	(1,121)	(2,580)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	45,250	52,297
Income taxes payable	(4,198)	(6,137)
Other noncurrent liabilities	3,196	1,647

Net cash (used in) operating activities	(5,170)	(5,363)

Cash flows from investing activities:
Capital expenditures	(25,048)	(19,396)
Proceeds from asset dispositions	429	134
Insurance recoveries for replacement assets	841	282
Asset acquisitions, primarily intangibles)	(745)	(3,351)

Net cash used in investing activities	(24,523)	(22,331)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,549)	(917)
Proceeds from revolving line of credit	223,703	162,471
Payments on revolving line of credit	(176,571)	(133,614)
Excess tax benefits from stock-based compensation	(8)	59
Proceeds from exercise of stock options and issuances under employee stock purchase plan	467	1,416
Repurchase of treasury shares	(4,371)	—
Cash dividends paid	(2,406)	(2,396)

Net cash provided by financing activities	39,265	27,019

Increase (decrease) in cash and cash equivalents	9,572	(675)
Beginning of period cash and cash equivalents	2,475	3,145

End of period cash and cash equivalents	$12,047	$2,470

Supplemental disclosures of cash flow information:
Interest paid	$879	$465

Income taxes paid	$18,200	$16,781

Non-cash investing and financial activities:
Assets acquired with term loan	$6,065	$100

Common stock issued for purchase of capital assets	$1,173	$—

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Fred’s and its subsidiaries (“We”, “Our”, “Us” or “Company”) operate, as of November 3, 2007, 708 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 294 of the stores have full service pharmacies.
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
The results of operations for the thirty-nine week period ended November 3, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.
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
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159, if any, on our Consolidated Financial Statements and expect to complete this evaluation in 2008.
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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company adopted FIN 48-1 as of February 4, 2007 and is now required to apply the guidance provided in FSP Fin 48-1. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.
In June 2007, the Emerging Issues Task Force (EITF) of the FASB ratified their consensus position 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early application of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company is in the process of determining the effect, if any, that the adoption of EITF 06-11 will have on its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FAS 141 (R) will have on its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FASB No. 160 will have on its results of operations or financial position.
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
Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $33.3 million and $36.4 million at November 3, 2007 and February 3, 2007, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $15.6 million at November 3, 2007 and $13.8 million at February 3, 2007.
The Company has historically included an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by Generally Accepted Accounting Principles. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter which ended August 4, 2007, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the past few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of expenses and inbound freight included in merchandise inventory as of the end of the third quarter is $25.4 million, with the corresponding amount of $19.8 million at February 3, 2007.

NOTE 4: EQUITY INCENTIVE PLANS
The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”,(“SFAS No. 123(R)”). Under SFAS No. 123(R) stock-based compensation expense, is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R).
A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stock option expense	$280	$310	$1,019	$1,020
Restricted stock expense	140	120	414	342
ESPP expense	52	69	156	223

Total stock-based compensation	472	499	1,589	1,585

Income tax benefit on stock-based compensation	56	49	224	143
The fair value of each option granted during the thirteen week and thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stock Options
Expected volatility	42.9%	40.9%	42.8%	41.4%
Risk-free interest rate	4.1%	4.7%	4.1%	4.8%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	0.40%	0.36%	0.40%	0.35%

Weighted average fair value at grant date	$4.56	$6.00	$4.68	$6.02

Employee Stock Purchase Plan
Expected volatility	37.1%	40.3%	37.4%	38.2%
Risk-free interest rate	4.7%	4.8%	4.7%	4.8%
Expected option life (in years)	0.75	0.75	0.5	0.5
Expected dividend yield	0.45%	0.39%	0.30%	0.26%

Weighted average fair value at grant date	$3.50	$4.62	$3.17	$4.09
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
     Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 49,749 shares issued during the thirty-nine weeks ended November 3, 2007. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of November 3, 2007, there were 1,245,492 shares available.

Stock Options
The following table summarizes stock option activity during the thirty-nine weeks ended November 3, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	270,552	$10.97
Forfeited / Cancelled	(119,915)	$18.09
Exercised	—

Outstanding at November 3, 2007	1,253,701	$15.36	4.9	$0

Exercisable at November 3, 2007	405,118	$17.15	3.1	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $10.03 on the last trading day of the period ended November 3, 2007 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of November 3, 2007, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $2.18 million, which is expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of options vested during the thirty-nine weeks ended November 3, 2007 was $.98 million.
Restricted Stock
The following table summarizes restricted stock activity during the thirty-nine weeks ended November 3, 2007:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	81,176	$10.47
Forfeited / Cancelled	(3,100)	$14.47
Vested	(8,779)	$16.55

Non-vested Restricted Stock at November 3, 2007	299,148	$13.81
The aggregate pre-tax intrinsic value of restricted stock outstanding as of November 3, 2007 is $3.0 million with a weighted average remaining contractual life of 6.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 6.2 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended November 3, 2007 was $.14 million.

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

	November 3,	February 3,
	2007	2007
	(unaudited)
Building and building improvements	$86,396	$76,623
Furniture, fixtures and equipment	227,070	216,448
Leasehold improvements	49,312	45,097
Automobiles and vehicles	6,518	6,429
Airplane	4,697	4,697

	373,993	349,294
Less: Accumulated Depreciation and Amortization	(232,762)	(215,879)

	141,231	133,415
Construction in Progress	2,788	353
Land	6,122	4,263

Total Property and Equipment, at depreciated cost	$150,141	$138,031

During the second quarter of fiscal 2007, the Company acquired the land and buildings, occupied by three Fred’s stores which we had previously leased. In consideration for the three properties, the Company paid cash of $.425 million, issued 32,578 shares of our common stock valued at $.432 million and assumed current debt of $.836 million and long term debt of $.611 million. The long term debt has a fixed interest rate of 6.90% and matures on February 1, 2015.
During the third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by ten Fred’s stores which we had previously leased. In consideration for the ten properties, the Company paid cash of $3.992 million, issued 70,475 shares of our common stock valued at $.741 million and assumed current debt of $.135 million and long term debt of $4.483 million. The long term debt has fixed interest rates ranging from 6.31% to 7.40%. The total long term debt related to these properties matures as follows:

(Dollars in Thousands)		Payments due by period
Contractual obligations	Total	< 1 yr	2-3 yrs	3-5 yrs	> 5 yrs

Term debt	$5,094	$163	$840	$1,437	$2,654
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
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income taxes ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. During the first nine months of 2007, our FIN 48 reserve decreased by $0.4 million, including $0.1 million of accrued interest and our FIN 48 reserve increased by $0.2 million, including $0.1 million of accrued interest. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense.
The Company had approximately $7.8 million of unrecognized tax benefits as of November 3, 2007. If recognized, approximately $5.7 million of the unrecognized tax benefits would affect the Company’s effective income tax rate.
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
The Company also recorded approximately $0.9 million in selling, general and administrative expense in the consolidated statements of income for the year ended February 3, 2007 to reflect impairment charges for furniture and fixtures and leasehold improvements relating to the planned store closures mentioned above. Liability balances related to activities discussed above for stores closed during the first nine months ended November 3, 2007 are as follows (in millions):

			Reversal for stores
	Beginning	Utilized during	not closed during	Ending
	Balance	first 9 months	first 9 months	Balance
	February 3, 2007	2007	2007	November 3, 2007

Inventory markdowns for discontinuance of boys & girls apparel	$1.2	$0.9	$—	$0.3
Inventory markdowns for planned store closings	0.9	0.8	0.1	—
Asset impairment for planned store closings	0.9	0.9	—	—

	$3.0	$2.6	$0.1	$0.3

During the current year, the Company has incurred or expects to incur the following pretax costs associated with said store closings (in millions):

	Estimated	Incurred in
	Total	2007	Remaining

Lease contract termination costs	$1.7	$1.6	$0.1

Total	$1.7	$1.6	$0.1

The Company has closed 19 store locations during the course of 2007 and does not plan any additional closures during the remainder of the fiscal year.
NOTE 8: Accumulated other comprehensive income

	Thirty-nine Weeks Ended		Year Ended
Accumulated Other Comprehensive Income	November 3,	October 28,	February 3,
(in thousands)	2007	2006	2007

Accumulated other comprehensive income	$1,083	$0	$0
Adjustment to initially apply SFAS No. 158 (net of tax)			1,083
Amortization of postretirement benefit	(48)	0

Ending balance	$1,035	$0	$1,083

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or–under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The activity within accumulated other comprehensive income in the first nine months of 2007 represents the amortization of prior service cost and net actuarial gains and losses through net periodic benefit cost.
NOTE 9: Related party transaction
During the quarter ended November 3, 2007, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company, purchased the land and buildings occupied by thirteen Fred’s stores. The terms and conditions regarding the leases on these locations remained unchanged. During the thirty-nine weeks ended November 3, 2007, the Company paid rent payments of $.161 million in connections with these leases.
Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
GENERAL
Executive Overview
During the first nine months of 2007, we continued our strategy of refreshing and revitalizing our stores and capitalizing on our 60 years of experience in the discount retail sector. Our Merchandise Refresher Program was completed during the third quarter. This program refreshes the look and feel of our stores with new paint and flooring, updated signage and the expansion and relocation of several departments. Additionally, our new branding and advertising campaign, which focuses on our 60 year history while emphasizing the new look and feel of Fred’s continued throughout the quarter. During the third quarter of 2007 we continued with two additional strategies mentioned last quarter to enhance our customers experience when visiting our stores. The first involves a new extensive market research program to determine customer preferences and expectations in a visit to a Fred’s store and the second involves a new site selection and real estate program to determine which locations best suit our customers.
The integration of the aforementioned strategies coupled with our unique store layout allows us to offer our customers all the attractive elements of a discount dollar store, drug store and mass merchant under one roof. By offering elements of all three types of businesses, we are able to provide our customers with a “ten minute Superstore” experience in a smaller, easier and more convenient store layout.

As discussed in our Form 10-K for the fiscal year ended February 3, 2007, we slowed our new store growth in the first nine months and will continue to do so through the remainder of the year. This slow down in growth, coupled with the closing of unproductive stores, should have a positive impact on the Company’s operating margin over time. In the first nine months of 2007, the Company opened 26 new stores and closed 19 stores. The majority of our new store openings were in Alabama, Texas, and Mississippi. We did not enter into any new states during the quarter. Additionally, we opened nine new pharmacies and closed four pharmacies during the first nine months of 2007. The Company expects to open 5 to 7 new stores and 1 to 3 new pharmacies during the remainder of fiscal 2007, netting growth in selling square footage in the range of 1% to 3% for the year.
The Company continued during the first nine months to see paybacks on productivity improvements and key technology initiatives. Some of these include continuing enhancement of our point of sale and radio frequency (RF) store systems, refinement and upgrades to our merchandise planning and allocation systems and process and productivity standards improvements in our distribution centers. Pharmacy system improvements that enhance customer service also continue to be a key initiative.
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
Other factors that will affect our Company performance in 2007 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Also, the Company experienced an initial negative impact in selling, general and administrative expenses from the recent raising of the Federal minimum wage; however, the increase should be a positive factor over time because it will directly impact the disposable income of our primary customer base. Additionally, inflated oil and gas prices continue to have a negative impact on our business in terms of reducing our customer’s disposable income, as well as increasing the cost of our petroleum based products.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The only material change in critical accounting policies during the thirty-nine weeks ended November 3, 2007, was the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109, which is discussed in detail in Note 6 of the financial statements included elsewhere in this document.
The only material change in estimate during the thirty-nine weeks ended November 3, 2007, which occurred during the second quarter which ended August 4, 2007, was the addition of certain Merchandise Planning, Information Technology and Human Resource costs to the calculation used to estimate the costs capitalized as part of merchandise inventory. Previously, these costs have not been included in the calculation used to estimate the costs capitalized as part of merchandise inventory and the Company believes that their inclusion provides a more complete and comprehensive merchandise inventory value. This change is discussed in more detail in Note 3 of the financial statements included elsewhere in this document.
RESULTS OF OPERATIONS
Thirteen Weeks Ended November 3, 2007 and October 28, 2006
Net sales increased to $419.9 million in 2007 from $407.9 million in 2006, an increase of $12.0 million or 2.9%. The increase was attributable to comparable store sales increases of 1.1% ($4.5 million) and sales by stores not yet included as comparable stores ($7.4 million). Sales to franchisees increased $.1 million in 2007 compared to the same quarter last year. The sales mix for the period was 33.9% Pharmaceuticals, 22.4% Household Goods, 9.2% Apparel and Linens, 14.8% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.3% Franchise. This compares with 34.0% Pharmaceuticals, 20.6% Household Goods, 12.1% Apparel and Linens, 13.4% Food and Tobacco, 8.4% Health and Beauty Aids, 9.2% Paper and Cleaning Supplies, and 2.3% Franchise for the same period last year.
Gross profit increased to 29.7% of sales in 2007 compared with 29.3% of sales in the prior-year period. The improvement is primarily a result of pharmacy department margin benefits gained through the shift of branded drugs to generics, which have a lower selling price but a larger profit margin.
Selling, general and administrative expenses increased to $117.7 million in 2007 from $110.2 million in 2006. The increase in the quarter is primarily attributed to the costs of the merchandise refresher program in the stores (.15%), higher utilities (.15%), additional advertising expense due to the timing of ad circulars (.50%), and higher legal and professional cost (.20%) during the quarter. As a percentage of sales, expenses increased to 28.0% of sales compared to 27.0% of sales last year.
For the third quarter of 2007, the Company incurred net interest expense of $0.4 million as compared to net interest expense of $0.3 million in the same period last year.
For the third quarter of 2007, the effective income tax rate was 32.6%, as compared to 34.0% in the third quarter of last year. The decrease in the tax rate in the third quarter resulted primarily from the post-implementation effect of FIN 48, “Accounting for Uncertainty in Income Taxes” due to statue of limitations expirations in the quarter.
Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006
Net sales increased to $1.287 billion in 2007 from $1.232 billion in 2006, an increase of $55.0 million or 4.5%. The increase was attributable to comparable store sales increases of 1.2% ($14.8 million) and sales by stores not yet included as comparable stores ($39.4 million). Sales to franchisees increased $0.8 million in 2007. The sales mix for the period was 33.2% Pharmaceuticals, 23.1% Household Goods, 14.4% Food and Tobacco, 9.9% Apparel and Linens, 9.1% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise. This compares with 33.1% Pharmaceuticals, 21.8% Household Goods, 12.6% Apparel and

Linens, 13.2% Food and Tobacco, 8.9 % Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.2% Franchise for the same period last year.
For the thirty-nine weeks ended November 3, 2007, we opened 26 new stores and 9 new pharmacies and we closed 19 stores and 4 pharmacies.
Gross profit increased to 29.0% of sales in 2007 compared with 28.8% of sales in the prior-year period. Gross profit margin for the first nine months was favorably affected by the same factor as listed for the third quarter.
Selling, general and administrative expenses increased to $349.4 million in 2007 from $327.8 million in 2006. As a percentage of sales, expenses increased to 27.1% of sales compared to 26.6% of sales last year. The increase in expenses as a percent to sales results primarily from additional costs in the stores merchandise refresher program, higher utilities and advertising.
For the first nine months of 2007, we incurred net interest expense of $0.5 million which was the same as in the prior year.
For the first nine months of 2007, the effective income tax rate was 35.9%, compared with 32.6% for last year. The increase in the rate resulted primarily from the impact of FIN 48 and state income taxes. We anticipate the tax rate for the remainder of 2007 to be in the 36% to 38% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash used in operating activities totaled $5.2 million during the thirty-nine week period ended November 3, 2007. Cash was primarily used to increase inventories by approximately $84.7 million in the first nine months of 2007. This increase was primarily attributable to 26 new stores and increases in our basic product inventories to improve in-stock positions, and to provide additional inventory levels for the Christmas season. Accounts payable and accrued expenses increased by approximately $45.3 million due to the reasons mentioned above.
Cash used in investing activities totaled $24.5 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($11.8 million), acquisition of previously leased land and buildings ($4.4 million), expenditures related to the Store Refresher Program ($7.3 million) and technology and other corporate expenditures ($1.5 million). The Company also assumed debt of $6.1 million and issued $1.2 million in common stock for the acquisition of store real estate. During the first nine months of 2007, we opened 26 stores, closed 19 stores, opened 9 pharmacies, and closed 4 pharmacies. We expect to open approximately 32 to 34 stores for the year. In 2007, the Company is planning capital expenditures totaling approximately $43.6 million. Expenditures are planned totaling approximately $24.7 million for upgrades, remodels, or new stores and pharmacies; $11.7 million for acquisition of previously leased land and buildings, $5.2 million for technology upgrades $2.0 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.6 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2007 will be approximately $29 million.
Cash provided by financing activities totaled $39.3 million and included $47.1 million of net borrowings under the Company’s revolving credit agreement for inventory and capital expenditure needs and $4.4 million to purchase treasury stock. There were $49.3 million in borrowings against our revolving line of credit outstanding at November 3, 2007 and $2.2 million in borrowings against our revolving line of credit outstanding at February 3, 2007.
On October 30, 2007, the Company and Regions Bank entered into an Eighth Loan Modification to Credit Agreement (Restated) and Promissory Note of the Revolving Loan and Credit Agreement to provide an increase in the credit line from $50 million to $75 million.

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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of November 3, 2007. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.
CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports, subject to the effectiveness of the Company’s internal control over financial reporting. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.
     (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is party to several pending legal proceedings and claims arising in the normal course of business including those mentioned in Part I “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no material developments in those proceeding claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the third quarter of 2007, we sold in a private placement an aggregate of 70,475 shares of our Class A common stock to Summit Properties, LLC (“Summit”) pursuant to the exemptions from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. The shares were issued in connection with our acquisition of the membership interests of certain Limited Liability Companies and related real estate rights. The shares have subsequently been registered under the Act. We will not receive any proceeds from the resale of these shares.
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
Issuer Purchases of Securities:
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the Company during the third quarter of fiscal 2007 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plan or	the Plans or
	Shares Purchased	Per Share	Programs	Programs
August 29, 2007 – September 10, 2007	—	$—	—	4,000
September 11, 2007 – October 3, 2007	190.1	$10.25	190.1	3,810
October 4, 2007 – November 3, 2007	236.4	$10.24	236.4	3,574

Total	426.5	$10.25	426.5
Item 6. Exhibits
     Exhibits:
10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
Date: December 13, 2007	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: December 13, 2007	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer