Form 10-K
period 2008-02-02
FREDS INC
filed 2008-04-17
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑
Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 3, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $388 million. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of greater than 10% of the registrant’s common stock are the “affiliates” of the registrant.
As of April 11, 2008, there were 39,913,687 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of April 11, 2008, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2008 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated herein by reference.
With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.
FORM 10-K

PART I

ITEM 1. — Business
ITEM 1A — Risk Factors
ITEM 1B — Unresolved Staff Comments
ITEM 2. — Properties
ITEM 3. — Legal Proceedings
ITEM 4. — Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6. — Selected Financial Data
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. — Quantitative and Qualitative Disclosure about Market Risk
ITEM 8. — Financial Statements and Supplementary Data
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. — Controls and Procedures
ITEM 9B. — Other Information

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance
ITEM 11. — Executive Compensation
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. — Certain Relationships and Related Transactions, and Director Independence
ITEM 14. — Principal Accounting Fees and Services

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX

EX-31 Certification of Chief Executive Officer and Chief Financial Officer)
EX-32 (Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350)
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF BDO SEIDMAN, LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

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
PART I
ITEM 1: Business
General
Fred’s, founded in 1947, operates 692 (as of February 2, 2008) discount general merchandise stores in fifteen states primarily in the southeastern United States. Fred’s stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 65% of Fred’s stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 296 of the Company’s stores (as of February 2, 2008). The Company also markets goods and services to 24 franchised “Fred’s” stores. The Company is headquartered in Memphis, Tennessee.
Fred’s stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred’s” label products and lower priced off-brand products. Fred’s management believes its customers shop Fred’s stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. Fred’s stores have average selling space of 15,239 square feet and had average sales of $2,625,000 in fiscal 2007. No single store accounted for more than 1.0% of net sales during fiscal 2007.
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
Wide variety of frequently purchased, basic merchandise — Fred’s combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, and the inclusion of pharmacies in many of its stores.
Discount prices — The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while minimizing the Company’s reliance on promotional activities. As part of this strategy, Fred’s maintains low opening price points and competitive prices on key products across all departments, and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.
Convenient shopper-friendly environment — Fred’s stores are typically located in convenient shopping and/or residential areas. Approximately 37% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred’s stores are of a manageable size and have an understandable store layout, and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of its stores, we provide a full selection of merchandise to our customer.
Expansion Strategy — The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area.
Fred’s opened 35 stores and closed 20 stores in 2007. The majority of new stores opened in 2007 were located in Mississippi, Georgia, Texas, South Carolina and North Carolina. The Company’s new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $575,000 for inventory, furniture, fixtures, equipment and leasehold improvements.
In 2007, the Company added 11 new pharmacies and closed 4 pharmacies. Approximately 43% of Fred’s stores as of February 2, 2008 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to Fred’s, thereby providing continuity in the pharmacist-patient relationship.
In 2008, the Company plans to take a more conservative expansion approach and intends to open approximately 18 stores and 10 to 15 pharmacies. Additionally, the Company plans to increase the number of store closings when compared to historic patterns. A complete discussion of this strategic plan was released to the public on February 6, 2008 and is contained herein in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2007	2006	2005	2004	2003

Stores open at beginning of period	677	621	563	488	414
Stores opened/acquired during period	35	59	65	81	79
Stores closed during period	(20)	(3)	(7)	(6)	(5)

Stores open at end of period	692	677	621	563	488

Number of stores with pharmacies at end of period	296	289	275	258	241

Square feet of selling space at end of period (in thousands)	10,215	9,946	9,091	8,270	7,134

Average square feet of selling space per store	15,239	15,290	15,269	15,267	15,166

Franchise stores at end of period	24	24	24	25	26

Fred’s “Xpress” Designation: The term “Xpress” is given to a location that is intended to transition to a typical Fred’s store. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell only pharmaceuticals and other health and beauty related items. Xpress locations usually originate from an acquisition and are in a location that is not suitable for the typical layout of a Fred’s store. Therefore, the new store location is given the Xpress designation, and is marked for conversion to a typical Fred’s store once a suitable location can be obtained. The Xpress designation is not a business strategy or a new line of business. It is simply a way of describing a small number of atypical stores in our chain that are awaiting conversion to a typical larger Fred’s store layout. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.
Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. At any given time the Company has approximately 25 stores that are designated as Xpress locations. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2007, 2006, and 2005 were 2.7%, 3.1%, and 2.7%, respectively, and gross profit, as a percentage of total gross profit for the same time period was 2.4%, 2.3%, and 2.0%, respectively.
Merchandising and Marketing
The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates.
Management believes that Fred’s has a distinctive niche in that it offers a wider variety of merchandise at a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in high traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. Management believes that its knowledge of regional and local consumer preferences, developed over its 61 year history, enables the Company to compete very effectively in its region.
Purchasing
The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the Executive Vice President and General Merchandise Manager through three Divisional Senior Vice Presidents of Merchandising who are supported by a staff of 22 buyers and assistants. The buyers and assistants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The merchandising department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The merchandising department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions.
The Company purchased approximately 13% in 2007, 12% in 2006 and 11% in 2005 of the Company’s warehouse purchases from Procter and Gamble. The Company believes that adequate alternative sources of products are available for these categories of merchandise.
During 2007, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2007, 2006, and 2005 approximately 36%, 37%, and 36%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.
Excluding the purchases made from our pharmaceutical supplier and those made from Proctor and Gamble mentioned previously, no other supplier accounted for more than 3% of the Company’s total purchases for the years 2007, 2006, and 2005.
Sales Mix
The Company’s sales, which occur through Company owned stores and to franchised Fred’s stores, constitute a single reportable operating segment.
The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Pharmaceuticals	32.2%	31.9%	31.3%
Household Goods	24.8%	24.7%	24.8%
Apparel and Linens	9.9%	11.7%	12.7%
Food and Tobacco Products	14.2%	13.0%	12.5%
Health and Beauty Aids	8.0%	8.0%	8.0%
Paper and Cleaning Supplies	8.8%	8.6%	8.5%
Sales to Franchised Fred’s Stores	2.1%	2.1%	2.2%

Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2007, the average customer transaction size for comparable stores was approximately $18.75, and the number of customer transactions totaled approximately 88 million. The average transaction size was approximately $18.57 in 2006 and $17.91 in 2005.
Our private label program includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 3% of total sales for the years 2007, 2006, and 2005. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2008 strategic plan, we intend to expand our private label program. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The Company sells merchandise to its 24 franchised “Fred’s” stores. These sales during the last three years totaled approximately $37.3 million in 2007, $36.5 million in 2006, and $34.8 million in 2005. Franchise and other fees earned totaled approximately $2.0 million in 2007, $2.0 million in 2006, and $1.9 million in 2005. These fees represent a reimbursement for use of the Fred’s name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network, and therefore, expects that this category will continue to decrease as a percentage of the Company’s total revenues.
Advertising and Promotions
Net advertising and promotion costs represented approximately 1.5% of net sales in 2007 and 2006, and 1.4% in 2005. The Company uses direct mail, television, radio and 14 major newspaper-advertising circulars, one at the first of each month and two during the Christmas season. The Company utilizes 20 page full-color circulars coordinated by an internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.
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

Store Operations
All Fred’s stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (other than the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each Fred’s store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company’s 42 district managers and 5 Regional Vice Presidents supervise the management and operation of Fred’s stores.
Fred’s operates 296 pharmacies (as of February 2, 2008), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the pharmacy department, in addition to the 41 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.
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
Inventory Control and Distribution
Inventory Control
The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. The Merchandising arm of the system uses the data received from the stores to provide integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. The Company conducts annual inventory counts at all Fred’s stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to insure replenishment accuracy.
Distribution
The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee that services 370 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 346 stores (see “Properties” below). Approximately 49% of the merchandise received by Fred’s stores in 2007 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts through out the year to insure accuracy within the Warehouse Management System.
Seasonality
Our business is somewhat seasonal in that the Company’s sales volume is heavier around the 1st of the calendar month. Many of the customers who shop at Fred’s stores rely on government aid, social security, and other means that are typically paid at the 1st of the month. These governmental payment cycles coupled with the distribution of our newspaper-advertising circular are major factors in concentrating sales earlier in the calendar month. Generally, the highest volume of sales and net income occur in the fourth fiscal quarter, coincident with the holiday shopping season. The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter. All of the quarters below are comprised of 13 weeks except for the 4th quarter of fiscal 2006 which is comprised of 14 weeks due to the 53 week year ending February 3, 2007.

	1st	2nd	3rd	4th
For the year ended:	Quarter	Quarter	Quarter	Quarter
February 2, 2008
Net sales	24.8%	23.8%	23.6%	27.8%
Gross profit	25.9%	24.8%	25.5%	23.8%
Operating profit (loss) *	67.8%	34.6%	43.7%	-46.1%
Net income (loss) *	69.4%	28.5%	43.0%	-40.9%

February 3, 2007
Net sales	24.0%	23.4%	23.5%	29.1%
Gross profit	24.2%	23.3%	24.1%	28.4%
Operating profit	27.0%	15.2%	22.7%	35.1%
Net income	27.3%	16.1%	22.3%	34.3%

January 28, 2006
Net sales	24.1%	23.5%	23.7%	28.7%
Gross profit	24.3%	23.4%	24.3%	28.0%
Operating profit	25.4%	13.7%	24.6%	36.3%
Net income	25.8%	13.3%	24.2%	36.7%

*	Results for 2007 include certain charges for the planned closing of 75 stores (see Item 7 “Exit and disposal activities” section) and implementations of FIN 48.
Employees
At February 2, 2008, the Company had approximately 10,150 full-time and part-time employees, comprised of 1,020 corporate and distribution center employees and 9,130 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by the UNITE-HERE union pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2005. The Company believes that it continues to have good relations with all of its employees.
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
GOVERNMENT REGULATION
As a publicly traded Company, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations promulgated by the SEC, as well as the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2007, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.
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
The Company typically realizes a significant portion of its net sales and net income during the Christmas selling season in the fourth quarter.  Our inventories and short-term borrowings increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms.  If for any reason our fourth quarter results were substantially below expectations, the Company’s profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.
The Company operates in a competitive industry.
The Company is in a highly competitive sector of the discount retail merchandise business.  This competitive environment subjects the Company to the risk of reduced profitability because of lower prices, and lower margins, required to maintain the Company’s competitive position.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores, some of whom may have greater resources than the Company. This competitive environment subjects the Company to various risks, including the ability to continue to provide competitively priced merchandise to our customers that will allow the Company to maintain profitability and continue its store growth. Some of the Company’s competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and the Company’s results of operations could be adversely affected if the Company does not respond effectively to these efforts.
Changes in third-party reimbursements, including government programs, could adversely affect our business.
A significant portion of the Company’s sales is funded by federal and state governments and private insurance plans. For the years ended February 2, 2008 and February 3, 2007, approximately 32% of our sales were derived from pharmaceutical sales. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.
Changes in consumer demand and product mix; and changes in overall economic conditions could adversely affect our business.
Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels, rising foreclosure rates, rising fuel prices, or changes in government aid, social security, and other means that many of our customers rely upon may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products. The Company might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and gross profit performance. In addition, continued increases in fuel and energy costs would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.
Natural disasters or unusually adverse weather conditions could affect our business.
Unusually adverse weather conditions, natural disasters or similar disruptions, could significantly reduce the Company’s net sales.  In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers. A number of our stores are located in areas that are susceptible to hurricanes and tornados.
Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.
The Company has maintained good relations with its vendors and believes that it is generally able to obtain attractive pricing and other terms from vendors. We purchase a significant portion of our inventory from foreign suppliers, principally in the Far East. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to or duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of these goods is affected by the fluctuation of the local currencies where these goods are produced against the dollar. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. The Company purchases a significant amount of goods from Proctor and Gamble and several large import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact the Company’s operations and results.
Delays and costs of operating new stores and distribution facilities could have an adverse impact on our business.
The Company maintains two distribution facilities in its geographic territory, and plans on constructing new facilities as needed to support its growth. One of our key business strategies is to expand our base of retail stores. The Company plans on expanding and refreshing its network of stores through opening new stores and remodeling existing stores each year.  Delays in opening stores or delays in opening distribution facilities to service those new stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth.  Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, fuel and transportation, and other operating costs, could have an adverse impact on the Company.
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
Use of a single supplier of pharmaceutical products and our ability to negotiate satisfactory terms could adversely affect our business.
The Company has a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, changes in terms, or an industry-wide change in wholesale business practices, including those of our supplier, could have a material adverse effect on the Company’s operations.

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
The Company is party to a variety of legal proceedings and claims, including those described elsewhere in this Report.  Operating results for the Company could be adversely impacted if legal proceedings and claims against the Company are made, requiring the payment of cash in connection with those proceedings or changes to the operation of the business.
Our ability to achieve the results of our strategic plan initiatives.
On February 6, 2008, the Company announced a strategic plan to improve profitability and operating margin by closing 75 under-performing stores, which is discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. The estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from the strategic plan.
Increases in our insurance-related costs could significantly affect our business.
The costs of many types of insurance and self-insurance, especially workers’ compensation, employee health care and others, have been increasing in recent years due to rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. Our pharmacy departments are also exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. We also sell a variety of products that we purchase from a large number of suppliers, including some who operate in foreign countries, which could become subject to contamination, product tampering, mislabeling or other damage. While we maintain reasonable quality assurance practices, no program can provide complete assurance that a product liability issue will not arise. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse affect on our business. If our insurance-related costs increase significantly, or we are unable to renew our insurance policies or protect against all the business risks facing us, our financial position and results of operations could be adversely affected.
ITEM 1B: UNRESOLVED STAFF COMMENTS
     None.
ITEM 2: Properties
As of February 2, 2008, the geographical distribution of the Company’s 692 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	124
Mississippi	103
Tennessee	96
Alabama	90
Arkansas	69
South Carolina	55
Louisiana	43
North Carolina	34
Texas	27
Florida	22
Kentucky	10
Missouri	9
Illinois	7
Indiana	1
Oklahoma	2

Total stores:	692

The Company owns the real estate and the buildings for 67 locations (6 of which are closed), and owns the buildings at six locations which are subject to ground leases. The Company leases the remaining 631 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Four hundred and thirty-nine of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.
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
ITEM 3: Legal Proceedings
In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. Fred’s Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and court cost. In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant manager’s information about their rights to opt-in to the lawsuit. After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA. Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case. The cut off date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007.
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company is and will continue to vigorously defend these actions in this matter. Discovery is ongoing and data continues to be reviewed. Following the close of the discovery period in this case, the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a decertification and other motions.
In addition to the matter described above, the Company is party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energies of our management or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
ITEM 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2008.
PART II
ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2007 and fiscal 2006.

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter
High	$15.74	$15.00	$12.49	$11.07
Low	$13.12	$11.40	$9.71	$7.71
Dividends	$0.02	$0.02	$0.02	$0.02

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
High	$16.40	$15.32	$15.00	$13.74
Low	$12.37	$12.75	$11.45	$11.30
Dividends	$0.02	$0.02	$0.02	$0.02
The Company’s stock price at the close of the market on April 11, 2008, was $9.88. There were approximately 21,000 shareholders of record of the Company’s common stock as of April 11, 2008. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.
Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 2, 2008, is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,216,451	$15.40	2,057,344
Equity compensation plans not approved by security holders	0	not applicable	0

Total	1,216,451	$15.40	2,057,344

Recent Sales of Unregistered Equity Securities and Use of Proceeds.
During the second and third quarter of fiscal 2007, we sold in a private placement an aggregate of 103,053 shares of our Class A common stock to Summit Properties, LLC (“Summit”) pursuant to the exemptions from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. The shares were issued in connection with our acquisition of the membership interests of certain Limited Liability Companies and related real estate rights. The shares have subsequently been registered under the Act. We will not receive any proceeds from the resale of these shares.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended February 2, 2008(amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

			Total Number of Shares	Maximum Number
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Purchased	Paid Per Share	Plan or Programs	the Plans or Programs
August 27, 2007 – September 10, 2007	—	$—	—	4,000.0
September 11, 2007 – October 3, 2007	190.1	$10.25	190.1	3,809.9

October 4, 2007 – November 3, 2007	236.4	$10.24	236.4	3,573.5

November 4, 2007 – February 2, 2008	—	$—	—	3,573.5

Total	426.5	$10.25	426.5

ITEM 6: Selected Financial Data
Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures (Item 1).
(dollars in thousands, except per share amounts)

	2007[6]	20063 & 5	2005	2004	2003
Statement of Income Data:
Net sales	$1,780,923	$1,767,239	$1,589,342	$1,441,781	$1,302,650

Operating income	16,457	40,949	40,081	39,426	49,100

Income before income taxes	15,664	40,213	39,255	38,633	48,702

Provision for income taxes	4,946	13,467	13,161	10,681	15,907

Net income	10,718	26,746	26,094	27,952	32,795

Net income per share:[1]
Basic	.27	.67	.66	.71	.85
Diluted	.27	.67	.66	.71	.83
Cash dividend declared per share[1]	.08	.08	.08	.08	.08

Selected Operating Data:

Operating income as a percentage of sales	0.9%	2.3%	2.5%	2.7%	3.8%

Increase in comparable store sales[2]	0.3%[7]	2.4%[4]	1.2%	2.2%	5.7%
Stores open at end of period	692	677	621	563	488

Balance Sheet Data (at period end):

Total assets	$550,572	$515,709	$498,141	$465,224	$408,793
Short-term debt (including capital leases)	285	737	1,053	684	743

Long-term debt (including capital leases)	35,653	2,331	6,815	24,212	7,289

Shareholders’ equity	372,059	369,268	339,595	314,546	286,350

[1]	Adjusted for the 3-for-2 stock split effected on July 1, 2003.

[2]	A store is first included in the comparable store sales calculation after the end of the twelfth-month following the store’s grand opening month. (See additional information regarding calculation of comparable store sales in Item 7 “Results of Operations” section.)

[3]	Results for 2006 include 53 weeks.

[4]	The increase in comparable store sales for 2006 is computed on the same 53-week period for 2005.

[5]	Results for 2006 include the implementation of FAS 123 (R).

[6]	Results for 2007 include certain charges for the planned closing of 75 stores, (see Item 7 “Exit and disposal activities” section) and implementation of FIN 48.

[7]	The comparable store sales for 2007 is computed on a 52-week period.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Accounting Periods
The following information contains references to years 2007, 2006, and 2005, which represent fiscal years ended February 2, 2008 (which was a 52-week accounting period), February 3, 2007 (which was a 53-week accounting period), and January 28, 2006 (which was a 52-week accounting period). This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.
Executive Summary
In 2007, we continued our strategy of refreshing and revitalizing our stores and capitalizing on our over 60 years of experience in the discount retail sector. Our Merchandise Refresher Program was completed during the third quarter of 2007. This program refreshed the look and feel of our stores with new paint and flooring, updated signage and the expansion and relocation of several departments. Additionally, our new branding and advertising campaign, which focuses on our over 60 year history while emphasizing the new look and feel of Fred’s continued to be a key strategy as the year drew to a close. Two additional strategies that will be key to our success in 2008 continued to be focal points in the second half of 2007. The first involves an extensive market research program to determine customer preferences and expectations when visiting a Fred’s store and the second involves a new site selection and real estate program to determine which locations best suit our customers. Another key element of our strategic plan that began to unfold in the latter part of 2007 was the introduction of new leadership, as well as an internal realignment of existing leadership. Continuing enhancements to or changes in our leadership team will also be focal points in 2008.
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
The Company continued during the year to see paybacks on productivity improvements and key technology initiatives. Some of these include continuing enhancement of our point of sale and radio frequency (RF) store systems, refinement and upgrades to our merchandise planning and allocation systems and process and productivity standards improvements in our distribution centers.
As discussed in our Form 10-K for the fiscal year ended February 3, 2007, we slowed our new store growth during the year. This slow down in growth, coupled with the closing of unproductive stores, should have a positive impact on the Company’s operating margin over time. In 2007, the Company opened 35 new stores and closed 20 stores. The majority of our new store openings were in Mississippi, Georgia, Texas and North and South Carolina. We did not enter into any new states during the year. Additionally, we opened eleven new pharmacies and closed four pharmacies throughout the course of the year.
During 2008, the Company will continue with its strategy of slowing growth and closing underperforming stores. Pursuant to this strategy, Fred’s expects to open 18 new stores and 15 new pharmacies while closing 75 underperforming stores and 22 pharmacies. By closing underperforming locations, the Company intends to improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan.
Also in 2008, we will focus on building our private label line of products which should build and solidify customer loyalty while simultaneously increasing gross margin. We are currently developing additional private label brand names that we believe the customer will find appealing and will become synonymous with Fred’s promise to deliver quality products at low prices.

Our Battleship Store Program which was developed late in 2007 will be operational in early 2008 and is intended to sharpen focus on our upper tier of profit producing stores. The intention of this program is to reward our customers with additional benefits such as expanded selections of products, one time or one of a kind type items, or special events such as treasure hunts or outdoor activities. Customer and employee appreciation are key tenants of the Battleship Program.
We will also continue in 2008 to focus on the 700 — 800 items we refer to as our “We Got It” items. These are consumable type items that we have promised, through our “We Got It” branding campaign, to always have on our shelves and available for our customers. We have implemented supply chain and distribution procedures to ensure that our “We Got It” pledge is fulfilled.
Over the course of 2008, we intend to continue with capital improvements in infrastructure, including new and existing store expansions and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades will be made in the areas of direct store delivery systems, stores POS systems, and pharmacy systems.
Key factors that will be critical to the Company’s future success include managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation, especially in regard to occupancy costs, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s expansion. Additionally, managing the store closing process effectively and efficiently will be a key factor in delivering projected benefits in 2008 and beyond.
Other factors that will affect Company performance in 2008 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Additionally, inflated oil and gas prices continue to have a negative impact on our business in terms of reducing our customer’s disposable income, as well as increasing the cost of our petroleum based products and increasing our transportation costs. We also believe that the current housing crisis is having an impact on the disposable income of our customers and will continue to do so well into 2008. Also, the Company will again experience an initial negative impact in selling, general and administrative expenses from the second year incremental raising of the Federal minimum wage; however, the increase should be a positive factor over time because it will directly impact the disposable income of our primary customer base. We also believe that the Economic Stimulus Package of 2008 and lower interest rates could be positive factors and may benefit our customers in the upcoming year.
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
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of February 2, 2008. Net sales include sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred’s name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2007, 2006, and 2005 was $2,008, $2,019, and $1,891, respectively.
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
In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by U.S. GAAP.
Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink) is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk that this estimate in the determination of the cost value of inventory.

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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $31.1 million, and $36.4 million at February 2, 2008 and February 3, 2007, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $15.4 million at February 2, 2008 and $13.8 million at February 3, 2007. The LIFO reserve increased by approximately $1.6 million, $1.6 million, and $2.5 million, during 2007, 2006, and 2005, respectively.
The Company has historically included an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by Generally Accepted Accounting Principles. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter which ended August 4, 2007, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the past few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of expenses and inbound freight included in merchandise inventory at February 2, 2008 is $21.9 million, with the corresponding amount of $19.8 million at February 3, 2007.
Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open or remodeled more than two years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.
Exit and disposal activities. During the year ended February 2, 2008, the Company recorded a below-cost inventory adjustment of approximately $10.0 million in cost of goods sold to value inventory at the lower of cost or market and a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in the upcoming fiscal year. The planned closures will take place during the first three quarters of the upcoming year and are the result of an in-depth study conducted by the Company of its operations over the last 10 quarters. The study revealed that Fred’s has a strong and healthy store base, and that by closing these 75 underperforming stores the Company will improve it’s cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. With the successful execution of this plan, the Company will become stronger and will be in a better position to respond to fluctuations in the economy and take advantage of opportunities to further improve our business.
Also during the year ended February 2, 2008, the Company utilized the $0.9 million reserve that was taken as a below-cost inventory adjustment and charged to cost of goods sold in the year ended February 3, 2007 for store closures that took place during the current year.
In addition, the Company completed its exit from the boys and girls apparel lines and as such utilized the reserve of $1.2 million that was taken as a below-cost inventory adjustment and charged to cost of goods sold in the year ended February 3, 2007.
The following table summarizes the current year balances and activity of the liabilities associated with the aforementioned exit and disposal activities:

	Beginning		Reversal for stores	Additional	Ending
	Balance	Utilized during	not closed during	Reserves Added	Balance
(in millions)	February 3, 2007	2007	2007	2007	February 2, 2008

Inventory markdowns for discontinuance of boys & girls apparel	$1.2	$1.2	$—	$—	$—
Inventory markdowns for planned store closings	0.9	0.8	0.1	10.0	10.0

Lease contract termination costs	0.1	1.1	—	1.6	0.6

	$2.2	$3.1	$0.1	$11.6	$10.6

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.
Associated with the store closings in the current year, the Company incurred $1.6 million in lease contract termination cost, which was charged to rent expense, and expects to incur $10.8 million in lease contract termination costs in association with the stores that are planned to be closed in the upcoming year.

Property and equipment and intangibles. Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and recorded in selling, general and administrative expenses. Improvements to leased premises are depreciated using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are depreciated over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following average estimated useful lives are generally applied:

	Estimated Useful Lives
Building and building improvements	8	-	30 years
Furniture, fixtures and equipment	3	-	10 years
Leasehold improvements	3	-	10 years or term of lease, if shorter
Automobiles and vehicles	3	-	5 years
Airplane			9 years
Assets under capital leases are depreciated in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
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
As of February 2, 2008, the Company had approximately 750 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within three months to longer-term arrangements that could last up to three years.
In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (“AICPA SOP 93-7”), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2007, 2006, and 2005, were $27.6 million, $27.4 million, and $22.3 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $1.5 million, $1.1 million, and $.5 million, for 2007, 2006, and 2005, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.2 million and $8.6 million on February 2, 2008 and February 3, 2007, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $38.3 million netted with reserve utilization of $38.7 million.
Income Taxes. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109. We adopted FIN 48 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income taxes ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. The Company increased the gross reserve for uncertain tax positions from $6.5 million to $7.3 million, a change of $0.8 million to disclose the gross liability rather than reflect the liability net of federal income tax benefit.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)
Balance at February 4, 2007	$7.3
Additions for tax position related to current year	1.5
Additions for tax position of prior years	.4
Reductions for tax position of prior years	(.8)
Settlements	—

Balance at February 2, 2008	$8.4

As of February 4, 2007, our liability for unrecognized tax benefits totaled $7.3 million, of which $0.5 million and $0.3 million were recognized as income tax benefit during the periods ending November 3, 2007 and February 2, 2008, respectively, as a result of a lapse in applicable statute of limitations. As of February 2, 2008, our liability for unrecognized tax benefits totaled $8.4 million and is recorded in our consolidated balance sheet with “Other Liabilities,” all of which, if recognized, would affect our effective tax rate.
FIN 48 further requires that interest required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. As of February 2, 2008, accrued interest and penalties related to our unrecognized tax benefits totaled $ 1.0 million and $ 0.4 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”
Stock-based compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
In November 2005, FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP FAS 123R-3”). Effective January 29, 2006, the Company elected to adopt the alternative transition method provided in FSP FAS 123R-3 for calculating the income tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

	2007	2006
Stock option expense	$1,312	$1,408
Restricted stock expense	591	512
ESPP expense	213	279

Total stock-based compensation	2,116	2,199

Income tax benefit on stock-based compensation	$340	$210

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
The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

			(Pro
			Forma)
	2007	2006	2005
Stock Options
Expected volatility	42.8%	41.4%	46.6%
Risk-free interest rate	4.1%	4.8%	4.3%
Expected option life (in years)	5.8	5.9	5.3
Expected dividend yield	0.4%	0.4%	0.5%
Weighted average fair value at grant date	$4.68	$6.01	$7.35

Employee Stock Purchase Plan
Expected volatility	37.2%	38.7%	41.4%
Risk-free interest rate	4.7%	4.8%	4.3%
Expected option life (in years)	0.63	0.63	0.5
Expected dividend yield	0.38%	0.3%	0.2%
Weighted average fair value at grant date	$3.31	$4.31	$3.37
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

	For the Year Ended
	February 2,	February 3,	January 28,
	2008(3)	2007(3)	2006
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold (1)	72.5	72.0	71.8

Gross profit	27.5	28.0	28.2
Selling, general and administrative expenses (2)	26.6	25.7	25.7

Operating income	0.9	2.3	2.5
interest expense, net	0.0	0.0	0.1

Income before taxes	0.9	2.3	2.4
Income taxes	0.3	0.8	0.8

Net income	0.6%	1.5%	1.6%

(1)	Cost of goods sold includes the cost of the product sold, along with all costs associated with inbound freight.

(2)	Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing, and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory.

(3)	Results for the year ended February 2, 2008 and February 3, 2007, include certain charges for the planned closing of 75 stores in 2008 and the 20 stores closed in 2007(See Item 7, “Exit and Disposal Activities” section).
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
Fiscal 2007 Compared to Fiscal 2006
Sales
Net sales increased 0.8% ($13.7 million) in 2007. Approximately $8.4 million of the increase was attributable to a net addition of 15 new stores, and a net addition of 7 pharmacies during 2007, together with the sales of 56 store locations and 14 pharmacies that were opened or upgraded during 2006 and contributed a full year of sales in 2007. During 2007, the Company closed 20 stores and 4 pharmacy locations. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 0.3% in 2007, which accounted for $ 5.3 million in sales. Comparable store sales for 2007 are computed excluding the effect of the extra week in 2006 due to the 53-week period.
The Company’s 2007 front store (non-pharmacy) sales increased approximately 0.3% over 2006 front store sales. Excluding week 53 sales the front store sales increased approximately 2.9% over 2006 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain categories such as food, beverages, paper and chemicals, tobacco, greeting cards, prepaid products, electronics, hardware, and pets.
Fred’s pharmacy sales were 32.2% of total sales in 2007 and 31.9% of total sales in 2006 and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, increased 1.6% over 2006, with third party prescription sales representing approximately 92% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy sales growth continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.
Sales to Fred’s 24 franchised locations increased approximately $0.8 million in 2007 and represented 2.1% of the Company’s total sales, the same as in 2006. The increase in sales to franchised locations results primarily from the sales volume increases experienced by the franchise locations during the year. It is anticipated that this category of business will continue to decline as a percentage of total Company sales since the Company has not added and does not intend to add any additional franchisees.
Gross Margin
Gross margin as a percentage of sales decreased to 27.5% in 2007 compared to 28.0% in 2006. The decrease in gross margin results primarily from the $10.0 million below-cost inventory adjustment associated with the planned closure of 75 under performing stores in 2008. An improvement in the pharmacy department’s gross margin due to a greater percentage of generic dispensing offset lower general merchandise margins in 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $445.2 million (25.0% of net sales) in 2007 compared to $424.9 million (24.0% of net sales) in 2006. The increase as a percent of net sales was from the recording of $4.6 million for asset impairments for the planned closure of 75 under performing stores (0.3%), increased payroll cost of $5.1 million (0.2%), increased property rents of $4.4 million (0.2%), higher utilities of $2.4 million (0.1%), and increased legal and professional cost of $2.2 million (0.1%). Depreciation and amortization expense was $28.6 million (1.6% of net sales) in 2007 compared to $29.1 million (1.6 % of net sales) for 2006.
Operating Income
Operating income decreased to $16.5 million in 2007 from $40.9 million in 2006. Operating income as a percentage of sales was 0.9% in 2007 down from 2.3% in 2006, due primarily to the above-mentioned decrease in gross margin and increase in selling, general and administrative expenses.
Interest Expense, Net
Net interest expense for 2007 totaled $.8 million or less than .1% of sales compared to $.7 million which was also less than .1% of sales in 2006.
Income Taxes
The effective income tax rate was 31.6% in 2007 compared to 33.5% in 2006, primarily as a result of various jobs tax credits.
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
State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $122.2 million for state income tax purposes and expire at various times during 2008 through 2027. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.
We expect our effective tax rate to increase in fiscal 2008 to 35% — 36% from fiscal 2007 and fiscal 2006 levels due to the expiration of federal credits for jobs in the 2005 hurricane impact zone and the mid year end expiration of state tax incentives offered by Georgia.
Net Income
Net income for 2007 was $10.7 million (or $.27 per diluted share) compared to $26.7 million (or $.67 per diluted share) reported in 2006.
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
Income Taxes
The effective income tax rate was 33.5% in 2006, the same rate as in 2005.
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
Liquidity and Capital Resources
The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred’s primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $270.5 million, $239.9 million, and $214.0 million at year-end 2007, 2006, and 2005, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, net of trade accounts payable, and the level of store openings and closings. Working capital at year-end 2007 increased by approximately $30.6 million from 2006. The increase was primarily attributed to an increase in cash and cash equivalents and inventory, supported by increased long-term borrowings. The Company plans to open 11 new stores and 3 new pharmacies during the first quarter of 2008.
During 2005, 2006 and 2007, we incurred losses caused by fire and tornado damage, which consisted primarily of losses of inventory and fixed assets. We reached settlements on some of our insurance claims related to inventory and fixed assets in 2006 and 2007. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.
Net cash flow provided by operating activities totaled $19.3 million in 2007, $35.3 million in 2006, and $48.5 million in 2005.
In fiscal 2007, inventory, net of the LIFO reserve, increased by approximately $25.3 million due to improving in-stock positions in the basic and consumable product categories as well as slower sales than projected during the 2007 Holiday season. This increase was offset by a $10.0 million non-cash reduction in inventory resulting from the below-cost inventory adjustment related to the planned store closures in the upcoming year. Accounts receivable increased by approximately $8.1 million due an increase in income tax receivable which reflects overpayment of estimated taxes due to lower than anticipated sales.
In fiscal 2006, inventory, net of the LIFO reserve, increased by approximately $2.1 million due to controlling inventory and improving merchandise quality during the fiscal year. Accounts receivable increased by approximately $17.5 million due primarily to the shift in our year ending date to include the higher volume of activity around the 1st of the month, combined with increased vendor rebates not yet collected.
In fiscal 2005, cash was primarily used to increase inventories by approximately $30.9 million, or 10%, during the fiscal year. This increase is primarily attributable to our adding a net of 58 new stores, upgrading 12 stores and adding a net of 17 new pharmacies, as well as supporting the increase in comparable store sales. Accounts payable and accrued expenses increased by $12.7 million due primarily to increase in inventory and higher accrued payroll expenses. Income taxes payable increased by approximately $6.2 million due to the increase in the effective tax rate and no estimated payments made in 2005.
Capital expenditures in 2007 totaled $31.4 million compared to $26.5 million in 2006 and $27.8 million in 2005. The capital expenditures during 2007 consisted primarily of the store and pharmacy expansion program ($15.3 million), acquisition of previously leased land and buildings ($11.7 million), expenditures related to the Store Refresher Program ($7.5 million) and technology and other corporate expenditures ($4.2 million). The Company also assumed debt of $6.1 million and issued $1.2 million in common stock for the acquisition of store real estate. The 2006 capital expenditures included approximately $11.9 million for new stores and pharmacies, $11.7 million for upgrading existing stores and $2.9 million for technology, corporate and other capital expenditures. The 2005 capital expenditures included approximately $18.3 million for new stores and pharmacies, $7.1 million for upgrading existing stores and $2.4 million for technology, corporate and other capital expenditures. Cash used for investing activities also includes $1.7 million in 2007, $3.4 million in 2006, and $3.2 million in 2005 for the acquisition of prescription lists and other pharmacy related items and $1.1 million in 2007 and $0.3 million in 2006 from insurance proceeds related to fixed assets reimbursements.
In 2008, the Company is planning capital expenditures totaling approximately $18.3 million. Expenditures are planned totaling $11.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $1.0 million for technology upgrades, and approximately $4.0 million for distribution center equipment and capital maintenance. Technology upgrades in 2008 will be made in the areas of direct store delivery systems, stores POS systems, and pharmacy systems. In addition the Company plans expenditures of approximately $2.0 million in 2008 for the acquisition of prescription lists and other pharmacy related items.
Cash and cash equivalents were $10.3 million at the end of 2007 compared to $2.5 million at the end of 2006 and $3.1 million at the end of 2005. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2007 the Company repurchased 426,500 shares for $4.4 million.
On October 30, 2007, the Company and Regions Bank entered into an amendment of their Revolving Loan and Credit Agreement (“agreement”) to provide an increase in the credit line from $50 million to $75 million and to extend the term until July 31, 2009. All other terms, conditions and covenants remained in place after the amendment. Borrowings under the Agreement bear interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $292.3 million at February 2, 2008) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $30.6 million and $2.2 million of borrowings outstanding under the Agreement at February 2, 2008 and February 3, 2007, respectively. The increase in debt was due to an increase in inventory to improve in-stock positions and capital expenditures to acquire the land and building occupied by thirteen Fred’s stores that we had previously leased. The weighted average interest rate on borrowings under Agreement was 5.76% and 5.93% at February 2, 2008 and February 3, 2007, respectively.
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
Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2007, 2006 and 2005.
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
The following table summarizes the Company’s significant contractual obligations as of February 2, 2008, which excludes the effect of imputed interest:

(Dollars in thousands)		Payments due by period
Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	>5 yrs
Capital Lease obligations (1)	$129	$129
Revolving loan (2)	31,860	—	31,860	—	—
Operating leases (3)	195,275	47,523	72,021	44,582	31,149
Equipment leases (4)	8,081	1,988	3,963	2,070	60
Inventory purchase obligations (5)	137,043	137,043
Postretirement benefits (6)	539	40	88	94	317
Mortgage Loans on land & buildings(7)	5,177	164	839	328	3,846

Total Contractual Obligations	$378,104	$186,887	$108,771	$47,074	$35,372

*	On February 2, 2008, a liability for unrecognized tax benefits for $8.352 million has been excluded from this table as the timing of payment cannot be reasonably estimated.

(1)	Capital lease obligations include related interest.

(2)	Revolving loan represents principle maturity for the Company’s revolving credit agreement and includes estimated interest of $1.225 million on $30.635 million of debt at 4.0% for 1 year.

(3)	Operating leases are described in Note 5 to the Consolidated Financial Statements.

(4)	Equipment leases representing cooler program and other equipment operating leases.

(5)	Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of February 2, 2008.

(6)	Postretirement benefits are described in Note 9 to the Consolidated Financial Statements.

(7)	Mortgage loans for purchased land and buildings.
As discussed in Note 9 to the Consolidated Financial Statements, the Company had commitments approximating $14.3 million at February 2, 2008 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating $17.1 million at February 2, 2008 utilized as collateral for their risk management programs.
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
Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company, purchased the land and buildings occupied by thirteen Fred’s stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company. The total rental payments related to these leases was $.585 million for the year ended February 2, 2008. Total future commitments under related party leases are $7.078 million.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations or financial position.
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in

substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company has evaluated EITF 06-10 and has determined that it will have no impact on its results of operations or financial position.
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
ITEM 7a: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of February 2, 2008. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data
                Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Fred’s Inc.
Memphis, Tennessee
We have audited the accompanying consolidated balance sheets of Fred’s Inc., as of February 2, 2008 and February 3, 2007 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred’s Inc. at February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, in the year ended February 2, 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and in the year ended February 3, 2007, the Company adopted Statements of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred’s Inc. internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 16, 2008 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Memphis, Tennessee
April 16, 2008

Fred’s, Inc.
Consolidated Balance Sheets
     (in thousands, except for number of shares)

	February 2,	February 3,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,266	$2,475
Inventories	320,268	304,969
Receivables, less allowance for doubtful accounts of $879 and $719, respectively	30,972	29,097
Other non trade receivables	20,536	18,953
Prepaid expenses and other current assets	11,792	12,224

Total current assets	393,834	367,718

Property and equipment, at depreciated cost	145,985	138,031
Equipment under capital leases, less accumulated amortization of $4,836, and $4,578, respectively	132	390
Other noncurrent assets, net	10,621	9,570

Total assets	$550,572	$515,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,416	$64,349
Current portion of indebtedness	159	385
Current portion of capital lease obligations	126	352
Accrued expenses and other	39,469	42,159
Deferred income taxes	13,151	16,396
Income taxes payable	—	4,188

Total current liabilities	123,321	127,829

Long-term portion of indebtedness	35,653	2,216
Deferred income taxes	6,698	12,425
Long-term portion of capital lease obligations	—	115
Other non-current liabilities	12,841	3,856

Total liabilities	178,513	146,441

Commitments and contingencies (Notes 2,5 and 9)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,880,836 shares and 40,068,953 shares issued & outstanding, respectively	135,335	135,803
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	235,684	232,382
Accumulated other comprehensive income	1,040	1,083

Total shareholders’ equity	372,059	369,268

Total liabilities and shareholders’ equity	$550,572	$515,709

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per shares amounts)

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net sales	$1,780,923	$1,767,239	$1,589,342
Cost of goods sold	1,290,680	1,272,320	1,141,105

Gross profit	490,243	494,919	448,237

Depreciation and amortization	28,614	29,102	27,755
Selling, general and administrative expenses	445,172	424,868	380,401

Operating income	16,457	40,949	40,081

Interest income	(567)	(68)	(176)
Interest expense	1,360	804	1,002

Income before income taxes	15,664	40,213	39,255

Income taxes	4,946	13,467	13,161

Net income	$10,718	$26,746	$26,094

Net income per share

Basic	$.27	$.67	$.66

Diluted	$.27	$.67	$.66

Weighted average shares outstanding

Basic	39,771	39,770	39,632

Diluted	39,882	39,858	39,772

Comprehensive income:
Net income	$10,718	$26,746	$26,094

Other comprehensive income, net of tax:
Postretirement plan adjustment	(43)	—	—

Comprehensive income	$10,675	$26,746	$26,094

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except per share and share data)

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Earnings	Compensation	Income	Total
Balance, January 29, 2005	39,692,091	$132,511	$184,732	$(2,697)	$—	$314,546
Cash dividends paid ($.08 per share)	—	—	(3,183)	—		(3,183)
Restricted stock grants, cancellations and withholdings, net	(4,540)	78	—			78
Issuance of shares under employee stock purchase plan	32,583	469	—			469
Amortization of unearned compensation	—	—	—	431		431
Exercises of stock options	140,054	1,026	—	—		1,026
Income tax benefit on exercise of stock options	—	134	—	—		134
Net income	—	—	26,094	—	—	26,094

Balance, January 28, 2006	39,860,188	134,218	207,643	(2,266)	—	339,595
Cumulative effect of the adoption of SAB 108 (Note 1) (net of tax $597)			1,185			1,185
Cash dividends paid ($.08 per share)			(3,192)			(3,192)
Restricted stock grants, cancellations and withholdings, net	63,509	(38)				(38)
Issuance of shares under employee stock purchase plan	83,104	951				951
Adjustment to initially apply FAS 123 (R)		(2,266)		2,266		—
Stock-based compensation		2,199				2,199
Exercises of stock options	62,152	684				684
Income tax benefit on exercise of stock options		55				55
Adjustment to initially apply SFAS No. 158 (net of tax)					1,083	1,083
Net income			26,746			26,746

Balance, February 3, 2007	40,068,953	135,803	232,382	—	1,083	369,268
Adjustment to initially apply FIN 48 as of February 4, 2007			(4,212)			(4,212)
Cash dividends paid ($.08 per share)			(3,204)			(3,204)
Restricted stock grants, cancellations and withholdings, net	64,036	(43)				(43)
Issuance of shares under employee stock purchase plan	71,294	667				667
Repurchase of shares	(426,500)	(4,371)				(4,371)
Stock-based compensation		2,116				2,116
Issuance of shares for real estate purchase	103,053	1,173				1,173
Income tax benefit on exercise of stock options		(10)				(10)
Adjustment for SFAS No. 158 (net of tax)					(43)	(43)
Net income			10,718			10,718

Balance, February 2, 2008	39,880,836	$135,335	$235,684	$—	$1,040	$372,059

See accompanying notes to Consolidated Financial Statements.

Fred’s, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Cash flows from operating activities:
Net income	$10,718	$26,746	$26,094
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,614	29,102	27,755
Net (gain) loss on asset disposition and impairments	(335)	594	—
Provision for store closures and asset impairments	14,559	1,792	—
Stock-based compensation	2,116	2,199	431
Provision for uncollectible receivables	160	21	69
LIFO reserve increase	1,657	1,571	2,493
Deferred income tax expense (benefit)	(6,604)	(547)	3,632
Issuance (net of cancellation) of restricted stock	—	—	78
Income tax benefit upon exercise of stock options	10	(55)	134
Provision for post retirement medical	(43)
(Increase) decrease in operating assets:
Receivables	(8,067)	(17,481)	(1,550)
Insurance receivables	1,537	2,713	—
Inventories	(26,981)	(3,681)	(30,928)
Other assets	432	(1,434)	(1,011)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,377	(3,433)	12,730
Income taxes payable	(3,508)	(2,550)	6,196
Other noncurrent liabilities	1,699	(234)	2,339

Net cash provided by operating activities	19,341	35,323	48,462

Cash flows from investing activities:
Capital expenditures	(31,289)	(26,534)	(27,757)
Proceeds from asset dispositions	463	138	—
Insurance recoveries for replacement assets	1,094	282	—
Asset acquisition(primarily intangibles)	(1,663)	(3,439)	(3,154)

Net cash used in investing activities	(31,395)	(29,553)	(30,911)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,656)	(1,367)	(694)
Proceeds from revolving line of credit	344,755	208,450	264,020
Payments on revolving line of credit	(316,293)	(211,983)	(281,412)
Excess tax benefits from stock-based compensation	(10)	55	—
Proceeds from exercise of stock options and issuances under employee stock purchase plan	624	1,597	1,498
Repurchase of shares	(4,371)	—	—
Dividends paid	(3,204)	(3,192)	(3,183)

Net cash provided by (used in) financing activities	19,845	(6,440)	(19,771)

Increase (decrease) in cash and cash equivalents	7,791	(670)	(2,220)
Cash and cash equivalents:
Beginning of year	2,475	3,145	5,365

End of year	$10,266	$2,475	$3,145

Supplemental disclosures of cash flow information:
Interest paid	$1,269	$818	$985
Income taxes paid	$18,200	$16,781	$—

Non-cash activities:
Assets acquired through issuance of mortgage loan	$6,065	$100	$1,058
Common stock issued for purchase of real estate	$1,173	$—	$—
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business. The primary business of Fred’s, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 24 franchisees. As of February 2, 2008, the Company had 692 retail stores and 296 pharmacies located in 15 states mainly in the Southeastern United States.
Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.
Fiscal year. The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2007, 2006, and 2005, as used herein, refer to the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively. The fiscal year 2006 had 53 weeks and the fiscal years 2007 and 2005 each had 52 weeks.
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
Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash and cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit, which totaled $4,052 at February 2, 2008 and $6,480 at February 3, 2007.
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
In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by U.S. GAAP.
Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink)is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk that this estimate in the determination of the cost value of inventory.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $31.1 million and $36.4 million at February 2, 2008 and February 3, 2007, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $15.4 million at February 2, 2008 and $13.8 million at February 3, 2007. The LIFO reserve increased by approximately $1.6 million, $1.6 million, and $2.5 million, during 2007, 2006, and 2005, respectively.
The Company has historically included an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by Generally Accepted Accounting Principles. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter which ended August 4, 2007, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the past few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of expenses and inbound freight included in merchandise inventory at February 2, 2008 is $21.9 million, with the corresponding amount of $19.8 million at February 3, 2007.
The Company recorded a year end below-cost inventory adjustment of approximately $10.0 million in cost of goods sold in the consolidated statements of income for the year ended February 2, 2008 to value inventory at the lower of cost or market in the stores impacted by the Company’s plan to close approximately 75 stores in fiscal 2008.
For the year ended February 3, 2007, the Company recorded a year end below-cost inventory adjustment of approximately $2.1 million included in cost of goods sold in the consolidated statements of income to reflect the impact of the Company’s plans to liquidate the boys and girls apparel departments and to record a markdown related to the closure of approximately 20 stores which occurred in fiscal 2007.
Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are depreciated using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are depreciated over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal. The following average estimated useful lives are generally applied:

Estimated Useful Lives
Building and building improvements	8 - 30 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 5 years
Airplane	9 years
Assets under capital leases are depreciated in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
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
The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with EITF Issue 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of February 2, 2008 and February 3, 2007 was approximately $1.1 million and $1.4 million, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2).
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
Impairment of Long-lived assets. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open or remodeled for more than two years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.
In the fourth quarter of 2007, the Company recorded approximately $4.6 million in selling, general and administrative expense in the consolidated statements of income to reflect impairment charges for furniture and fixtures and leasehold improvements relating to planned fiscal 2008 store closures.
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
During the quarter ended October 29, 2005, the Company renewed its contract with its primary pharmaceutical wholesaler, AmerisourceBergen Corporation. The renewal of this contract impacted the Company’s financial statements because of the application of the provisions of EITF 02-16. The effect on the financial statements, which occurred during the third quarter, was a deferral of the associated rebates against cost of sales of $2.2 million pretax (estimated at $0.03 per diluted share, after tax). This change in timing had no effect on cash flow for the quarter. While the contract was not due to mature until January 31, 2006, the renewal terms were positive to overall earnings and the Company has benefited through better pricing.
Prior to the close of the year ended February 3, 2007, the Company discovered additional rebates due from its primary pharmacy vendor (AmerisourceBergen) that were associated with purchases made from 2002 to 2006 and aggregated to approximately $2.8 million. In accordance with the transition guidance in the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB No. 108)’” the Company recorded, net of tax, the prior year effects ($1.2 million) of the misstatement as a cumulative adjustment to the retained earnings in the Stockholders Equity Section. This treatment is directed in the guidance for amounts that are deemed immaterial to the respective prior years’ statements, as these amounts were to the years mentioned previously. The $1.0 million (pretax) related to fiscal 2006 was recognized in that year’s income for the quarterly period ended February 3, 2007.
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

Advertising. In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (AICPA SOP 93-7), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2007, 2006, and 2005, were $27.6 million, $27.4 million, and $22.3 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $1.5 million, $1.1 million, and $.5 million for 2007, 2006, and 2005, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.
Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of February 2, 2008. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred’s name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2007, 2006, and 2005 was $2,008, $2,019, and $1,891, respectively.
Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $6,139 at February 2, 2008, and $6,975 at February 3, 2007. Accumulated amortization at February 2, 2008 and February 3, 2007 totaled $13,089 and $10,675 respectively. Amortization expense for 2007, 2006, and 2005, was $2,414, $2,663, and $2,180, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2008 — $2,328, 2009 - $1,881, 2010 — $1,235, 2011 — $530, and 2012- $165.
Financial instruments. At February 2, 2008, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.2 million and $8.6 million on February 2, 2008 and February 3, 2007, respectively. Changes in the reserve during fiscal 2007 were attributable to additional reserve requirements of $38.3 million netted with reserve utilization of $37.7 million.
Stock-based compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
In November 2005, FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP FAS 123R-3”). Effective January 29, 2006, the Company elected to adopt the alternative transition method provided in FSP FAS 123R-3 for calculating the income tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

	2007	2006
Stock option expense	$1,312	$1,408
Restricted stock expense	591	512
ESPP expense	213	279

Total stock-based compensation	2,116	2,199

Income tax benefit on stock-based compensation	$340	$210

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
The following table illustrates the effect on 2005 net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.

(Amounts in thousands, except per share data)	2005
Net income, as reported	$26,094
Less SFAS No. 123 pro forma compensation expense, net of income taxes	(794)

SFAS No. 123 pro forma Net income	$25,300

Basic earnings per share
As reported	$0.66
Pro forma	0.64

Diluted earnings per share
As reported	0.66
Pro forma	0.64
Amounts for the year ended February 2, 2008 and February 3, 2007 are not presented in this table because those amounts were recorded in accordance with SFAS No. 123 (R) and are recognized in the Consolidated Financial Statements.
The amounts in this table have been adjusted from the amounts reported in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 to be calculated following the same method that has been utilized under SFAS No. 123(R). The total impact of the change was to increase the incremental stock option expense per SFAS No. 123(R), net of taxes by $.4 million.
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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

			(Pro
			Forma)
	2007	2006	2005
Stock Options
Expected volatility	42.8%	41.4%	46.6%
Risk-free interest rate	4.1%	4.8%	4.3%
Expected option life (in years)	5.8	5.9	5.3
Expected dividend yield	0.4%	0.4%	0.5%
Weighted average fair value at grant date	$4.68	$6.01	$7.35

Employee Stock Purchase Plan
Expected volatility	37.2%	38.7%	41.4%
Risk-free interest rate	4.7%	4.8%	4.3%
Expected option life (in years)	0.63	0.63	0.5
Expected dividend yield	0.38%	0.3%	0.2%
Weighted average fair value at grant date	$3.31	$4.31	$3.37
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
Income taxes. The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the

Company’s deferred income tax assets and liabilities. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109. Effective February 4, 2007, we adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date.
Business segments. The Company operates in a single reportable operating segment.
Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”). See Note 9, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for further discussion.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2007 presentation.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.    The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations or financial position.
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company has evaluated EITF 06-10 and has determined that it will have no impact on its results of operations or financial position.
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

Note 2 – Detail of Certain Balance Sheet Accounts

	2007	2006
Property and equipment, at cost:

Buildings and building improvements	$88,459	$76,623
Leasehold improvements	50,859	45,097
Automobiles and vehicles	5,500	6,429
Airplane	4,697	4,697
Furniture, fixtures and equipment	224,734	216,448

	374,249	349,294
Less accumulated depreciation and amortization	(235,281)	(215,879)

	138,968	133,415
Construction in progress	1,034	353
Land	5,983	4,263

Total property and equipment, at depreciated cost	$145,985	$138,031

Depreciation expense totaled $25,942, $26,064, and $25,094, for 2007, 2006, and 2005, respectively.
During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by thirteen Fred’s stores which we had previously leased. In consideration for the thirteen properties, the Company paid cash of $4.417 million, issued 103,053 shares of our common stock valued at $1.173 million and assumed current debt of $.971 million and long term debt of $5.094 million.

	2007	2006
Other non trade receivables:
Landlord receivables	$59	$1,529
Vendor receivables	13,276	14,489
Income tax receivable	4,018	28
Insurance receivable	1,058	877
Other	2,125	2,030

Total non trade receivables	$20,536	$18,953

	2007	2006
Prepaid expenses and other current assets
Prepaid advertising	$701	$964
Prepaid insurance	1,630	1,451
Prepaid rent	4,424	4,458
Supplies	3,866	4,134
Other	1,171	1,217

Total prepaid expenses and other current assets	$11,792	$12,224

	2007	2006
Accrued expenses and other:
Payroll and benefits	$10,573	$12,564
Sales and use taxes	6,333	7,906
Insurance	8,186	8,604
Deferred rent	4,683	5,657
Other	9,694	7,428

Total accrued expenses and other	$39,469	$42,159

	2007	2006
Other non-current liabilities
FIN 48 tax liability (Note 4)	$8,352	$—
OPEB liability	539	591
Deferred income	3,950	3,265

Total other non-current liabilities	$12,841	$3,856

NOTE 3 — INDEBTEDNESS
On October 30, 2007, the Company and Regions Bank entered into an amendment of their Revolving Loan and Credit Agreement (“agreement”) to provide an increase in the credit line from $50 million to $75 million and to extend the term until July 31, 2009. All other terms, conditions and covenants remained in place after the amendment. Borrowings under the Agreement bear interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $292.3 million at February 2, 2008) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $30.6 million and $2.2 million of borrowings outstanding under the Agreement at February 2, 2008 and February 3, 2007, respectively. The increase in debt was due to an increase in inventory to improve in-stock positions and capital expenditures to acquire the land and building occupied by thirteen Fred’s stores that we had previously leased. The weighted average interest rate on borrowings under Agreement was 5.76% and 5.93% at February 2, 2008 and February 3, 2007, respectively.
During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by thirteen Fred’s stores which we had previously leased. In consideration for the thirteen properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. The debt is collateralized by the land and building. The below table shows the long term debt related to these properties due for the next five years as of February 2, 2008:

(Dollars in thousands)	Payments due by year
Contractual Obligations	Total	2008	2009	2010	2011	2012

Term debt	$1,161	$164	$176	$663	$158	$170
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
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following:

	2007	2006	2005
Current
Federal	$10,886	$15,048	$10,666
State	664	(1,034)	(1,137)

	11,550	14,014	9,529

Deferred
Federal	(5,354)	(1,135)	3,272
State	(1,250)	588	360

	(6,604)	(547)	3,632

	$4,946	$13,467	$13,161

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	2007	2006
Deferred income tax assets:
Accrual for incentive compensation	$474	$1,529
Allowance for doubtful accounts	455	392
Insurance accruals	2,279	2,207
Other accruals	312	—
Net operating loss carryforwards	5,119	5,043
Postretirement benefits other than pensions	287	323
Reserve for below cost inventory adjustment	3,964	334
Federal benefit on state reserves	2,656	—
Amortization of intangibles	4,406	3,747

Total deferred income tax assets	19,952	13,575
Less: valuation allowance	(1,695)	(1,709)

Deferred income tax assets, net of valuation allowance	18,257	11,866

Deferred income tax liabilities:
Property, plant, and equipment	(17,710)	(20,163)
Inventory valuation	(19,928)	(19,837)
Prepaid expenses	(468)	(687)

Total deferred income tax liability	(38,106)	(40,687)

Net deferred income tax liability	$(19,849)	$(28,821)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $122.2 million for state income tax purposes and expire at various times during the period 2008 ($1.5 million) through 2027.
During 2007, the valuation allowance decreased $14, and during 2006, the valuation allowance increased $821. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2007	2006	2005
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(9.9)	(3.5)	(2.6)
State income taxes, net of federal benefit	(0.7)	(1.1)	(0.6)
Permanent differences	2.2	0.9	0.5
Uncertain tax positions	5.1	0.0	0.0
Change in valuation allowance	(0.1)	2.2	1.2

Effective income tax rate	31.6%	33.5%	33.5%

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
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of a $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income tax liabilities ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. The Company increased the gross reserve for uncertain tax positions from $6.5 million to $7.3 million, a change of $0.8 million to disclose the gross liability rather than reflect the liability net of federal income tax benefit.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)
Balance at February 4, 2007	$7.3
Additions for tax position related to current year	1.5
Additions for tax position of prior years	.4
Reductions for tax position of prior years	(.8)
Settlements	—

Balance at February 2, 2008	$8.4

As of February 4, 2007, our liability for unrecognized tax benefits totaled $7.3 million, of which $0.5 million and $0.3 million were recognized as income tax benefit during the quarterly periods ending November 3, 2007 and February 2, 2008, respectively, as a result of a lapse in applicable statute of limitations. As of February 2, 2008, our liability for unrecognized tax benefits totaled $8.4 million and is recorded in our consolidated balance sheet with “Other Liabilities,” all of which, if recognized, would affect our effective tax rate.
FIN 48 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. As of February 2, 2008, accrued interest and penalties related to our unrecognized tax benefits totaled $ 1.0 million and $ 0.4 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”
The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2004-2006. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.
NOTE 5 — LONG-TERM LEASES
The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment and transportation equipment under noncancelable operating leases and certain transportation equipment under capital leases. Total rent expense under operating leases was $54,539, $48,670, and $46,561, for 2007, 2006, and 2005, respectively. Total contingent rentals included in operating leases above was $1,150, $1,322, and $1,247, for 2007, 2006, and 2005, respectively.
Future minimum rental payments under all operating and capital leases as of February 2, 2008 are as follows:

	Operating	Capital
	Leases	Leases

2008	$49,511	$129
2009	41,707
2010	34,277
2011	27,406	—
2012	19,246	—
Thereafter	31,209	—

Total minimum lease payments	$203,356	129

Imputed interest		(3)

Present value of net minimum lease payments, shown as current portion of capital lease obligations in Balance Sheet		$126

The gross amount of property and equipment under capital leases was $4,967 at February 2, 2008 and February 3, 2007. Accumulated depreciation on property and equipment under capital leases at February 2, 2008 and February 3, 2007, was $4,836, and $4,578, respectively. Depreciation expense on assets under capital lease for 2007, 2006, and 2005, was $258, $375, and $481, respectively.
Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company, purchased the land and buildings occupied by thirteen Fred’s stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company. The total rental payments related to these leases was $.585 million for the year ended February 2, 2008. Total future commitments under related party leases are $7.078 million.
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
On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. As of January 28, 2006, the Company had 301,866 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement. During the second and third quarter of fiscal 2007, we sold in a private placement an aggregate of 103,053 shares of our Class A common stock to Summit Properties, LLC (“Summit”) pursuant to the exemptions from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. The shares were issued in connection with our acquisition of the membership interests of certain Limited Liability Companies and related real estate rights. The shares have subsequently been registered under the Act. We will not receive any proceeds from the resale of these shares.

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
As of February 2, 2008, the Company has 198,813 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended February 2, 2008(amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

			Total Number of Shares	Maximum Number
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Purchased	Paid Per Share	Plan or Programs	the Plans or Programs
August 27, 2007 – September 10, 2007	—	$—	—	4,000.0
September 11, 2007 – October 3, 2007	190.1	$10.25	190.1	3,809.9

October 4, 2007 – November 3, 2007	236.4	$10.24	236.4	3,573.5

November 4, 2007 – February 2, 2008	—	$—	—	3,573.5

Total	426.5	$10.25	426.5
NOTE 7 – EQUITY INCENTIVE PLANS
Incentive stock option plan. The Company has a long-term incentive plan, which was approved by Fred’s stockholders, under which an aggregate of 2,057,344 shares as of February 2, 2008 (2,326,713 shares as of February 3, 2007) are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at February 2, 2008 expire in 2008 through 2014.
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
Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 71,294, 83,104 and 32,583 shares issued during fiscal years 2007, 2006 and 2005, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of February 2, 2008 there were 1,223,947 shares available.
Stock Options. The following table summarizes stock option activity from January 29, 2005 through February 2, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at January 29, 2005	1,221,357	$16.28	3.8	$1,894
Granted	241,800	$15.37
Forfeited / Cancelled	(135,896)	$18.05
Exercised	(137,242)	$7.37

Outstanding at January 28, 2006	1,190,019	$16.92	4.0	$694
Granted	328,025	$13.30
Forfeited / Cancelled	(352,828)	$15.15
Exercised	(62,152)	$11.01

Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	270,552	$10.97
Forfeited / Cancelled	(157,165)	$17.19
Exercised	0

Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$0

Exercisable at February 2, 2008	387,438	$17.26	2.9	$0
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred’s closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred’s stock. The total pre-tax intrinsic value of options exercised during the year ended February 3, 2007 was $.1 million. Cash received from the exercise of stock options during the year ended February 3, 2007 totaled $.7 million and the related tax benefits recognized from the exercise of stock options totaled $.1 million. There were no options exercised during the year ended February 2, 2008. The total fair value of options vested during the years ended February 2, 2008 and February 3, 2007 was $1 million and $.7 million, respectively. As of February 2, 2008, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.
The following table summarizes information about stock options outstanding at February 2, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$10.61 to $14.60	676,311	6.3	$12.64	142,469	$13.99
$14.68 to $20.60	485,940	2.7	$18.05	204,119	$17.96
$23.05 to $33.49	54,200	1.7	$25.98	40,850	$25.14

	1,216,451	4.6	$15.40	387,438	$17.26

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
The following table summarizes restricted stock from January 29, 2005 through February 2, 2008:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at January 29, 2005	183,760	$15.61
Granted	5,750	$14.44
Forfeited / Cancelled	(13,016)	$15.81
Vested	(3,962)	$17.74

Non-vested Restricted Stock at January 28, 2006	172,532	$15.51
Granted	92,182	$13.93
Forfeited / Cancelled	(25,293)	$15.12
Vested	(9,570)	$10.98

Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	81,176	$10.47
Forfeited / Cancelled	(15,713)	$13.48
Vested	(9,679)	$16.59

Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
The aggregate pre-tax intrinsic value of restricted stock outstanding as of February 2, 2008 is $2.8 million with a weighted average remaining contractual life of 6.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 5.7 years. The total fair value of restricted stock awards that vested during the years ended February 2, 2008 and February 3, 2007 was $.2 million and $.1 million, respectively.

The unrecognized compensation expense related to outstanding restricted stock awards was recorded as unearned compensation in shareholders’ equity at January 28, 2006. With the adoption of SFAS 123 (R), the unrecognized compensation expense related to outstanding restricted stock awards granted prior to January 29, 2006 was charged to common stock.
NOTE 8 — NET INCOME PER SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is considered contingently issuable and is excluded from the computation of basic earnings per share until it vests.
A reconciliation of basic earnings per share to diluted earnings per share follows:

	Year Ended
	February 2, 2008			January 28, 2006			January 29, 2005
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$10,718	39,771	$.27	$26,746	39,770	$.67	$26,094	39,632	$.66
Effect of Dilutive Securities		111			88			140

Diluted EPS	$10,718	39,882	$.27	$26,746	39,858	$.67	$26,094	39,772	$.66

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 1,216,451, 1,097,064, and 89,404 such options outstanding at February 2, 2008, February 3, 2007, and January 28, 2006.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Commitments. The Company had commitments approximating $14.3 million at February 2, 2008 and $9.7 million at February 3, 2007 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $17.1 million at February 2, 2008 and $15.7 million at February 3, 2007 utilized as collateral for its risk management programs.
Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed one year of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2007, 2006, and 2005, were $251, $160, and $142, respectively.
Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees. The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	February 2,	February 3,
	2008	2007
Benefit obligation at beginning of year	$591	$731
Service cost	33	39
Interest cost	30	31
Actuarial (gain)	(82)	(165)
Benefits paid	(33)	(45)

Benefit obligation at end of year	$539	$591

The medical care cost trend used in determining this obligation is 7.5% effective December 1, 2006, decreasing annually before leveling at 5.0% in 2012. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

	For the Year Ended
	February 2,	February 3,
	2008	2007
Effect of health care trend rate:
1% increase effect on accumulated benefit obligations	$47	$55
1% increase effect on periodic cost	7	9
1% decrease effect on accumulated benefit obligations	(42)	(50)
1% decrease effect on periodic cost	(6)	(8)
The discount rate used in calculating the obligation was 6.25% in 2007 and 5.75% in 2006.
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

	Before		After
	Implementation of	Changes due to	Implementation of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
Long term deferred income taxes	$11,879	$546	$12,425
Other noncurrent liabilities	5,485	(1,629)	3,856

Total liabilities	$147,524	$(1,083)	$146,441

Accumulated other comprehensive income, net of tax	—	1,083	1,083

Total stockholders’ equity	$368,185	$1,083	$369,268

The annual net postretirement cost is as follows:

	For the Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Service cost	$33	$39	$41
Interest cost	30	31	39
Amortization of prior service cost	(14)	(13)	(13)
Amortization of unrecognized prior service cost	(97)	(98)	(90)

Net periodic postretirement benefit cost	$(48)	$(41)	$(23)

The Company’s policy is to fund claims as incurred.
Information about the expected cash flows for the postretirement medical plan follows:

Expected Benefit Payments	Postretirement
(net of retiree contributions)	Medical Plan
2008	$40
2009	43
2010	45
2011	45
2012	49
2013 - 2017	288
Clarification of Adoption of SFAS No. 158 with Regard to the Company’s Defined Benefit Plans:
In 2006, upon the adoption of SFAS No. 158, the Company recorded the impact of the standard in its entirety in Other Comprehensive Income, an amount after tax of $1.083 million. During 2007, additional guidance was issued as it relates to the adoption of SFAS No. 158, and it clarified that the impact of the initial adoption would not be included in Other Comprehensive Income, but rather would be a direct adjustment to Accumulated Other Comprehensive Income. As a result of this guidance, the Consolidated Statement of Comprehensive Income has been adjusted to show the impact only under previous pension accounting guidance (an amount of approximately $0.086 million).
Litigation. In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. Fred’s Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and court cost. In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant manager’s information about their rights to opt-in to the lawsuit. After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA. Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case. The cut off date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007.
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company is and will continue to vigorously defend these actions in this matter. Discovery is ongoing and data continues to be reviewed. Following the close of the discovery period in this case, the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a decertification and other motions.

In addition to the matter described above, the Company is party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energies of our management or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
Note 10 – Sales Mix
The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of February 2, 2008, all of the Company’s operations were located within the United States. The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Pharmaceuticals	32.2%	31.9%	31.3%
Household Goods	24.8%	24.7%	24.8%
Apparel and Linens	9.9%	11.7%	12.7%
Food and Tobacco Products	14.2%	13.0%	12.5%
Health and Beauty Aids	8.0%	8.0%	8.0%
Paper and Cleaning Supplies	8.8%	8.6%	8.5%
Sales to Franchised Fred’s Stores	2.1%	2.1%	2.2%

Total Sales Mix	100.0%	100.0%	100.0%

Note 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)
     The Company’s unaudited quarterly financial information for the fiscal years ended February 2, 2008 and February 3, 2007 is reported below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended February 2, 2008	13 weeks	13 weeks	13 weeks	13 weeks

Net sales	$442,262	$424,640	$419,913	$494,108
Gross profit	127,001	121,483	124,920	116,839
Net income (loss)	7,438	3,058	4,607	(4,385)

Net income (loss) per share
Basic	0.19	0.08	0.12	(0.11)
Diluted	0.19	0.08	0.12	(0.11)
Cash dividends paid per share	0.02	0.02	0.02	0.02

Year Ended February 3, 2007	13 weeks	13 weeks	13 weeks	14 weeks

Net sales	$416,878	$406,925	$407,872	$535,564
Gross profit	119,844	115,044	119,498	140,533
Net income	7,298	4,323	5,953	9,172

Net income per share
Basic	0.18	0.11	0.15	0.23
Diluted	0.18	0.11	0.15	0.23
Cash dividends paid per share	0.02	0.02	0.02	0.02
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
The management of Fred’s, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of February 2, 2008.
Our assessment of the effectiveness of internal control over financial reporting as of February 2, 2008 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. BDO Seidman’s attestation report on our assessment of internal control over financial reporting is included herein.
(c) Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
(d) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended February 2, 2008 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Fred’s Inc.
Memphis, Tennessee
We have audited Fred’s Inc.’s (the “Company’s”) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A.b Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008 and our report dated April 16, 2008 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Memphis, Tennessee
April 16, 2008
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10: Directors, Executive Officers and Corporate Governance
The following information is furnished with respect to each of the directors and executive officers of the Company:

Name	Age	Positions and Offices

Michael J. Hayes (1)	66	Director, Chairman of the Board, Chief Executive Officer
John R. Eisenman (1)	66	Director
Roger T. Knox (1)	70	Director
John Reier (1)	68	Director, Vice Chairman of the Board
Thomas H. Tashjian(1)	53	Director
B. Mary McNabb (1)	59	Director
Michael T. McMillan (1)	48	Director
Bruce A. Efird	48	President
Jerry A. Shore	55	Executive Vice President and Chief Financial Officer
Dennis K Curtis	48	Executive Vice-President – General Merchandise Manager
John A. Casey	61	Executive Vice President — Pharmacy Acquisitions
Rick A. Chambers	44	Executive Vice President – Pharmacy Operations
Charles S. Vail	65	Corporate Secretary, Senior Vice President – Legal Services and General Counsel

     (1) Seven directors, constituting the entire Board of Directors, are to be elected at the 2008 Annual Meeting to serve one year or until their successors are elected.
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
     John D. Reier is a Director and Vice Chairman of the Board. On January 4, 2008, Mr. Reier retired from Freds Inc. following the transition to a new Company President, which occurred in September 2007 when Fred’s named Bruce A. Efird to that position. Mr. Reier joined the Company in May of 1999 as President and was elected a Director of the Company in August 2000. Prior to joining the company, Mr. Reier was President and Chief Executive Officer of Sunny’s Great Outdoors Stores, Inc. from 1997 to 1999, and was President, Chief Operating Officer, Senior Vice President of Merchandising, and General Merchandise Manager at Family Dollar Stores, Inc. from 1987 to 1997.
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
     B. Mary McNabb was elected a director of the Company in April 2005. She is currently Chief Executive Officer for Kid’s Outlet in California, a position she has held since January 2007. She has served as a member of the Board of Directors of C-ME (Cyber Merchants Exchange), a public company, and now serves as an advisor to the board. McNabb was executive vice president of merchandising and marketing for Factory 2-U from 1989 – 2001.
     Michael T. McMillan was elected a director of the Company in February 2007. He currently serves as Director of Sales Operations for Pepsi-Cola North America, a Division of PepsiCO, where he has spent the last 22 years in various roles including marketing, sales, franchise development, and general management of its bottling operations.
     Bruce A. Efird joined the Company in September 2007 as President. Mr. Efird was Executive Vice President-Merchandising for Meijer, Inc., a leading supercenter retailer in the Midwest with more than $13 billion in sales from October 2005 until August 2007. There he was responsible for all merchandising functions, including softlines, home furnishings, drugstore, general merchandise, groceries and perishables. He also was in charge of marketing and advertising functions as well as pricing and e-commerce for the chain’s 179 stores across a five-state area. From 1997 until October 2005, Mr. Efird was with Bruno’s Supermarkets, Inc. in Birmingham, Alabama, and served as Senior Vice President of Merchandising from 1999 through 2003 and Executive Vice President/General Manager thereafter.
     Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.
     Dennis K. Curtis was named Executive Vice-President – General Merchandise Manager in February 2008. Previously, Mr. Curtis was Executive Vice-President for Store Operations of Freds from July 2003 to January 2008. Prior to this position, Mr. Curtis held the position of Senior Vice-President – Divisional Merchandising Manager of Hardlines. Mr. Curtis joined the Company in 1980 as a management trainee in store operations.
     John A. Casey was named Executive Vice President — Pharmacy Acquisitions in June of 2004 and was previously Executive Vice President – Pharmacy Operations of Freds since February 1997. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered pharmacist.
     Rick A. Chambers was named Executive Vice President – Pharmacy Operations in August 2006. Prior to this he held the position of Senior Vice President – Pharmacy operations from June 2004 to August 2006. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.
     Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Senior Vice President — Legal since 2006. Mr. Vail joined the Company in 1968.
     The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting.
ITEM 11: Executive Compensation
     Information required by this item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting.
ITEM 12: Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting.
ITEM 13: Certain Relationships and Related Transactions and Director Independence
     Information required by this item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting.
ITEM 14. Principal Accounting Fees and Services
     Information required by this item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting.

PART IV
ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Consolidated Financial Statements (See ITEM 8)
Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP.
(a)(2) Financial Statement Schedules
                           Schedule II — Valuation and Qualifying Accounts
(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)].

3.2	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8].

4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)].

4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998].

10.1	Form of Fred’s, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

10.3	Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred’s, Inc. dated February 5, 1992 for the lease of truck tractors to Fred’s, Inc. and the servicing of those vehicles and other equipment of Fred’s, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

*10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993].

***10.6	Term Loan Agreement between Fred’s, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999].

***10.7	Prime Vendor Agreement between Fred’s Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999].

***10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred’s, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.9	Revolving Loan Agreement between Fred’s, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000].

***10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.11	Seasonal Over line Agreement between Fred’s, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000].

***10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003].

10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005].

10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred’s Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred’s Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005].

10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006].

10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended November 3, 2007].

*10.22	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO Seidman LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**	32. Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K
None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Fred’s Inc.
Memphis, Tennessee
The audits referred to in our report dated April 16, 2008 relating to the consolidated financial statements of Fred’s Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Memphis, Tennessee
April 16, 2008

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Deductions	Balance
	beginning	Costs and	and Reclass	at end of
Description	of Period	Expenses	Adjustments	Period
Deducted from applicable assets: (in thousands)
Allowance for doubtful accounts:
Year ended January 28, 2006	$629	$193	$124	$698

Year ended February 3, 2007	$698	$69	$48	$719

Year ended February 2, 2008	$719	$255	$95	$879

Inventory valuation reserves:
Year ended January 28, 2006	$—	$—	$—	$—

Year ended February 3, 2007	$—	$2,119	$—	$2,119

Year ended February 2, 2008	$2,119	$10,025	$2,119	$10,025

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2008.

FRED’S, INC.
By:	/s/ Michael J. Hayes
Michael J. Hayes, Chief Executive Officer

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of April, 2008.

Signature	Title

/s/ Michael J. Hayes Michael J. Hayes	Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Shore	Executive Vice President and Chief Financial

Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director

Roger T. Knox

/s/ John R. Eisenman	Director

John R. Eisenman

/s/ John D. Reier	Director and Vice-Chairman of the Board

John D. Reier

/s/ Thomas H. Tashjian	Director

Thomas H. Tashjian

/s/ B. Mary McNabb	Director

B. Mary McNabb

/s/ Michael T. McMillan	Director

Michael T. McMillan