Form 10-Q
period 2008-05-03
FREDS INC
filed 2008-06-12
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 3, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________________ to _________________.
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
Yes ☒      No ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.       Yes ☐      No ☒.
The registrant had 39,942,488 shares of Class A voting, no par value common stock outstanding as of June 12, 2008.

FRED’S, INC.

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	May 3,	February 2,
	2008	2008
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$11,434	$10,266
Receivables, less allowance for doubtful accounts of $615 and $879, respectively	30,818	30,972
Inventories	334,079	320,268
Other non-trade receivables	15,668	20,536
Assets held for sale	745	0
Prepaid expenses and other current assets	11,734	11,792

Total current assets	404,478	393,834
Property and equipment, at depreciated cost	144,026	145,985
Equipment under capital leases, less accumulated amortization of $4,892 and $4,836, respectively	76	132
Other noncurrent assets, net	9,807	10,621

Total assets	$558,387	$550,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,344	$70,416
Current portion of indebtedness	159	159
Current portion of capital lease obligations	51	126
Accrued expenses and other	39,845	39,469
Deferred income taxes	14,423	13,151

Total current liabilities	123,882	123,321

Long-term portion of indebtedness	34,689	35,653
Deferred income taxes	7,101	6,698
Other noncurrent liabilities	13,572	12,841

Total liabilities	179,184	178,513

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,922,983 and 39,880,836 shares issued and outstanding, respectively	136,038	135,335
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	242,136	235,684
Accumulated other comprehensive income	1,029	1,040

Total shareholders’ equity	379,203	372,059

Total liabilities and shareholders’ equity	$558,387	$550,572

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	$464,292	$442,262
Cost of goods sold	331,811	315,261

Gross profit	132,481	127,001
Depreciation and amortization	7,083	7,227
Selling, general and administrative expenses	113,660	108,617

Operating income	11,738	11,157
Interest income	(98)	(133)
Interest expense	271	37

Income before income taxes	11,565	11,253
Income taxes	4,315	3,815

Net income	$7,250	$7,438

Net income per share:
Basic	$.18	$.19

Diluted	$.18	$.19

Weighed average shares outstanding:
Basic	39,804	39,842
Effect of dilutive stock options	168	118

Diluted	39,972	39,960

Dividends declared per common share	$.02	$.02

Comprehensive income:
Net income	$7,250	$7,438
Other comprehensive income (expense), net of tax postretirement plan adjustment	(11)	(16)

Comprehensive income	$7,239	$7,422

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:
Net income	$7,250	$7,438
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,083	7,227
Net (gain) loss on asset disposition	(870)	307
Stock-based compensation	576	676
(Recovery of) Provision for uncollectible receivables	(264)	33
LIFO reserve increase	1,347	932
Deferred income tax expense	1,675	236
Provision for post retirement medical	(11)	(16)
Excess tax benefits from stock-based compensation	6	4
(Increase) decrease in assets:
Trade receivables	5,286	1,245
Inventories	(15,158)	(44,756)
Other assets	58	1,865
Increase (decrease) in liabilities:
Accounts payable and accrued expense	(696)	18,786
Income taxes payable	(6)	(2,428)
Other noncurrent liabilities	731	659

Net cash provided (used in) by operating activities	7,007	(7,792)

Cash flows from investing activities:
Capital expenditures	(5,452)	(6,005)
Proceeds from asset dispositions	1,411	270
Asset acquisitions, net (primarily intangibles)	(88)	(345)

Net cash used in investing activities	(4,129)	(6,080)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(115)	(480)
Proceeds from revolving line of credit	135,701	27,927
Payments on revolving line of credit	(136,625)	(12,660)
Excess tax benefits from stock-based compensation	(6)	(4)
Proceeds from exercise of stock options and issuances under employee stock purchase plan	133	142
Cash dividends paid	(798)	(801)

Net cash (used)provided by financing activities	(1,710)	14,124

Increase in cash and cash equivalents	1,168	252
Beginning of period cash and cash equivalents	10,266	2,475

End of period cash and cash equivalents	$11,434	$2,727

Supplemental disclosures of cash flow information:
Interest paid	$387	$25

Income taxes paid	$—	$6,000

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates as of May 3, 2008, 707 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 275 of the stores have full service pharmacies.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2008 incorporated into Our Annual Report on Form 10-K.
The results of operations for the thirteen-week period ended May 3, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”(“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”) issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position. The Company has also evaluated FSP No. FAS 157-2 and determined that it will have no impact on its results of operations or financial position.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations or financial position.
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB ratified their consensus position 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early application of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company has evaluated EITF 06-11 and determined that it will have no impact on its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 141(R) will have on its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — An Amendment of ARB No. 51. (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 160 will have on its results of operations or financial position.

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
In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, the cost value of our inventory is stated at the lower of cost or market as is prescribed by GAAP.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $32.6 million and $30.5 million at May 3, 2008 and February 2, 2008, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $16.8 million at May 3, 2008 and $15.4 million at February 2, 2008.
The Company includes an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by Generally Accepted Accounting Principles. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, accounting, merchandise planning, information technology and human resources, as well as inbound freight. The total amount of expenses and inbound freight included in merchandise inventory at May 3, 2008 is $22.2 million, with the corresponding amount of $21.9 million at February 2, 2008.

NOTE 4: EQUITY INCENTIVE PLANS

The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”(“SFAS No. 123(R)”). Under SFAS No. 123(R) stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R).

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(unaudited)
Stock option expense	$371	$484
Restricted stock expense	161	140
ESPP expense	44	52

Total stock-based compensation	576	676
Income tax benefit on stock-based compensation	115	114
The fair value of each option granted during the thirteen weeks ended May 3, 2008 and May 5, 2007, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(unaudited)
Stock Options
Expected volatility	40.3%	41.0%
Risk-free interest rate	3.5%	4.4%
Expected option life (in years)	5.84	5.84
Expected dividend yield	0.45%	0.40%

Weighted average fair value at grant date	$4.57	$6.49

Employee Stock Purchase Plan
Expected volatility	41.0%	32.7%
Risk-free interest rate	3.1%	4.7%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.17%	0.15%

Weighted average fair value at grant date	$2.19	$2.66

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
Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of seven and one-half years. An increase in the expected life will increase compensation expense.
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
Stock Options
The following table summarizes stock option activity during the thirteen weeks ended May 3, 2008 (unaudited):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$0
Granted	26,000	$10.93
Forfeited / Cancelled	(33,240)	$16.64
Exercised	—

Outstanding at May 3, 2008	1,209,211	$15.27	4.5	$237

Exercisable at May 3, 2008	429,829	$16.62	3.0	$24
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $11.46 on the last trading day of the period ended May 3, 2008 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 3, 2008, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.48 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. The total fair value of options vested during the thirteen weeks ended May 3, 2008 was $350,000.
Restricted Stock
The following table summarizes restricted stock activity during the thirteen weeks ended May 3, 2008 (unaudited):

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	41,500	$8.67
Forfeited / Cancelled	(14,292)	$12.96
Vested	(2,924)	$14.98

Non-vested Restricted Stock at May 3, 2008	309,919	$13.17
The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 3, 2008 is $3.3 million with a weighted average remaining contractual life of 6.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.9 million, which is expected to be recognized over a weighted average period of approximately 5.9 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 3, 2008 was $.04 million.
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 17,814 shares issued during the thirteen weeks ended May 3, 2008. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 3, 2008, there were 1,206,133 shares available.

NOTE 5: Assets Held for Sale

In the first quarter of fiscal 2008, the Company purchased the home of a recently hired executive for $875,000. The asset was for sale immediately upon purchase from the executive and was actively being marketed throughout the first quarter. Near the end of the first quarter the Company received an offer on the home for $805,000 subject to the normal closing process for an asset of this type. Since the offer was $70,000 below the carrying amount of the asset, the Company recorded a loss of $70,000 in the first quarter in selling, general and administrative expenses in order to value the asset at its current market value. The Company also accrued $60,000 against the market value of the asset as an estimate of the costs necessary to sell the asset.

NOTE 6: Property and Equipment

Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded as a component of operating income.

The following illustrates the breakdown of the major categories within Property and Equipment:

	May 3,	February 2,
	2008	2008
	(unaudited)
Building and building improvements	$88,511	$88,459
Furniture, fixtures and equipment	226,072	224,734
Leasehold improvements	50,218	50,859
Automobiles and vehicles	5,201	5,500
Airplane	4,697	4,697

	374,699	374,249
Less: Accumulated Depreciation and Amortization	(237,920)	(235,281)

	136,779	138,968
Construction in Progress	1,064	1,034
Land	6,183	5,983

Total Property and Equipment, at depreciated cost	$144,026	$145,985

NOTE 7: Exit and disposal activities

During the year ended February 2, 2008, we recorded a below-cost inventory adjustment of approximately $10.0 million to reduce the value of inventory to lower of cost or market in stores that were planned for closure as part of the Company’s strategic plan to improve profitability and operating margin. The adjustment was recorded in cost of goods sold in the consolidated statement of income for the year ended February 2, 2008.
Also during the year ended February 2, 2008 we closed twenty-two under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings.
During the current year, the Company expects to incur $9.8 million in lease contract termination costs, of which $1.2 million was incurred in the first quarter and charged to rent expense.
The following table illustrates the activity in the reserves (liability) related to activities discussed in the previous paragraphs (in millions):

		Additions	Utilized	Ending
	Beginning	1st Qtr	1st Qtr	Balance
	Balance	2008	2008	May 3, 2008
	February 2, 2008	(unaudited)	(unaudited)	(unaudited)
Inventory markdowns for planned store closings	$10.0		$2.8	$7.2
Lease contract termination costs	$0.6	$1.2	$0.1	$1.7

	$10.6	$1.2	$2.9	$8.9

During the course of 2008, the Company is planning approximately 75 store closings and 22 pharmacy closings (of which 17 stores and 21 pharmacies have been closed as of May 3, 2008).

NOTE 8: Accumulated other comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income includes the unrecognized prior service costs, transition obligations and actuarial gains/losses associated with our postretirement benefit plan.
The following table illustrates the activity in accumulated other comprehensive income:

	May 3,	May 2,
(in thousands)	2008	2007
	(unaudited)
Accumulated other comprehensive income	$1,040	$1,083
Amortization of postretirement benefit during quarter	(11)	(16)

Ending balance	$1,029	$1,067

Note 9: Related Party Transactions

The Company leases twelve of its store locations from Atlantic Retail Partners, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company. The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. Rent payments on these locations were $314,000 and $0 for the quarter ended May 3, 2008 and the quarter ended May 5, 2007, respectively.
Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview
During the first quarter of 2008, the Company continued its strategy of slowing growth and closing underperforming stores. This slow down in growth, coupled with the closing of underperforming stores will have a positive impact on the Company’s cash flow and operating margin over time. In the first quarter of 2008, we opened 8 new stores and closed 17 stores and 21 pharmacies. In addition we accelerated our store closing schedule by commencing going out of business sales in an additional 50 locations. These going out of business sales and the resulting store closures will be completed in the second quarter of 2008. The majority of our new store openings were in Alabama and South Carolina. We did not enter into any new states during the quarter.
Our Battleship Store Program, which was developed late in 2007 and was fully operational in the first quarter, is intended to sharpen focus on our upper tier of profit producing stores. This program is designed to reward our customers with additional benefits such as expanded selections of products, one time or one-of-a-kind type items, or special events such as treasure hunts or outdoor activities. Customer and employee appreciation are key tenets of the Battleship Program.

Also in the first quarter of 2008, we continued to focus on building our private label line of products which should build and solidify customer loyalty while simultaneously increasing gross margin. We are currently developing additional private label brand names that we believe the customer will find appealing and will become synonymous with Fred’s promise to deliver quality products at low prices.
Another key area of concentration in the quarter was our “We Got It” program, which focuses on our highest demand consumable type items (700 – 800 items). These are items that we have promised, through our “We Got It” branding campaign, to always have on our shelves and available for our customers. We continued in the first quarter of 2008 to implement supply chain and distribution procedures to ensure that our “We Got It” pledge is fulfilled.
We also began work in the first quarter on a new pricing strategy and marketing campaign. This program will focus the customer’s attention on particular items in our stores that are value priced and attractive to any budget, especially during current economic conditions. This marketing campaign will be chain-wide and will be delivered to the customer in the second and third quarters through print and media advertising as well as a specifically designed in-store signing package.
Over the course of 2008, we intend to continue with capital improvements in infrastructure, including new and existing store expansions and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades will be made in the areas of direct store delivery systems, stores POS systems, and pharmacy systems.
As previously reported, the Company expects total earnings per diluted share for 2008 to be in the range of $0.52 to $0.58 including costs in 2008 related to the announced store closings. Excluding the estimated store closing expenses of $10.8 million, earnings per diluted share for 2008 are expected to be in the range of $0.70 to $0.76. These earnings projections include the following significant events affecting the balance of the year:
•	The second year incremental raising of the federal minimum wage which will negatively impact our labor expense by approximately $5.2 million.

•	A decrease in the Mississippi State Medicaid reimbursement rate which was imposed on May 1, 2008, will have a negative impact on gross profit of $1.5 to $2.0 million.

•	The continued product mix shift to more basic and consumable type items, coupled with inflationary pressures, will continue to negatively affect gross margin.

•	The positive impact of our initiatives to drive traffic into our stores.
Key factors that will be critical to the Company’s future success include managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation, especially in regard to occupancy costs, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs. Additionally, managing the store closing process effectively and efficiently will be a key factor in delivering projected benefits in 2008 and beyond.
Other factors that will affect Company performance in 2008 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Additionally, inflated oil and gas prices continue to have a negative impact on our business in terms of reducing our customer’s disposable income, as well as increasing the cost of our petroleum based products and increasing our transportation costs. We also believe that the current housing crisis is having an impact on the disposable income of our customers and will continue to do so well into 2008. Also, the Company will again experience an initial negative impact in selling, general and administrative expenses from the second year incremental raising of the Federal minimum wage; however, the increase should be a positive factor over time because it will directly impact the disposable income of our primary customer base. We also believe that the Economic Stimulus Package of 2008 and lower interest rates could be positive factors and may benefit our customers in the upcoming quarter.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2008 and May 5, 2007
Net sales increased to $464.3 million in 2008 from $442.3 million in 2007, an increase of $22.0 million or 5.0%. The increase was attributable to comparable store sales increases of 2.1% ($9.3 million) and sales by stores not yet included as comparable stores ($12.7 million). Sales to franchisees increased $1.1 million in 2008 compared to the same quarter last year. The sales mix for the period was 31.8% Pharmaceuticals, 24.4% Household Goods, 8.7% Apparel and Linens, 15.5% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.2% Franchise. This compares with 33.2% Pharmaceuticals, 23.1% Household Goods, 10.4% Apparel and Linens, 14.2% Food and Tobacco, 8.2% Health and Beauty Aids, 8.8% Paper and Cleaning Supplies, and 2.1% Franchise for the same period last year.
Gross margin for the first quarter of 2008 was 28.5% of sales as compared to 28.7% of sales in the first quarter of 2007. The reduction in gross margin during the first quarter resulted from pricing pressures, an unfavorable shift in the product mix toward lower margin basic and consumable products, and higher inbound freight costs. These negative factors were partially offset by the positive margin effect of a mix shift in the pharmacy department from branded to generic drugs.
Selling, general and administrative expenses increased to $120.7 million in 2008 from $115.8 million in 2007. This quarter over quarter increase is primarily attributable to payroll and supplies ($3.3 million) and occupancy related costs ($0.6 million), both as a result of having more stores in the first quarter of 2008 versus the first quarter of 2007. Additionally, insurance expense ($.3 million) was unfavorable in the first quarter when compared to the prior year due to unfavorable claims experience. Also, lease related costs of closed stores

($0.7 million) were unfavorable in the first quarter when compared to the prior year quarter. On the positive side, selling, general and administrative expenses leveraged by 20 basis points as a percent of sales primarily due to controlling labor and other expenses in the stores. As a percentage of sales, expenses decreased to 26.0% of sales compared to 26.2% of sales last year.
For the first quarter of 2008, the Company incurred net interest expense of $0.2 million.
For the first quarter of 2008, the effective income tax rate was 37.3%, as compared to 33.9% in the first quarter of last year. The increase in the effective tax rate was primarily due to expiration of federal and state job related income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash provided by operating activities totaled $7.0 million during the thirteen-week period ended May 3, 2008. Cash was generated primarily from cash basis net income of $16.7 million coupled with a reduction in accounts receivable of $5.3 million. These cash inflows were partially offset by cash outflows of $15.2 million used to increase inventories for the spring and summer sales seasons.
Cash used in investing activities totaled $4.1 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($3.0 million), expenditures related to existing stores ($1.3 million) and technology and other corporate expenditures ($1.2 million). During the first quarter of 2008, we opened 8 stores, closed 17 stores and closed 21 pharmacies. We expect to open 18 stores and 15 pharmacies for the year, and expect to close 75 stores and 22 pharmacies. In 2008, the Company is planning capital expenditures totaling approximately $18.3 million. Expenditures are planned totaling approximately $11.3 million for upgrades, remodels, or new stores and pharmacies; $3.7 million for technology upgrades, $1.3 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2008 will be approximately $26.5 million.
Cash used by financing activities totaled $1.7 million and included $0.9 million in repayments under the Company’s revolving credit facility and $0.8 million for the payment of cash dividends. There were $34.9 million in borrowings outstanding at May 3, 2008 and $35.9 million in borrowings outstanding at February 2, 2008.
We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Other than statements based on historical facts, many of the matters discussed in this Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C. Sections 77z-2 and 78u-5. The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
○	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

○	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

○	Continued availability of capital and financing.

○	Competitive factors.

○	Changes in reimbursement practices for pharmaceuticals.

○	Governmental regulation.

○	Increases in fuel and utility rates.

○	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 3, 2008. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business including those mentioned in Part I “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008. There have been no material developments in those proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management, or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
Item 1A. Risk Factors
The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.
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

FRED’S, INC.
Date: June 12, 2008	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: June 12, 2008	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer