Form 10-Q
period 2008-08-02
FREDS INC
filed 2008-09-11
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 2, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [].
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
The registrant had 39,962,902 shares of Class A voting, no par value common stock outstanding as of September 11, 2008.

FRED’S, INC.
INDEX

Page No.

Part I — Financial Information

Item 1 — Financial Statements:

Condensed Consolidated Balance Sheets as of August 2, 2008 (unaudited) and February 2, 2008	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-six Weeks Ended August 2, 2008 (unaudited) and August 4, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended August 2, 2008 (unaudited) and August 4, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	17

Item 4 — Controls and Procedures	17

Part II — Other Information	17-18

Item 1 — Legal Proceedings

Item 1A — Risk Factors

Item 6 — Exhibits

Signatures	18
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	August 2,
	2008	February 2,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,555	$10,266
Receivables, less allowance for doubtful accounts of $635 and $879, respectively	28,079	30,972
Inventories	335,341	320,268
Other non-trade receivables	18,343	20,536
Prepaid expenses and other current assets	11,045	11,792

Total current assets	402,363	393,834
Property and equipment, at depreciated cost	141,575	145,985
Equipment under capital leases, less accumulated amortization of $4,928 and $4,836, respectively	39	132
Other noncurrent assets, net	10,560	10,621

Total assets	$554,537	$550,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,088	$70,416
Current portion of indebtedness	609	159
Current portion of capital lease obligations	—	126
Accrued expenses and other	44,844	39,469
Deferred income taxes	15,695	13,151

Total current liabilities	148,236	123,321
Long-term portion of indebtedness	4,937	35,653
Deferred income taxes	7,687	6,698
Other noncurrent liabilities	13,591	12,841

Total liabilities	174,451	178,513

Commitments and Contingencies
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,962,102 and 39,880,836 shares issued and outstanding, respectively	136,697	135,335
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	242,370	235,684
Accumulated other comprehensive income	1,019	1,040

Total shareholders’ equity	380,086	372,059

Total liabilities and shareholders’ equity	$554,537	$550,572

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$447,127	$424,640	$911,419	$866,902
Cost of goods sold	323,276	303,157	655,087	618,418

Gross profit	123,851	121,483	256,332	248,484

Depreciation and amortization	6,779	7,408	13,862	14,635
Selling, general and administrative expenses	115,126	108,373	228,786	216,990

Operating income	1,946	5,702	13,684	16,859

Interest income	(104)	(158)	(202)	(291)
Interest expense	181	395	452	432

Income before income taxes	1,869	5,465	13,434	16,718

Provision for income taxes	836	2,407	5,151	6,222

Net income	$1,033	$3,058	$8,283	$10,496

Net income per share
Basic	$0.03	$0.08	$0.21	$0.26

Diluted	$0.03	$0.08	$0.21	$0.26

Weighted average shares outstanding
Basic	39,617	39,864	39,710	39,851
Effect of dilutive stock options	223	118	194	123

Diluted	39,840	39,982	39,904	39,974

Dividends per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income:
Net income	$1,033	$3,058	$8,283	$10,496
Other comprehensive income (expense), net of tax postretirement plan adjustment	(11)	(16)	(22)	(32)

Comprehensive income	$1,022	$3,042	$8,261	$10,464

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$8,283	$10,496
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,862	14,635
Net (gain) loss on asset disposition	(895)	48
Provision for store closures and asset impairment	419	—
Stock-based compensation	1,093	1,117
Provision for uncollectible receivables, net	(244)	48
LIFO reserve increase	1,921	921
Deferred income tax expense (benefit)	3,533	(2,636)
Excess tax benefits (charges) from stock-based compensation	11	7
Provision for post retirement medical	(22)	(32)
(Increase) decrease in operating assets:
Trade receivables	4,786	1,545
Insurance receivables	324	982
Inventories	(17,275)	(43,546)
Other assets	749	1,620
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	22,047	161
Income taxes payable	(11)	(4,195)
Other noncurrent liabilities	750	3,003

Net cash provided by (used in) operating activities	39,331	(15,826)

Cash flows from investing activities:
Capital expenditures	(9,379)	(12,770)
Proceeds from asset dispositions	2,286	280
Insurance recoveries for replacement assets	220	650
Asset acquisition, net (primarily intangibles)	(998)	(695)

Net cash used in investing activities	(7,871)	(12,535)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(207)	(575)
Proceeds from revolving line of credit	198,370	103,086
Payments on revolving line of credit	(229,005)	(73,018)
Excess tax benefits (charges) from stock-based compensation	(11)	(7)
Proceeds from exercise of stock options and employee stock purchase plan	279	305
Cash dividends paid	(1,597)	(1,603)

Net cash provided by (used in) financing activities	(32,171)	28,188

Increase (decrease) in cash and cash equivalents	(711)	(173)
Cash and cash equivalents:
Beginning of year	10,266	2,475

End of year	$9,555	$2,302

Supplemental disclosures of cash flow information:
Interest paid	$343	$442
Income taxes paid	$500	$14,200

Non-cash investing and financial activities:
Assets acquired through term loan	$450	$1,447
Common stock issued for purchase of capital assets	$—	$432
See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: BASIS OF PRESENTATION
Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates as of August 2, 2008, 664 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 277 of the stores have full service pharmacies.
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
The results of operations for the thirteen and twenty-six week periods ended August 2, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”) issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position. The Company has also evaluated FSP No. FAS 157-2 and determined that it will have no impact on its results of operations or financial position.
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
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 141(R) will have on its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 160 will have on its results of operations or financial position.
In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Earlier adoption is available. The Company has evaluated SFAS No. 161 and determined that it will have no impact on its results of operations or financial position.
NOTE 3: INVENTORIES
Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (“FIFO”) method for goods in our stores and the cost first-in, first-out (“FIFO”) method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $33.9 million and $30.5 million at August 2, 2008 and February 2, 2008, respectively, cost was determined using the retail last-in, first-out (“LIFO”) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $17.4 million at August 2, 2008 and $15.4 million at February 2, 2008.
The Company includes an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, accounting, merchandise planning, information technology and human resources, as well as inbound freight. The total amount of expenses and inbound freight included in merchandise inventory at August 2, 2008 is $21.7 million, with the corresponding amount of $21.9 million at February 2, 2008.
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
A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stock option expense	$278	$255	$649	$739
Restricted stock expense	195	134	356	274
ESPP expense	44	52	88	104

Total stock-based compensation	$517	$441	$1,093	$1,117

Income tax benefit on stock-based compensation	111	54	226	168

The fair value of each option granted during the thirteen week and twenty-six week periods ended August 2, 2008 and August 4, 2007 (there were no grants for the thirteen weeks ended August 4, 2007), respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stock Options
Expected volatility	40.2%	N/A	40.3%	41.0%
Risk-free interest rate	3.3%	N/A	3.4%	4.4%
Expected option life (in years)	5.84	N/A	5.84	5.84
Expected dividend yield	0.49%	N/A	0.45%	0.40%

Weighted average fair value at grant date	$4.82	N/A	$4.60	$6.49

Employee Stock Purchase Plan
Expected volatility	37.8%	42.3%	39.4%	37.5%
Risk-free interest rate	3.1%	4.7%	3.1%	4.7%
Expected option life (in years)	0.5	0.5	0.38	0.38
Expected dividend yield	0.34%	0.30%	0.26%	0.23%

Weighted average fair value at grant date	$2.44	$3.36	$2.31	$3.01
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

Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 37,095 shares issued during the twenty-six weeks ended August 2, 2008. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 2, 2008, there were 1,186,852 shares available.
Stock Options
The following table summarizes stock option activity during the twenty-six weeks ended August 2, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)
Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$0
Granted	29,500	$11.03
Forfeited / Cancelled	(68,890)	$16.31

Exercised	—
Outstanding at August 2, 2008	1,177,061	$15.23	4.3	$682

Exercisable at August 2, 2008	421,929	$16.58	2.3	$55
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.12 on the last trading day of the period ended August 2, 2008 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 2, 2008, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.16 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. The total fair value of options vested during the twenty-six weeks ended August 2, 2008 was $.38 million.
Restricted Stock
The following table summarizes restricted stock activity during the twenty-six weeks ended August 2, 2008:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	71,565	$9.89
Forfeited / Cancelled	(23,897)	$13.31
Vested	(4,790)	$16.34

Non-vested Restricted Stock at August 2, 2008	328,513	$12.97
The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 2, 2008 is $4.3 million with a weighted average remaining contractual life of 6.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.0 million, which is expected to be recognized over a weighted average period of approximately 5.8 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 2, 2008 was $.08 million.

NOTE 5: ASSETS HELD FOR SALE
In the first quarter of fiscal 2008, the Company purchased the home of a recently hired executive for $874.6 thousand pursuant to its contractual obligation. The asset was sold during the second quarter for $805.0 thousand less selling and administrative expenses of $69.4 thousand. The Company incurred a loss on the sale of the asset of $139.0 thousand.
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
The following illustrates the breakdown of the major categories within Property and Equipment:

	August 2,
	2008	February 2,
	(Unaudited)	2008
Furniture, fixtures and equipment	$226,821	$224,734
Building and building improvements	88,432	88,459
Leasehold improvements	48,041	50,859
Automobiles and vehicles	5,204	5,500
Airplane	4,697	4,697

	373,195	374,249

Less: Accumulated Depreciation and Amortization	(239,888)	(235,281)

	133,307	138,968

Construction in Progress	2,085	1,034
Land	6,183	5,983

Total Property and Equipment, at depreciated cost	$141,575	$145,985

NOTE 7: EXIT AND DISPOSAL ACTIVITIES
During the course of 2008, the Company is planning approximately 75 store closings and 22 pharmacy closings (of which 67 stores and 22 pharmacies have been closed as of August 2, 2008 and seven stores are planned to close in the third quarter).
Inventory Impairment
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
Through the second quarter of fiscal year 2008, we recorded an additional below-cost inventory adjustment of $.3 million to reduce the value of inventory to lower of cost or market associated with stores that are planned to close in the third quarter and utilized $9.6 million related to the 67 stores during the twenty-six weeks ended August 2, 2008.

Lease Termination
Also during the year ended February 2, 2008 we closed 22 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.1M was utilized during the year, leaving $.6 million in the reserve at the beginning of fiscal year 2008.
Through the second quarter of fiscal year 2008, we closed 67 under performing stores and recorded lease contract termination costs of $8.7 million, of which $7.9 million was charged to rent expense and $.8 reduced the reserve for deferred rent. We also utilized $1.2 million during the period, leaving $8.1 million in the reserve at August 2, 2008.
During the current year, the Company expects to incur $8.8 million in lease contract termination costs, of which $7.9 million was incurred through the second quarter and charged to rent expense.
The following table illustrates the activity in the reserves (liability) related to activities discussed in the previous paragraphs (in millions):

	Balance at	Additions	Utilized	Balance at
	February 2,	FY08	FY08	August 2,
	2008	(Unaudited)	(Unaudited)	2008
Inventory markdowns for planned store closings	$10.0	$0.3	$9.6	$0.7
Lease contract termination liability	0.6	8.7	1.2	8.1

	$10.6	$9.0	$10.8	$8.8

Fixed Asset Impairment
During the second quarter, the Company recorded a charge of $.1 million in selling, general and administration expense for the impairment of fixed assets and leasehold improvements associated with store closures planned in the third quarter.
NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income includes the unrecognized prior service costs, transition obligations and actuarial gains/losses associated with our postretirement benefit plan.
The following table illustrates the activity in accumulated other comprehensive income:

	Twenty- Six Weeks Ended		Year Ended
	August 2,	August 4,	February 2,
(in thousands)	2008	2007	2008
Accumulated other comprehensive income	$1,040	$1,083	$1,083
Amortization of postretirement benefit	(21)	(32)	(43)

Ending balance	$1,019	$1,051	$1,040

NOTE 9: RELATED PARTY TRANSACTIONS
The Company leases eleven of its store locations from Atlantic Retail Partners, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company. The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. Rent payments on these locations were $321.5 thousand and $635.5 thousand for the quarter and year-to-date ended August 2, 2008, respectively. During quarter and year-to-date ended August 4, 2007, the Company leased only one of its store locations from Atlantic Retail Partners, LLC and incurred rent on that location of $0 and $31.7 thousand, respectively.

Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
GENERAL
Executive Overview
During the second quarter of 2008, the Company continued its previously announced strategic plan to improve profitability and operating margin. The plan, which included closing of 75 underperforming stores and 22 underperforming pharmacies, coupled with slowing growth in 2008 will have a positive impact on the Company’s cash flow and operating margin in 2008 and beyond. In the second quarter of 2008, we closed 50 stores and 1 pharmacy while opening 7 new stores and 2 new pharmacies. During 2008, we have closed 67 stores and 22 pharmacies. For the year-to-date period, the Company has opened 15 stores and three pharmacies. The remaining eight going out of business sales and the resulting store closures will be substantially completed in the third quarter of 2008. The majority of our new store openings in the quarter were in Georgia and South Carolina. We did not enter into any new states during the quarter.
Another key area of concentration in the quarter was our initiatives to improve service level and in-stock positions. Our “We Got It” program focuses on our highest demand consumable type items (700 — 800 items). These are items that we have promised, through our “We Got It” campaign, to always have on our shelves and available for our customers. We continued in the second quarter of 2008 to implement supply chain and distribution procedures to ensure that our “We Got It” pledge is fulfilled.
In the second quarter of 2008, we introduced to our customers a new pricing strategy and marketing campaign entitled “Price Alert”. This campaign focuses the customer’s attention on particular items in our stores that are value priced and attractive to any budget, especially during current economic conditions. This marketing campaign is chain-wide and is delivered to the customer via print and media advertising in addition to specifically designed in-store signage. We will continue to use the “Price Alert” campaign throughout the remainder of this year and beyond to deliver value priced products to our customers.
Our Battleship Store Program, which was developed late in 2007 and became fully operational in the first quarter, is intended to sharpen focus on our upper tier of profit producing stores. This program is designed to reward our customers with additional benefits such as expanded selections of products, one time or one-of-a-kind type items, or special events such as treasure hunts or outdoor activities. Customer and employee appreciation are key tenets of the Battleship Store Program. As this program is in its infancy, we continued in the second quarter to refine our understanding of our customers’ needs in our Battleship Stores’ markets. Along with refining our understanding of our customers needs, we continued to hone our delivery and execution of this strategy so that our Battleship Stores will help drive increased operating profit in line with the Company’s overall profit improvement strategies.
We continued in the second quarter of 2008 to focus on building our private label line of products which should build and solidify customer loyalty while simultaneously increasing gross margin. We are currently developing additional private label brand names that we believe the customer will find appealing and will become synonymous with Fred’s promise to deliver quality products at low prices. As a result of our focus in this area, in the first half of 2008, we have increased our market penetration in our private label products.
Over the course of 2008, we intend to continue with capital improvements in infrastructure, including new and existing store expansions and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades will be made in the areas of direct store delivery systems, stores POS systems, and pharmacy systems.
As previously reported, the Company expects total earnings per diluted share for 2008 to be in the range of $0.54 to $0.58 including costs in 2008 related to the announced store closings. Excluding the estimated store closing expenses of $10.8 million, earnings per diluted share for 2008 are expected to be in the range of $0.72 to $0.76. These earnings projections include the following significant events affecting the balance of the year:
•	The second year incremental raising of the federal minimum wage which occurred in the second quarter and will negatively impact our labor expense by approximately $5.2 million for the fiscal year.

•	The continued product mix shift to more basic and consumable type items, coupled with inflationary pressures, will continue to negatively affect gross margin.

•	The positive impact of our initiatives to drive traffic into our stores.
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
Other factors that will affect Company performance in 2008 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. Additionally, inflated oil and gas prices continue to have a negative impact on our business in terms of reducing our customer’s disposable income, as well as increasing the cost of our petroleum based products and increasing our transportation costs. We also believe that the current housing crisis is having an impact on the disposable income of our customers and will continue to do so throughout 2008.
It also appears that 2008 will be affected by an active hurricane season, with Hurricane Gustav making land fall in southern Louisiana over the Labor Day weekend. Initially, it appears that Hurricane Gustav did not create the kind of devastation caused by Hurricane Katrina three years ago, but did create business interruption and minor structural damage. With additional time in the current hurricane season, a risk remains that hurricanes may be a key factor affecting our business in the third quarter of 2008.
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
RESULTS OF OPERATIONS
Thirteen Weeks Ended August 2, 2008 and August 4, 2007
Net sales increased to $447.1 million in 2008 from $424.6 million in 2007, an increase of $22.5 million or 5.3%. The increase was attributable to comparable store sales increases of 4.9% ($20.8 million) and sales by stores not yet included as comparable stores ($1.7 million). Sales to franchisees increased $.6 million in 2008 compared to the same quarter last year. The sales mix for the period was 30.7% Pharmaceuticals, 25.5% Household Goods, 15.3% Food and Tobacco, 9.3% Paper and Cleaning Supplies, 9.1% Apparel and Linens, 7.9% Health and Beauty Aids, and 2.2% Franchise. This compares with

32.6% Pharmaceuticals, 23.8% Household Goods, 14.1% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 10.0% Apparel and Linens, 8.2% Health and Beauty Aids, and 2.1% Franchise for the same period last year.
Gross margin for the second quarter of 2008 was 27.7% of sales as compared to 28.6% of sales in the second quarter of 2007. The reduction in gross margin during the second quarter resulted from pricing pressures, an unfavorable shift in the product mix toward lower margin basic and consumable products, and higher inbound freight costs. These negative factors were partially offset by the positive margin effect of a mix shift in the pharmacy department from branded to generic drugs.
Selling, general and administrative expenses, including depreciation and amortization, increased to $121.9 million in 2008 from $115.8 million in 2007. This quarter over quarter increase is primarily attributable to lease write-offs related to store closures ($6.7 million) as well as additional insurance expense due to unfavorable claims experience ($0.5 million), offset by reduced depreciation ($0.6 million) resulting from less capital spending and assets written-off in store closures and increased labor and operating expense efficiencies ($0.5 million).
As a percent of sales, selling, general and administrative expenses were 27.3%, unchanged from the same period last year. Excluding net costs associated with the store restructuring program, of which $6.7 million was incurred for expected lease related liabilities, expenses were 26.4% of sales versus 27.2% in the same period last year.
For the second quarter of 2008, the Company incurred net interest expense of $0.1 million compared to $.2 million in the second quarter of 2007.
For the second quarter of 2008, the effective income tax rate was 44.7%, as compared to 44.0% in the second quarter of last year. The increase in the effective tax rate was due to the expiration of federal and state job related income tax credits, as well as timing of reserves necessary under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109”.
Twenty-six Weeks Ended August 2, 2008 and August 4, 2007
Net sales increased to $911.4 million in 2008 from $866.9 million in 2007, an increase of $44.5 million or 5.1%. The increase was attributable to comparable store sales increases of 3.5% ($30.5 million) and sales by stores not yet included as comparable stores ($14.0 million). Sales to franchisees increased $1.7 million in 2008. The sales increase was driven, in part, by the 2008 Economic Stimulus checks that were issued during the first half of 2008. The sales mix for the period was 31.3% Pharmaceuticals, 24.9% Household Goods, 15.4% Food and Tobacco, 8.9% Apparel and Linens, 9.2% Paper and Cleaning Supplies, 8.1% Health and Beauty Aids, and 2.2% Franchise. This compares with 32.9% Pharmaceuticals, 23.4% Household Goods, 14.2% Food and Tobacco, 10.2% Apparel and Linens, 9.0% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise for the same period last year.
For the twenty-six weeks ended August 2, 2008, we opened 15 new stores and 3 new pharmacies and we closed 67 stores and 22 pharmacies.
Gross profit decreased to 28.1% of sales in 2008 compared with 28.7% of sales in the prior-year period. Gross profit margin for the first six months was unfavorably affected by the same factors as listed for the second quarter.
Selling, general and administrative expenses, including depreciation and amortization, increased to $242.6 million in 2008 from $231.6 million in 2007. As a percentage of sales, expenses were positively leveraged at 26.6% of sales compared to 26.8% of sales last year. The leveraging in selling, general and administrative expenses resulted primarily from increased labor efficiency (.18%) partially offset by liquidation fees from store closings (.06%). Excluding the effect of net costs associated with the store restructuring program, expenses were 26.1% of sales versus 26.7% in the first six months last year.
For the twenty-six weeks ended August 2, 2008, the effective income tax rate was 38.3% compared to 37.2% last year. We anticipate the tax rate for the remaining two quarters of 2008 to be in the 35% to 37% range.

LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash provided by operating activities totaled $39.3 million during the twenty-six week period ended August 2, 2008 as contrasted with a $15.8 million use of cash in the same period prior year. While cash was used for our normal seasonal build up of inventories, we generated cash through our closing of 67 stores in the current year-to-date period. We also extended vendor payment periods to improve cash flows.
Cash used in investing activities totaled $7.9 million, and consisted primarily of capital expenditures associated with the store and pharmacy expansion program ($4.4 million), expenditures related to existing stores ($3.0 million) and technology and other corporate expenditures ($1.9 million). During the second quarter of 2008, we opened 7 stores and 2 pharmacies and closed 50 stores and 1 pharmacy. We expect to open 18 stores and 15 pharmacies for the year, and expect to close 75 stores and 22 pharmacies. In 2008, the Company is planning capital expenditures totaling approximately $18.3 million. Expenditures are planned totaling approximately $11.3 million for upgrades, remodels, or new stores and pharmacies; $3.7 million for technology upgrades $1.3 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2008 will be approximately $26.5 million.
Cash used by financing activities totaled $32.2 million and included $30.1 million in net repayments under the Company’s revolving credit facility and $1.6 million for the payment of cash dividends. There were $5.5 million in borrowings outstanding at August 2, 2008 and $35.9 million in borrowings outstanding at February 2, 2008.
We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, the ability to obtain additional financing.
FORWARD-LOOKING STATEMENTS
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

•	Continued availability of capital and financing.

•	Competitive factors.

•	Changes in reimbursement practices for pharmaceuticals.

•	Governmental regulation.

•	Increases in fuel and utility rates.

•	Potential adverse results in the Fair Labor Standards Act (“FSLA”) litigation described under Legal Proceedings on page 17.

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of August 2, 2008. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. Fred’s Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and court cost. In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant managers information about their rights to opt-in to the lawsuit. After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA. Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case. The cut off date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007.
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
In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business including those mentioned in Part I “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008. There have been no material developments in those proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.
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

FRED’S, INC.
Date: 9/11/2008	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: 9/11/2008	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer