Form 10-Q
period 2008-11-01
FREDS INC
filed 2008-12-11
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 1, 2008.
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
The registrant had 39,972,687 shares of Class A voting, no par value common stock outstanding as of December 11, 2008.

FRED’S, INC.
INDEX

Page No.

Part I — Financial Information

Item 1 — Financial Statements:

Condensed Consolidated Balance Sheets as of November 1, 2008 (unaudited) and February 2, 2008	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 1, 2008 (unaudited) and November 3, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2008 (unaudited) and November 3, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	19

Item 4 — Controls and Procedures	19

Part II — Other Information	19-20

Item 1 — Legal Proceedings
Item 1A — Risk Factors
Item 6 — Exhibits

Signatures	21

EX-10.18
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	November 1,
	2008	February 2,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,508	$10,266
Receivables, less allowance for doubtful accounts of $735 and $879, respectively	29,608	30,972
Inventories	372,812	320,268
Other non-trade receivables	18,360	20,536
Prepaid expenses and other current assets	13,436	11,792

Total current assets	442,724	393,834
Property and equipment, at depreciated cost	141,205	145,985
Equipment under capital leases, less accumulated amortization of $4,928 and $4,836, respectively	39	132
Other noncurrent assets, net	11,187	10,621

Total assets	$595,155	$550,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,946	$70,416
Current portion of indebtedness	257	159
Current portion of capital lease obligations	—	126
Accrued expenses and other	42,906	39,469
Deferred income taxes	17,543	13,151

Total current liabilities	181,652	123,321
Long-term portion of indebtedness	4,902	35,653
Deferred income taxes	8,727	6,698
Other noncurrent liabilities	14,215	12,841

Total liabilities	209,496	178,513

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,972,687 and 39,880,836 shares issued and outstanding, respectively	136,991	135,335
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	247,660	235,684
Accumulated other comprehensive income	1,008	1,040

Total shareholders’ equity	385,659	372,059

Total liabilities and shareholders’ equity	$595,155	$550,572

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$418,036	$419,913	$1,329,455	$1,286,815
Cost of goods sold	293,850	294,993	948,937	913,411

Gross profit	124,186	124,920	380,518	373,404

Depreciation and amortization	6,367	7,088	20,229	21,723
Selling, general and administrative expenses	108,416	110,642	337,202	327,632

Operating income	9,403	7,190	23,087	24,049

Interest income	(35)	(123)	(237)	(414)
Interest expense	94	476	546	908

Income before income taxes	9,344	6,837	22,778	23,555

Provision for income taxes	3,255	2,230	8,406	8,452

Net income	$6,089	$4,607	$14,372	$15,103

Net income per share
Basic	$0.15	$0.12	$0.36	$0.38

Diluted	$0.15	$0.12	$0.36	$0.38

Weighted average shares outstanding
Basic	39,639	39,844	39,687	39,826
Effect of dilutive stock options	231	80	206	74

Diluted	39,870	39,924	39,893	39,900

Dividends per common share	$0.02	$0.02	$0.06	$0.06

Comprehensive income:
Net income	$6,089	$4,607	$14,372	$15,103
Other comprehensive income (expense), net of tax postretirement plan adjustment	(10)	(16)	(32)	(48)

Comprehensive income	$6,079	$4,591	$14,340	$15,055

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net income	$14,372	$15,103
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,229	21,723
Net (gain) loss on asset disposition	(850)	(21)
Provision for store closures and asset impairment	419	—
Stock-based compensation	1,249	1,589
Provision for uncollectible receivables, net	(143)	82
LIFO reserve increase	2,738	1,778
Deferred income tax expense (benefit)	6,421	(1,546)
Excess tax benefits (charges) from stock-based compensation	14	8
Provision for post retirement medical	(32)	(48)
(Increase) decrease in operating assets:
Trade receivables	2,451	(3,622)
Insurance receivables	834	1,397
Inventories	(55,563)	(84,740)
Other assets	(1,644)	(1,121)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	53,967	45,250
Income taxes payable	—	(4,198)
Other noncurrent liabilities	1,374	3,196

Net cash provided by (used in) operating activities	45,836	(5,170)

Cash flows from investing activities:
Capital expenditures	(14,386)	(25,048)
Proceeds from asset dispositions	2,163	429
Insurance recoveries for replacement assets	384	841
Asset acquisition, net (primarily intangibles)	(2,713)	(745)

Net cash used in investing activities	(14,552)	(24,523)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(418)	(1,549)
Proceeds from revolving line of credit	215,213	223,703
Payments on revolving line of credit	(245,848)	(176,571)
Excess tax benefits (charges) from stock-based compensation	(14)	(8)
Proceeds from exercise of stock options and employee stock purchase plan	421	467
Repurchase of treasury shares	—	(4,371)
Cash dividends paid	(2,396)	(2,406)

Net cash provided by (used in) financing activities	(33,042)	39,265

Increase (decrease) in cash and cash equivalents	(1,758)	9,572
Cash and cash equivalents:
Beginning of year	10,266	2,475

End of year	$8,508	$12,047

Supplemental disclosures of cash flow information:
Interest paid	$364	$879
Income taxes paid	$1,377	$18,200

Non-cash investing and financial activities:
Assets acquired through term loan	$274	$6,065
Common stock issued for purchase of capital assets	$—	$1,173
See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: BASIS OF PRESENTATION
Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of November 1, 2008, 658 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 278 of the stores have full service pharmacies.
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
The results of operations for the thirteen and thirty-nine week periods ended November 1, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”) issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position. The Company has also evaluated FSP No. FAS 157-2 and determined that it will have no impact on its results of operations or financial position. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FASB 157-3”). FSP 157-3 clarifies the application of FASB 157 when the market for a financial asset is inactive. The guidance in FASB 157-3 is effective immediately and has no effect on our financial statements.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that this statement will have no impact on its results of operations or financial position.
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
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has evaluated SFAS No. 141(R) and determined it will have no impact its results of operations or financial position.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has evaluated SFAS No. 160 and determined it will have no impact its results of operations or financial position.
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
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which became effective in November 2008. This statement identifies the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company has determined that this statement will not materially effect its financial statements.
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
Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (“shrink”), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate in the determination of the cost value of inventory.

The Company calculates shrink based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $31.5 million and $31.1 million at November 1, 2008 and February 2, 2008, respectively, cost was determined using the retail last-in, first-out (“LIFO”) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $18.2 million at November 1, 2008 and $15.4 million at February 2, 2008.
The Company includes an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, accounting, merchandise planning, information technology and human resources, as well as inbound freight. The total amount of expenses and inbound freight included in merchandise inventory at November 1, 2008 is $24.3 million, with the corresponding amount of $21.9 million at February 2, 2008.
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

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stock option expense (income)	$(85)	$280	$564	$1,019
Restricted stock expense	197	140	552	414
ESPP expense	44	52	133	156

Total stock-based compensation	$156	$472	$1,249	$1,589

Income tax benefit on stock-based compensation	79	56	305	224
The fair value of each option granted during the thirteen week and thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stock Options
Expected volatility	39.0%	42.9%	40.2%	42.8%
Risk-free interest rate	3.4%	4.1%	3.4%	4.1%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	0.50%	0.40%	0.45%	0.40%

Weighted average fair value at grant date	$5.87	$4.56	$4.66	$4.68

Employee Stock Purchase Plan
Expected volatility	33.5%	40.3%	37.4%	37.4%
Risk-free interest rate	3.1%	4.8%	3.1%	4.7%
Expected option life (in years)	0.75	0.75	0.50	0.50
Expected dividend yield	0.51%	0.39%	0.34%	0.30%

Weighted average fair value at grant date	$2.54	$4.62	$2.39	$3.17
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
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 54,274 shares issued during the thirty-nine weeks ended November 1, 2008. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of November 1, 2008, there were 1,169,673 shares available.
Stock Options
The following table summarizes stock option activity during the thirty-nine weeks ended November 1, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (Years)	(Thousands)

Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$0
Granted	31,000	$11.20
Forfeited / Cancelled	(98,200)	$16.55
Exercised	(1,200)	$13.86

Outstanding at November 1, 2008	1,148,051	$15.19	4.0	$448

Exercisable at November 1, 2008	696,104	$16.69	2.8	$119
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $12.25 on the last trading day of the period ended November 1, 2008 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of November 1, 2008, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $947.3 thousand, which is expected to be recognized over a weighted average period of approximately 3.5 years. The total fair value of options vested during the thirty-nine weeks ended November 1, 2008 was $2.20 million.

Restricted Stock
The following table summarizes restricted stock activity during the thirty-nine weeks ended November 1, 2008:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	71,565	$9.89
Forfeited / Cancelled	(29,806)	$13.55
Vested	(11,628)	$13.31

Non-vested Restricted Stock at November 1, 2008	315,766	$12.98
The aggregate pre-tax intrinsic value of restricted stock outstanding as of November 1, 2008 is $3.9 million with a weighted average remaining contractual life of 6.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 5.6 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended November 1, 2008 was $154.8 thousand.
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

The following illustrates the breakdown of the major categories within Property and Equipment:

	November 1,
	2008	February 2,
	(Unaudited)	2008

Furniture, fixtures and equipment	$229,186	$224,734
Building and building improvements	90,728	88,459
Leasehold improvements	49,130	50,859
Automobiles and vehicles	5,268	5,500
Airplane	4,697	4,697

	379,009	374,249

Less: Accumulated Depreciation and Amortization	(245,638)	(235,281)

	133,371	138,968

Construction in Progress	1,501	1,034
Land	6,333	5,983

Total Property and Equipment, at depreciated cost	$141,205	$145,985

NOTE 7: EXIT AND DISPOSAL ACTIVITIES
During the course of 2008, the Company has closed 74 stores and 22 pharmacies pursuant to its restructuring plan announced February 6, 2008. One additional store is scheduled for closure in the fourth quarter bringing the total number of store closures to 75.
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
In the second quarter of fiscal year 2008, we recorded an additional below-cost inventory adjustment of $.3 million to reduce the value of inventory to lower of cost or market associated with stores that closed in the third quarter and utilized $10.2 million related to the 74 stores closed during the thirty-nine weeks ended November 1, 2008.
Lease Termination
Also during the year ended February 2, 2008 we closed 22 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.1M was utilized during the year, leaving $.6 million in the reserve at the beginning of fiscal year 2008.
Through the third quarter of fiscal year 2008, we closed 74 under performing stores and recorded lease contract termination costs of $9.4 million, of which $8.5 million was charged to rent expense and $.9 reduced the liability for deferred rent. We also utilized $5.8 million during the period, leaving $4.2 million in the reserve at November 1, 2008. During the fourth quarter, the Company expects to incur $.3 million in lease contract termination costs related to the remaining store closure.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

				Ending
	Balance at	Additions	Utilized	Balance
	February 2,	FY08	FY08	November 1,
	2008	(Unaudited)	(Unaudited)	2008

Inventory markdowns for planned store closings	$10.0	$0.3	$10.2	$0.1
Lease contract termination liability	0.6	9.4	5.8	4.2

	$10.6	$9.7	$16.0	$4.3

Fixed Asset Impairment
During the second quarter, the Company recorded a charge of $.1 million in selling, general and administration expense for the impairment of fixed assets and leasehold improvements associated with store closures that occurred in the third quarter. There were no fixed asset impairment charges incurred during the third quarter.
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
The following table illustrates the activity in accumulated other comprehensive income:

	Thirty-Nine Weeks Ended		Year Ended
	November 1,	November 3,	February 2,
(in thousands)	2008	2007	2008

Accumulated other comprehensive income	$1,040	$1,083	$1,083
Amortization of postretirement benefit	(32)	(32)	(43)

Ending balance	$1,008	$1,051	$1,040

NOTE 9: RELATED PARTY TRANSACTIONS
The Company leases twelve of its store locations from Atlantic Retail Partners, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company. The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. Rent payments on these locations were $326.9 thousand and $999.6 thousand for the quarter and year-to-date ended November 1, 2008, respectively.
During the third quarter ended November 3, 2007, Atlantic Retail Partners, LLC purchased the land and building occupied by 13 Fred’s stores. Rent payments on these locations were $128.5 thousand and $160.2 thousand for the quarter and year-to-date ended November 3, 2007, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Executive Overview
During the third quarter of 2008, the Company continued its previously announced strategic plan to improve profitability and operating margin. Management believes that plan, which included the closing of 75 underperforming stores and 22 underperforming pharmacies, coupled with slowing growth in 2008, will have a positive impact on the Company’s cash flow and operating margin in 2008 and beyond. In the third quarter of 2008, we closed 7 stores while opening 1 new store and 2 new pharmacies. During 2008, we closed a total of 74 stores and 22 pharmacies and have opened 17 stores and 5 pharmacies. The one remaining going out of business sale and the resulting store closure will be substantially completed in the fourth quarter of 2008. Our new store and pharmacy openings in the quarter were in Louisiana and Arkansas. We did not enter into any new states during the quarter.
Another key area of concentration in the third quarter was our initiative to improve service level and in-stock positions. Our “We Got It” program focuses on our highest demand consumable type items (700 — 800 items). These are items that we have promised, through our “We Got It” campaign, to always have on our shelves and available for our customers. We continued in the third quarter of 2008 to implement supply chain and distribution procedures to ensure that our “We Got It” pledge is fulfilled.
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
Our Battleship Store Program, which was developed late in 2007 and became fully operational in the first quarter, is intended to sharpen focus on our upper tier of profit producing stores. This program is designed to reward our customers with additional benefits such as expanded selections of products, one time or one-of-a-kind type items, or special events such as treasure hunts or outdoor activities. Customer and employee appreciation are key tenets of the Battleship Store Program. As this program is in its infancy, we continued in the third quarter to refine our understanding of our customers’ needs in our Battleship Stores’ markets. Along with refining our understanding of our customers needs, we continued to hone our delivery and execution of this strategy so that our Battleship Stores will help drive increased operating profit in line with the Company’s overall profit improvement strategies.
We continued in the third quarter of 2008 to focus on building our private label line of products which should build and solidify customer loyalty while simultaneously increasing gross margin. We are currently developing additional private label brand names that we believe the customer will find appealing and will become synonymous with Fred’s promise to deliver quality products at low prices. As a result of our focus in this area, we continue to increase our market penetration in our private label products.
Over the remainder of 2008, we intend to continue with capital improvements in infrastructure, including existing store expansions and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades will be made in the areas of direct store delivery systems, stores point of sale systems, and pharmacy systems.
The Company expects total earnings per diluted share for 2008 to be in the range of $0.54 to $0.57 including costs in 2008 related to our announced store closings. Excluding the estimated store closing expenses of $10.8 million, earnings per diluted share for 2008 are expected to be in the range of $0.72 to $0.76. These earnings projections include the following significant events affecting the balance of the year:
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
Other factors that will affect Company performance in 2008 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. We also believe that the housing crisis and economic recession are having an impact on the disposable income of our customers. However, we believe falling fuel prices have been the one economic bright spot in the third quarter, and have to some extent eased the enormous economic pressures being felt by consumers.
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
RESULTS OF OPERATIONS
Thirteen Weeks Ended November 1, 2008 and November 3, 2007
Net sales decreased to $418.0 million in 2008 from $419.9 million in 2007, a year-over-year decline of $1.9 million or .4% reflecting the Company’s store closing program. Excluding stores closed in 2008, sales increased 4.0% over third quarter last year. The increase was attributable to comparable store sales increase of 1.4% ($5.8 million) and sales by stores not yet included as comparable stores ($10.7 million). Sales to franchisees increased $.8 million in 2008 compared to the same quarter last year. The sales mix for the period was 33.7% Pharmaceuticals, 21.7% Household Goods, 16.4% Food and Tobacco, 9.9% Paper and Cleaning Supplies, 7.7% Apparel and Linens, 8.2% Health and Beauty Aids, and 2.4% Franchise. This compares with 33.9% Pharmaceuticals, 22.4% Household Goods, 14.8% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 9.2% Apparel and Linens, 8.2% Health and Beauty Aids, and 2.3% Franchise for the same period last year.
Gross margin for the third quarter of 2008 was 29.7% of sales, unchanged from the third quarter of last year. Gross margin during the third quarter was unfavorably impacted by continued pricing pressures, an unfavorable shift in the product mix toward lower margin basic and consumable products, and higher inbound freight costs. These negative factors were partially offset by the positive margin effect of a mix shift in the pharmacy department from branded to generic drugs.
Selling, general and administrative expenses, including depreciation and amortization, decreased to $114.8 million in 2008 from $117.7 million in 2007. This quarter over quarter decrease is primarily attributable to managing costs in our stores by increasing labor efficiencies, which resulted in a 43 basis point reduction in store labor as a percentage of store sales from 9.78% for the third quarter of 2007 to 9.35% for the third quarter of 2008. Additionally, overall expense efficiencies in store operations reduced store expenses from 25.95% of sales in the third quarter of 2007 to 24.84% in the same period in 2008.
As a percent of sales, selling, general and administrative expenses were 27.4%, down from 28.0% in the third quarter of 2007. This leveraging of selling, general and administrative expenses resulting primarily from the labor efficiencies mentioned in the previous paragraph.
For the third quarter of 2008, the Company incurred net interest expense of $0.1 million compared to $.4 million in the third quarter of 2007. This reduction in interest expense is due to less borrowing under our operational line of credit.
For the third quarter of 2008, the effective income tax rate was 34.9%, as compared to 32.6% in the third quarter of last year. The increase in the effective tax rate was primarily due to the expiration of certain federal and state job related income tax credits.
Thirty-Nine Weeks Ended November 1, 2008 and November 3, 2007
Net sales increased to $1,329.5 million in 2008 from $1,286.8 million in 2007, an increase of $42.7 million or 3.3%. Excluding stores closed in 2008, sales increased 5.6% over last year. The increase was attributable to comparable store sales increases of 2.9% ($35.3 million) and sales by stores not yet included as comparable stores ($32.9 million). Sales to franchisees increased $2.5 million in 2008. The sales increase was driven, in part, by the 2008 Economic Stimulus checks that were issued during the first half of 2008 in addition to our previously discussed initiatives to improve our in-store positions and to drive customer traffic. The sales mix for the period was 32.0% Pharmaceuticals, 23.9% Household Goods, 15.7% Food and Tobacco, 9.4% Paper and Cleaning Supplies, 8.6% Apparel and Linens, 8.1% Health and Beauty Aids, and 2.3% Franchise. This compares with 33.2% Pharmaceuticals, 23.1% Household Goods, 14.4% Food and Tobacco, 9.9% Apparel and Linens, 9.1% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.1% Franchise for the same period last year.
For the thirty-nine weeks ended November 1, 2008, we opened 17 new store and 5 new pharmacies and we closed 74 stores and 22 pharmacies.
Gross profit decreased to 28.6% of sales in 2008 compared with 29.0% of sales in the prior-year period. Gross profit margin for the first nine months was unfavorably affected by the same factors as listed above for the third quarter.
Selling, general and administrative expenses, including depreciation and amortization, increased to $357.4 million in 2008 from $349.4 million in 2007. As a percentage of sales, expenses were positively leveraged at 26.9% of sales compared to 27.2% of sales last year. The leveraging in selling, general and administrative expenses resulted primarily from increased labor efficiency in the stores, which resulted in a 56 basis point reduction in store labor as a percentage of store sales from 9.35% in 2007 to 8.79% in 2008. Excluding the effect of net costs associated with the store restructuring program, expenses were 26.3% of sales versus 27.0% in the first nine months last year.
For the thirty-nine weeks ended November 1, 2008, the effective income tax rate was 36.9% compared to 35.9% last year. The increase in the yearly tax rate is due to the same factors that affected the third quarter as mentioned above. We anticipate the tax rate for 2008 to be in the 35% to 37% range.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash provided by operating activities totaled $45.8 million during the thirty-nine week period ended November 1, 2008 as contrasted with a $5.2 million use of cash in the same period prior year. While cash was used for our normal seasonal build up of inventories, we generated cash through our closing of 74 stores in the current year-to-date period. We have also implemented new programs to better manage our Accounts Payable processes in order to improve cash flows.

Cash used in investing activities totaled $14.6 million, and consisted primarily of expenditures related to existing stores ($6.4 million), capital expenditures associated with the store and pharmacy expansion program ($5.3 million) and technology and other corporate expenditures ($1.3 million). During the third quarter of 2008, we opened 1 store and 2 pharmacies and closed 7 stores. We expect to open 18 stores and 15 pharmacies for the year and expect to close 75 stores and 22 pharmacies. In 2008, the Company is planning capital expenditures totaling approximately $18.3 million. Expenditures are planned totaling approximately $11.3 million for upgrades, remodels, or new stores and pharmacies; $3.7 million for technology upgrades, and $1.3 million for distribution center equipment and capital replacements. In addition, the Company also plans expenditures of $2.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2008 will be approximately $26.5 million.
Cash used by financing activities totaled $33.0 million and included $30.6 million in net repayments under the Company’s revolving credit facility and $2.4 million for the payment of cash dividends. There were $5.2 million in borrowings outstanding at November 1, 2008 related to real estate transactions. At February 2, 2008, we had $35.9 million in borrowings outstanding, $5.3 million related to real estate transactions and $30.6 outstanding under our operating line of credit.
On September 16, 2008, the Company and Regions Bank entered into a Ninth Loan Modification to Credit Agreement (Restated) and Promissory Note of the Revolving Loan and Credit Agreement which decreased the credit line from $75 million to $60 million.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

•	Continued availability of capital and financing.

•	Competitive factors.

•	Changes in reimbursement practices for pharmaceuticals.

•	Governmental regulation.

•	Increases in fuel and utility rates.

•	Potential adverse results in the Fair Labor Standards Act (“FSLA”) litigation described under Legal Proceedings on page 18.

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of November 1, 2008. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company is and will continue to vigorously defend these actions in this matter. Discovery is closed. The Company will seek decertification of the class, and the Company will file a number of motions for summary judgment against various claimants. These motions are due to be filed by January 21, 2009. The parties have agreed to submit this dispute to mediation, which is scheduled for January 21-22, 2009.
In August 2007, a lawsuit entitled Julia Atchinson, et al. v. Fred’s Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former Fred’s Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs. The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on. The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter.
In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seek compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have not yet been filed and the judge has not ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter.
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
Item 6. Exhibits

Exhibits:
10.18	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a—14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.
Date: December 11, 2008	/s/ Michael J. Hayes
Michael J. Hayes
Chief Executive Officer

Date: December 11, 2008	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer