Form 10-K
period 2009-01-31
FREDS INC
filed 2009-04-16
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2009
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
Preferred Share Purchase Rights
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐` (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 1, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $483 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.
As of April 15, 2009, there were 40,011,557 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of April 15, 2009, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2009 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and variations of such words and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
o	Economic and weather conditions which effect buying patterns of our customers and supply chain efficiency;
o	Changes in consumer spending and our ability to anticipate buying patterns and anticipate and implement appropriate inventory strategies;
o	Continued availability of capital and financing;
o	Competitive factors;
o	Changes in reimbursement factors for pharmaceuticals;
o	Governmental regulation;
o	Increase in fuel and utility rates;
o	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part I, ITEM 1A “Risk Factors” herein.
Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I
ITEM 1: Business
General
FRED’S, founded in 1947, operates 639 (as of January 31, 2009) discount general merchandise stores in fifteen states primarily in the southeastern United States. FRED’S stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 82% of FRED’S stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 284 of the Company’s stores (as of January 31, 2009). The Company also markets goods and services to 24 franchised “FRED’S” stores. The Company is headquartered in Memphis, Tennessee.
FRED’S stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “FRED’S” label products and lower priced off-brand products. FRED’S management believes its customers shop FRED’S stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. FRED’S stores have average selling space of 14,590 square feet and had average sales of $2,815,000 in fiscal 2008. No single store accounted for more than 1.0% of net sales during fiscal 2008.
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
Wide variety of frequently purchased, basic merchandise — FRED’S combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacies in many of its stores.
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
Convenient shopper-friendly environment — FRED’S stores are typically located in convenient shopping and/or residential areas. Approximately 43% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. FRED’S stores are of a manageable size, and have an understandable store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of its stores, we provide a full selection of merchandise to our customer.
Expansion Strategy
The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area. As part of the Company’s continuing operations, we perform research to discover potential underperforming stores. The Company uses such research and analysis to identify potential store closures.
FRED’S opened 21 stores and closed 74 stores in 2008. The majority of new stores opened in 2008 were located in Mississippi, Alabama, Georgia and South Carolina. The Company’s new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $600,000 for inventory, furniture, fixtures, equipment and leasehold improvements.
In 2008, the Company added 11 new pharmacies and closed 23 pharmacies. Approximately 44% of FRED’S stores as of January 31, 2009 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will move to FRED’S, thereby providing continuity in the pharmacist-patient relationship. In 2009, the Company plans to continue our conservative expansion approach and intends to open approximately 12 - 16 stores and 10 - 14 pharmacies.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2008	2007	2006	2005	2004

Stores open at beginning of period	692	677	621	563	488
Store opened/acquired during period	21	35	59	65	81
Stores closed during period	(74)	(20)	(3)	(7)	(6)

Stores open at end of period	639	692	677	621	563

Number of stores with pharmacies at end of period	284	296	289	275	258

Square feet of selling space at end of period (in thousands)	9,323	10,215	9,946	9,091	8,270

Average square feet of selling space per store	14,590	15,239	15,290	15,269	15,267

Franchise stores at end of period	24	24	24	24	25
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
Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. At any given time the Company has approximately 25 stores that are designated as Xpress locations. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2008, 2007, and 2006 were 2.3%, 2.7%, and 3.1%, respectively, and gross profit, as a percentage of total gross profit for the same time period was 2.1%, 2.4%, and 2.3%, respectively.
Merchandising and Marketing
The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 62 year history, enables the Company to compete very effectively in its region.
Management believes that FRED’S has a distinctive niche in that it offers a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in our high-traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. The depth and variety in these departments is a promise of our “We Got It” program, which ensures that we have our highest demand consumable items (700 — 800 items) on our shelves and available to our customers.
Purchasing
The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the Executive Vice President and General Merchandise Manager through two Divisional Senior Vice Presidents of Merchandising. The Merchandising Department is supported by a staff of 24 merchants and assistants. The buyers are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory, all of which are intended to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising Department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The Merchandising Department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions.
The Company purchased approximately 14% in 2008, 13% in 2007 and 12% in 2006 of the Company’s warehouse purchases from Procter and Gamble. The Company believes that adequate alternative sources of products are available for these categories of merchandise.
During 2008, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2008, 2007, and 2006 approximately 37%, 36%, and 37%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2012. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.
Excluding the purchases made from our pharmaceutical supplier and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 4% of the Company’s total purchases for the years 2008, 2007, and 2006.
Sales Mix
The Company’s sales, which occur through Company owned stores and to franchised FRED’S stores, constitute a single reportable operating segment.
The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Pharmaceuticals	31.7%	32.2%	31.9%
Household Goods	24.8%	24.8%	24.7%
Food and Tobacco Products	15.5%	14.2%	13.0%
Paper and Cleaning Supplies	9.2%	8.8%	8.6%
Apparel and Linens	8.6%	9.9%	11.7%
Health and Beauty Aids	8.0%	8.0%	8.0%
Sales to Franchised Fred’s Stores	2.2%	2.1%	2.1%

Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2008, the average customer transaction size for comparable stores was approximately $19.05, and the number of customer transactions totaled approximately 88 million. The average transaction size was approximately $18.75 in 2007 and $18.57 in 2006.
Our private label or Own Brand products includes household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products. Private label products sold constituted approximately 6.6% of total sales in 2008 compared to 3.0% in 2007 and 2006. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2008 strategic plan, we expanded our private label program and plan to continue that expansion in 2009. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The Company sells merchandise to its 24 franchised “FRED’S” stores. These sales during the last three years totaled approximately $39.6 million in 2008, $37.3 million in 2007, and $36.5 million in 2006. Franchise and other fees earned totaled approximately $2.1 million in 2008, $2.0 million in 2007, and $2.0 million in 2006. These fees represent a reimbursement for use of the FRED’S name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network in the future.

Advertising and Promotions
Net advertising and promotion costs represented approximately 1.2% of net sales in 2008 and 1.5% of net sales in 2007 and 2006. The Company uses direct mail, television, radio and select newspaper advertising to deliver the FRED’S value message. The Company utilizes 16 page full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.
The Company’s buyers have discretion to mark down slow moving items. The Company offers regular clearances of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases.
Store Operations
All FRED’S stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (excluding the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are open only until 6:00 p.m. Each FRED’S store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company’s 38 district managers and 5 Regional Vice Presidents supervise the management and operation of FRED’S stores.
FRED’S operates 284 pharmacies (as of January 31, 2009), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 11 healthcare managers (equivalent to district managers at the store level). The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the pharmacy department, in addition to the 41 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.
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
Inventory Control
The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. The Merchandising arm of the system uses the data received from the stores to provide integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. The Company conducts annual physical inventory counts at all FRED’S stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to ensure replenishment accuracy.
Distribution
The Company has an 850,000 square foot centralized distribution center in Memphis, Tennessee that services 348 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 291 stores (see “Properties” below). Approximately 47% of the merchandise received by FRED’S stores in 2008 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.
Seasonality
Our business is somewhat seasonal in that the Company’s sales volume is heavier around the first of the calendar month. Many of the customers who shop at FRED’S stores rely on government aid, social security, and other means that are typically paid at the first of the month. These governmental payment cycles coupled with the distribution of our newspaper-advertising circular are major factors in concentrating sales earlier in the calendar month. Generally, the highest volume of sales and net income occur in the fourth fiscal quarter, coincident with the holiday shopping season.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter. All of the quarters below are comprised of 13 weeks except for the 4th quarter of fiscal 2006 which is comprised of 14 weeks due to the 53 week year ending February 3, 2007.

For the year ended:	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
January 31, 2009
Net Sales	25.8%	24.9%	23.2%	26.1%
Gross Profit	26.3%	24.6%	24.7%	24.4%
Operating Profit *	44.6%	7.4%	35.7%	12.3%
Net Income *	43.6%	6.2%	36.6%	13.6%

February 2, 2008
Net Sales	24.8%	23.8%	23.6%	27.8%
Gross Profit	25.9%	24.8%	25.5%	23.8%
Operating Profit (Loss)*	67.8%	34.6%	43.7%	-46.1%
Net Income (Loss) *	69.4%	28.5%	43.0%	-40.9%

February 3, 2007
Net Sales	24.0%	23.4%	23.5%	29.1%
Gross Profit	24.2%	23.3%	24.1%	28.4%
Operating Profit	27.0%	15.2%	22.7%	35.1%
Net Income	27.3%	16.1%	22.3%	34.3%

* Results include certain charges for the closings of 75 stores in 2008 and 17 stores in 2007 (see Item 7 “Exit and Disposal Activities” section) and implementation of FIN 48, primarily in the fourth quarter of 2007 and the second quarter of 2008.
Employees
At January 31, 2009, the Company had approximately 9,979 full-time and part-time employees, comprised of 927 corporate and distribution center employees and 9,052 store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by the UNITE-HERE union pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2008. The Company believes that it continues to have good relations with all of its employees.
Competition
The discount retail merchandise business is highly competitive. We compete in respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Statement Regarding Forward-Looking Disclosures” and “Item 1A — Risk Factors”.
Government Regulation
As a publicly traded Company, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules and regulations promulgated by the SEC, as well as the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.
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
Licensure and Regulation of Retail Pharmacies

There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”). Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance. Additionally, the Drug Enforcement Agency (“DEA”) requires that controlled substances be monitored and controlled at all times.
As a provider of Medicare prescription drug plan benefits, we are subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In the future we may also be subject to changes to various state insurance laws and regulations in connection with the Company’s pharmacy operations.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal year 2008, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.
Available Information
Our website address is http://www.fredsinc.com. We make available through this website, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC.

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
Our business is somewhat seasonal.
We typically realize a significant portion of our net sales and net income during the Christmas selling season in the fourth quarter. Our inventories and short-term borrowings increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below seasonal norms. If for any reason our fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.
We operate in a competitive industry.
We are in a highly competitive sector of the discount retail merchandise business. This competitive environment subjects us to the risk of reduced profitability because of lower prices, and lower margins, required to maintain our competitive position. We compete with discount stores and with many other retailers, including department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores, some of whom may have greater resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced merchandise to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.
Changes in third-party reimbursements, including government programs, could adversely affect our business.
A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 31, 2009 and February 2, 2008, 31.7% of our sales were derived from pharmaceutical sales. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, and in light of a worsening economy, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.
Changes in consumer demand and product mix and changes in overall economic conditions could adversely affect our business.
Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels, rising foreclosure rates, rising fuel prices, or changes in government aid, social security, and other means that many of our customers rely upon may adversely affect the spending of our consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. We might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect our sales and gross profit performance. In addition, increases in fuel and continued increases in energy costs would increase our transportation costs and overall cost of doing business and could adversely affect the our financial statements as a whole.
Natural disasters or unusually adverse weather conditions could affect our business.
Unusually adverse weather conditions, natural disasters or similar disruptions, could significantly reduce our net sales. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers. A number of our stores are located in areas that are susceptible to hurricanes and tornadoes.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.
We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a significant portion of our inventory from foreign suppliers, principally in the Far East. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Procter and Gamble and several large import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our operations and results.
Delays and costs of operating new stores and distribution facilities could have an adverse impact on our business.
We maintain two distribution facilities in our geographic territory, and plan on constructing new facilities as needed to support our growth. One of our key business strategies is to expand our base of retail stores. We plan on expanding and refreshing our network of stores through new store openings and remodeling existing stores each year. Delays in opening stores or delays in opening distribution facilities to service those new stores could adversely affect our future operations by slowing growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, fuel and transportation, and other operating costs, could have an adverse impact on us.
Operational difficulties could disrupt our business.
Our stores are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales and/or margin. In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process could negatively impact store operations. Our operation depends on a variety of information technology systems for the efficient functioning of its business. We rely on certain software vendors to maintain and upgrade these systems as needed. We rely on telecommunications carriers to gather and disseminate our operations information. The disruption or failure of these systems or carriers could negatively impact our operations.
Use of a single supplier of pharmaceutical products and our ability to negotiate satisfactory terms could adversely affect our business.
We have a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, changes in terms, or an industry-wide change in wholesale business practices, including those of our supplier, could have a material adverse effect on our operations.
Higher than expected costs and not achieving our targeted results associated with the implementation of new programs, systems and technology could adversely affect our business.
We are undertaking a variety of operating initiatives as well as infrastructure initiatives. The failure to properly execute any of these initiatives could have an adverse impact on our future operating results.
Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs; trade restrictions, tariffs, quotas and freight rates could adversely affect our business.
Unanticipated changes in federal or state wage requirements or other changes in workplace regulation could adversely impact our ability to achieve our financial targets. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact our ability to achieve anticipated operating results.
We depend on the success of our new store opening program for a portion of our growth.
Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Unavailability of store locations that we deem attractive, delays in the acquisition or opening of new stores, difficulties in staffing and operating new store locations and lack of customer acceptance of stores in expanded market areas all may negatively impact our new store growth, the costs associated with new stores and/or the profitability of new stores. Our ability to renew or enter into new leases on favorable terms could affect costs of operations or slow store expansions.

Changes in our ability to attract and retain employees, and changes in health care and other insurance costs could adversely affect our business.
Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees.
Adverse impacts associated with legal proceedings and claims could affect our business.
We are a party to a variety of legal proceedings and claims, including those described elsewhere in this Annual Report. Operating results could be adversely impacted if legal proceedings and claims against us are made, requiring the payment of cash in connection with those proceedings or changes to the operation of the business.
Our ability to achieve the results of our strategic plan initiatives could adversely affect our business.
As part of our continuing operations, we perform research and analysis to discover potential underperforming stores. We use such research and analysis to identify potential store closures. The estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from the strategic plan.
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
Adverse impacts associated with the current economic and financial crisis could affect our business.
The current economic and financial crisis could have an adverse impact of our business and profitability. Many consumers have fallen prey to the current crisis either as a result of job losses, foreclosures, or their inability to obtain short-term financing, all of which could negatively affect their ability to shop in our stores and buy our products. Additionally, decreased consumer demand resulting from a pronounced negative consumer sentiment and an increasing personal savings rate could also negatively affect our sales and profits. Also, our ability to obtain financing, should the need arise outside of our current contractual credit facility, could be at risk due to the ongoing liquidity crisis in the United States financial system.
ITEM 1B: Unresolved Staff Comments
None.

ITEM 2: Properties
As of January 31, 2009, the geographical distribution of the Company’s 639 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	111
Mississippi	108
Alabama	88
Tennessee	88
Arkansas	69
South Carolina	52
Louisiana	44
North Carolina	23
Texas	18
Florida	13
Kentucky	10
Illinois	7
Missouri	6
Indiana	1
Oklahoma	1

639

The Company owns the real estate and the buildings for 63 locations (6 of which are closed), and owns the buildings at 5 locations which are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 — Indebtedness). The Company leases the remaining 576 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 27,000 square feet. Three hundred and sixty-six of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.
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
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company is and will continue to vigorously defend these actions in this matter. Discovery is closed. The parties agreed to mediate this case and did so successfully in January 2009. The total settlement amount, (including attorneys’ fees and costs) is $5,000,000. FRED’S believes this is a favorable settlement in consideration of the substantial costs of continuing litigation, high jury verdicts against other retailers who were sued for practices similar to the claims alleged in this case as well as the constant distraction to management of a possible protracted jury trial. FRED’S has admitted no liability or wrongdoing and no liability has been found against FRED’S. The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.
In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs. The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on. The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The parties also agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1,500,000 (including attorneys’ fees and costs). Again, based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, this is a favorable settlement for FRED’S. FRED’S has admitted no liability or wrongdoing, and no liability has been found against the Company. The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.
In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seek compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have been filed, but the court has not ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter.
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
ITEM 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II
ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2008 and fiscal 2007.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Fiscal 2008
High	$11.79	$13.64	$15.91	$12.90
Low	$8.20	$10.33	$9.17	$8.22
Dividends	$0.02	$0.02	$0.02	$0.02

Fiscal 2007
High	$15.74	$15.00	$12.49	$11.07
Low	$13.12	$11.40	$9.71	$7.71
Dividends	$0.02	$0.02	$0.02	$0.02
The Company’s stock price at the close of the market on April 15, 2009 was $12.34. There were approximately 14,500 shareholders of record of the Company’s common stock as of April 15, 2009. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The Company has paid cash dividends on its common stock since 1993.
Securities Authorized for Issuance under Equity Compensation Plans
Information for our equity compensation plans in effect as of January 31, 2009, is as follows:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,138,111	$15.13	2,023,079
Equity Compensation plans not approved by security holders	-	-

Total	1,138,111	$15.13	2,023,079

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company at January 31, 2009 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	Per Share	Plans or Program	the Plans or Program
3,573.5
February 3, 2008 - January 31, 2009	-	$-	-	3,573.5

ITEM 6: Selected Financial Data
Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures (Item 1).
(dollars in thousands, except per share amounts)

	2008 [5]	2007 [5]	2006 2 & 4		2005	2004
Statement of Income Data:

Net sales	$1,798,840	$1,780,923	$1,767,239		$1,589,342	$1,441,781
Operating income	26,318	16,457	40,949		40,081	39,426
Income before income taxes	25,910	15,664	40,213		39,255	38,633
Provision for income taxes	9,268	4,946	13,467		13,161	10,681
Net income	16,642	10,718	26,746		26,094	27,952

Net income per share:
Basic	0.42	0.27	0.67		0.66	0.71
Diluted	0.42	0.27	0.67		0.66	0.71
Cash dividends declared per share	0.08	0.08	0.08		0.08	0.08

Selected Operating Data:

Operating income as a percentage of sales	1.5%	0.9%	2.3%		2.5%	2.7%
Increase in comparable store sales [1]	1.8%	0.3%	2.4%	[3]	1.2%	2.2%
Stores open at end of period	639	692	677		621	563

Balance Sheet Data (at period end):

Total assets	$544,775	$550,572	$515,709		$498,141	$465,224
Short-term debt (including capital leases)	243	285	737		1,053	684
Long-term debt (including capital leases)	4,866	35,653	2,331		6,815	24,212
Shareholders’ equity	387,081	372,059	369,268		339,595	314,546
1 A store is first included in the comparable store sales calculation after the end of the 12th month following the store’s grand opening month (see additional information regarding calculation of comparable store sales in “Results of Operations” section).
2 Results for 2006 include 53 weeks.
3 The increase in comparable store sales for 2006 is computed on the same 53-week period for 2005.
4 Results for 2006 include the implementation of FAS 123 (R).
5 Results include certain charges for the closing of 75 stores in 2008 and 17 in 2007, (see “Exit and Disposal Activities” section) and implementation of FIN 48.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Accounting Periods
The following information contains references to years 2008, 2007, and 2006, which represent fiscal years ended January 31, 2009 and February 2, 2008 (which were 52-week accounting periods) and February 3, 2007 (which was a 53-week accounting period). Amounts are in thousands unless otherwise noted. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.
Executive Summary
During 2008, the Company continued with the execution of its previously announced strategic plan to improve profitability and operating margin. Management believes that the plan, which included the closing of 75 underperforming stores and 22 underperforming pharmacies, coupled with slowing growth in 2008, will have a continued positive impact on the Company’s cash flow and operating margin in 2009 and beyond. During 2008, we closed a total of 74 stores and 23 pharmacies and have opened 21 stores and 11 pharmacies. The one remaining going out of business sale and the resulting store closure will be substantially completed in the first half of 2009. Our new store and pharmacy openings during the year were primarily in Mississippi, Alabama, Georgia and South Carolina. We did not enter into any new states during the year.
Another key area of concentration during the year was our initiative to improve service level and in-stock positions. Our “We Got It” program focuses on our highest demand consumable items (700 - 800 items). These are items that we have promised, through our “We Got It” campaign, to always have on our shelves and available for our customers. We continued in 2008 to implement supply chain and distribution procedures to ensure that our “We Got It” pledge is fulfilled.
In the second quarter of 2008, we introduced to our customers a new pricing strategy and marketing campaign entitled “Price Alert”. This campaign focuses the customer’s attention on particular items in our stores that are value priced and attractive to any budget, especially during current economic conditions. This marketing campaign is chain-wide and is delivered to the customer via print and media advertising in addition to specifically designed in-store signage. We will continue to use the “Price Alert” campaign to deliver value priced products to our customers.
Our Battleship Store Program, which was developed late in 2007 and became fully operational in the first quarter of 2008, is intended to sharpen focus on our upper tier of profit producing stores. This program is designed to reward our customers with additional benefits such as expanded selections of products, one time or one-of-a-kind type items, or special events such as treasure hunts or outdoor activities. Customer and employee appreciation are key tenets of the Battleship Store Program. As this program is in its infancy, we continued in the third and fourth quarters to refine our understanding of our customers’ needs in our Battleship Stores’ markets. We also continued to hone our delivery and execution of this strategy so that our Battleship Stores will help drive increased operating profit in line with the Company’s overall profit improvement strategies.
Also during 2008, we continued to focus on building our private label line of products which should build and solidify customer loyalty while simultaneously increasing gross margin. We are currently developing additional private label brand names that we believe the customer will find appealing and will become synonymous with FRED’S promise to deliver quality products at low prices. As a result of our focus in this area, we continue to increase our market penetration in our private label products.
We continued in 2008 with capital improvements in infrastructure, including existing store expansions and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades are being made in the areas of direct store delivery systems, stores’ point of sale systems, and pharmacy systems.
During 2009, the Company will continue to execute its strategic plan to improve profitability and operating margin. Particular emphasis will be placed on improving the customers shopping experience by improving the store format and layout. We will also be focusing on our real estate strategy in order to choose the best locations for our customers. These initiatives, in conjunction with our traffic driving strategies and our planned inventory productivity improvements, will help improve profitability and operating margin.
Our private label or Own Brand products will continue to be a focus in 2009 and beyond. By increasing market presentation of our Own Brand products, we will build customer loyalty and subsequent traffic and simultaneously increase gross margin. Our Own Brand products cross multiple product lines and include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of beverage and other products.

We will continue in 2009 with technology upgrades in our Direct Store Delivery systems (NEX / DEX), stores’ point of sale systems, Pharmacy systems, as well as capital investments in infrastructure, distribution center upgrades and stores, including new stores and remodels.
Key factors that will be critical to the Company’s future success include managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation, especially in regard to occupancy costs, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs. Additionally, managing the store closing process effectively and efficiently will be a key factor in delivering projected benefits in 2009 and beyond.
Other factors that will affect Company performance in 2009 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer’s Price (AMP), which could negatively affect gross margin. We also believe that the economic and financial crisis has had and will continue to have an impact on the disposable income of our customers. However, we believe falling fuel prices late in 2008 have been the one economic bright spot and have, to some extent, eased the enormous economic pressures being felt by consumers. We also believe that we have experienced some “down shopping” in 2008 due to economic pressures being felt by consumers that might not normally shop in our stores, and expect this trend to continue into 2009.
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
Critical Accounting Policies
The preparation of FRED’S financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the Consolidated Financial Statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. A summary of our critical accounting policies and related estimates and judgments can be found in Note 1 to the Consolidated Financial Statements. Our most critical accounting policies are as follows:
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 31, 2009. Net sales include sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2008, 2007, and 2006 was $2,145, $2,008, and $2,019, respectively.
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

In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by Generally Accepted Accounting Principles in the U.S. (GAAP).
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $30.8 million, and $31.1 million at January 31, 2009 and February 2, 2008, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $19.1 million at January 31, 2009 and $15.4 million at February 2, 2008. The LIFO reserve increased by approximately $3.7 million and $1.6 million during 2008 and 2007, respectively.
The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter of FY07, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the previous few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 31, 2009 is $19.0 million, with the corresponding amount of $21.9 million at February 2, 2008.
Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores opened at least 3 years or remodeled more than 2 years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.
Exit and Disposal Activities. During fiscal 2007, the Company closed 17 underperforming stores.
During the course of 2008, the Company has closed 74 stores and 23 pharmacies. The closures took place during the first three quarters of 2008 pursuant to our restructuring plan announced February 6, 2008 and were the result of an in-depth study conducted by the Company of its operations over the last 10 quarters. The study revealed that FRED’S has a strong and healthy store base, and that by closing these underperforming stores the Company would improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. As a result of the successful execution of this plan, the Company is stronger and is in a better position to respond to fluctuations in the economy and to take advantage of opportunities to further improve our business. The one remaining store closure is scheduled for the first half of fiscal 2009, bringing the total number of store closures to 75.
Inventory Impairment
During fiscal 2006, which ended February 3, 2007, we recorded a below-cost inventory adjustment of approximately $0.9 million to reduce the value of inventory to lower of cost or market in the 20 stores that were planned for closure in fiscal 2007, of which 17 were closed. The entire impairment was utilized in fiscal 2007.
During fiscal 2007, which ended February 2, 2008, we recorded a below-cost inventory adjustment of approximately $10.0 million to reduce the value of inventory to lower of cost or market in stores that were planned for closure as part of the Company’s strategic plan to improve profitability and operating margin. The adjustment was recorded in cost of goods sold in the consolidated statement of income for the year ended February 2, 2008.
In fiscal 2008, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores closed in the third quarter and utilized the entire $10.3 million impairment.
Lease Termination
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
During fiscal 2007, which ended February 2, 2008, we closed 17 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.
During fiscal 2008, which ended January 31, 2009, we closed 74 under performing stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent. We utilized $7.6 million during the period, leaving $3.5 million in the reserve at January 31, 2009. During the first half of fiscal 2009, the Company expects to incur $.2 million in lease contract termination costs related to the remaining store closure.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

				Ending
	Balance at			Balance
	February	Additions	Utilized	January
	2, 2008	FY08	FY08	31, 2009
Inventory markdowns for planned store closings	$10.0	$0.3	$10.3	$-
Lease contract termination liability	0.6	10.5	7.6	3.5

	$10.6	$10.8	$17.9	$3.5

Fixed Asset Impairment
During fiscal 2006, which ended February 3, 2007, the Company recorded a charge of $0.8 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the 20 store closings planned for fiscal 2007.
During during the fourth quarter of 2007, which ended February 2, 2008, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008. During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter. There were no other fixed asset impairment charges incurred during 2008.
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
Assets under capital lease are depreciated in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
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
As of January 31, 2009, the Company had approximately 1,130 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (“AICPA SOP 93-7”), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2008, 2007, and 2006, were $24.1 million, $27.6 million, and $27.4 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.3 million, $1.5 million, and $1.1 million, for 2008, 2007, and 2006, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.
Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.6 million and $8.2 million on January 31, 2009 and February 2, 2008, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $40.3 million netted with reserve utilization of $39.9 million.
Income Taxes. The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 4 - Income Taxes).
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109. We adopted FIN 48 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 4 — Income Taxes).
FIN 48 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. As of January 31, 2009, accrued interest and penalties related to our unrecognized tax benefits totaled $2.4 million and $0.4 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”
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

	For the Year Ended
	January 31,	February 2,	February 3,
	2009 [3]	2008 [3]	2007 [3]
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	72.0	72.5	72.0

Gross profit	28.0	27.5	28.0

Selling, general and administrative expenses [2]	26.5	26.6	25.7

Operating income	1.5	0.9	2.3

Interest expense, net	0.1	-	-

Income before taxes	1.4	0.9	2.3

Income taxes	0.5	0.3	0.8

Net income	0.9%	0.6%	1.5%

1 Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.
2 Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory.
3 Results include certain charges for the closing of 75 stores in 2008 and the 17 stores closed in 2007 (see Item 7, “Exit and Disposal Activities” section).
Comparable Sales. Our policy regarding the calculation of comparable store sales represents the increase or decrease in net sales for stores that have been opened after the end of the 12th month following the store’s grand opening month, including stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.
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
Fiscal 2008 Compared to Fiscal 2007
Sales
Net sales increased 1.0% ($17.9 million) in 2008. Approximately $24.9 million of the increase was attributable to a net addition of 21 new stores, and a net addition of 6 pharmacies during 2008, together with the sales of 15 store locations and 7 pharmacies that were opened or upgraded during 2007 and contributed a full year of sales in 2008. Comparable store sales, consisting of sales from stores that have been open for more than one year, increased 1.8% in 2008, which accounted for $32.9 million in sales. This increase was partially offset by the closure of 74 stores and 22 pharmacy locations during 2008. Those stores represent a reduction in year-over-year sales of $39.9 million.

The Company’s 2008 front store (non-pharmacy) sales increased approximately 1.7% over 2007 front store sales. Front store sales growth benefited from the above mentioned store additions and improvements, and sales increases in certain categories such as pets, tobacco, paper and chemical, food, prepaid products, beverage and lawn and garden.
FRED’S pharmacy sales were 31.7% of total sales in 2008 and 32.2% of total sales in 2007 and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, decreased 0.4% over 2007, with third party prescription sales representing approximately 92% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations, however overall pharmacy department sales declined due to the closing of 23 pharmacies in 2008, the sales mix shift from branded to generic and a significant decline in the Company’s mail order operation caused by a lack of competitive sourcing for its primary product, contraceptives.
Sales to FRED’S 24 franchised locations increased approximately $2.3 million in 2008 and represented 2.2% of the Company’s total sales, compared to 2.1% of the Company’s total sales in 2007. The increase in sales to franchised locations results primarily from the sales volume increases experienced by the franchise locations during the year. The Company does not intend to expand its franchise network in the future.
Gross Margin
Gross margin as a percentage of sales increased to 28.0% in 2008 compared to 27.5% in 2007. Excluding the costs associated with closing underperforming stores in both years ($0.3 million in 2008 and $10.0 million in 2007, see Note 11 Exit and Disposal Activities), gross margin was 28.0% in 2008 compared with 28.1% in 2007. This decline resulted from continued pricing pressures, an unfavorable shift in the product mix toward lower margin, basic and consumable products, and higher inbound freight costs. These negative factors were partially offset by the favorable margin effect of a positive mix shift in the pharmacy department from branded to generic drugs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $450.2 million (25.0% of net sales) in 2008 compared to $445.2 million (25.0% of net sales) in 2007. The increase in selling, general and administrative expenses was due primarily to an increase in insurance costs of $2.5 million (0.1%) related to increasing medical costs and higher claims, additional legal costs of $5.9 million (0.3%) related to the settlement of the Ziegler and Atchinson cases (see Item 3. Legal Proceedings) as well as an additional $4.3 million (0.2%) in impairment charges from lease write-offs and liquidation fees for stores closed in 2008. These increases were partially offset by decreases in labor costs of $2.1 million (0.1%), occupancy costs of $3.5 million (0.2%) and advertising costs of $4.2 million (0.2%) all resulting from the store closures completed in the current year.
Operating Income
Operating income increased to $26.3 million in 2008 (1.5% of sales) from $16.5 million in 2007 (0.9% of sales) due to increased sales primarily from comparable stores and new stores in 2008 and a gross margin increase which was driven by a reduction in year-over-year costs associated with closing underperforming stores ($0.3 million in 2008 versus $10.0 million in 2007). These increases were reduced by an increase in selling, general and administrative expenses due primarily to higher insurance costs of $2.5 million (0.1%) related to increasing medical costs and higher claims, additional legal costs of $5.9 million (0.3%) related to the settlement of the Ziegler and Atchinson cases (see Item 3. Legal Proceedings) as well as an additional $4.3 million (0.2%) in impairment charges from lease write-offs and liquidations fees for stores closed in 2008. These increases were partially offset by decreases in labor costs of $2.1 million (0.1%), occupancy costs of $3.5 million (0.2%) and advertising costs of $4.2 million (0.2%) all resulting from the store closures completed in the current year.
Interest Expense, Net
Net interest expense for 2008 totaled $.4 million or less than .1% of sales compared to $.8 million which was also less than .1% of sales in 2007.
Income Taxes
The effective income tax rate was 35.8% in 2008 compared to 31.6% in 2007, primarily as a result of various jobs tax credits available in 2007.
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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $118.5 million for state income tax purposes and expire at various times during 2009 through 2028. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.
We expect our effective tax rate to increase in fiscal 2009 to 36% — 37% from fiscal 2008 and fiscal 2007 levels due to the expiration of federal credits for jobs in the 2005 hurricane impact zone and the mid year end expiration of state tax incentives offered by Georgia.
Net Income
Net income increased to $16.6 million ($.42 per diluted share) in 2008 from $10.7 million ($.27 per diluted share) in 2007. The increase in net income is attributable to sales increases of 1.0% and gross margin increases of 0.5% driven by a reduction in year-over year costs associated with closing underperforming stores ($0.3 million in 2008 versus $10.0 million in 2007). The gross margin increase was partially offset by increased selling, general and administrative costs of $5.0 million as described within the caption Selling, General and Administrative Expenses above, as well as increased income taxes of 0.5% due to a $10.2 million increase in pretax income and an increased tax rate resulting from less tax credits being available in 2008 when compared to 2007.
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
Operating Income
Operating income decreased to $16.5 million in 2007 from $40.9 million in 2006. Operating income as a percentage of sales was 0.9% in 2007 down from 2.3% in 2006. As discussed within the captions, Sales, Gross Margin and Selling, General and Administrative Expenses above, operating income decreased to $16.5 million in 2007 from $40.9 million in 2006, due to a reduction in gross margin, primarily associated with the planned closure of 75 stores and an increase of $20.3 million in selling, general and administrative costs.

The reduction in gross profit from the $10.0 million charge for merchandise at stores targeted for closure was partially offset by an improvement in the pharmacy’s department’s gross profit, also described above.
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
Net Income
As a result of the fluctuations described in the preceding sections, net income decreased to $10.7 million (or $.27 per diluted share) in 2007 from $26.7 million (or $.67 per diluted share) in 2006. While comparable store sales increased by 0.3% in 2007, gross margin was reduced primarily by a provision for merchandise at 75 stores targeted for closing, partially offset by increased pharmacy department product margins. Net income was also reduced by asset impairments related to the planned store closures and increased payroll due to the federally mandated minimum wage increase. Conversely, net income benefited from lower tax expense due to various jobs tax credits and the $24.4 million reduction in pre-tax income.
Liquidity and Capital Resources
The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. FRED’S primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $263.3 million, $270.5 million, and $239.9 million at year-end 2008, 2007, and 2006, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2008 decreased by approximately $7.2 million from 2007. The decrease was primarily due to $6.6 million in accrued expenses related to the settlement of two legal cases (see Item 3. Legal Proceedings). The Company plans to open 3 new stores and 2 new pharmacies during the first quarter of 2009.
During 2005, 2006 and 2007, we incurred losses caused by fire and tornado damage, which consisted primarily of losses of inventory and fixed assets. We reached settlements on some of our insurance claims related to inventory and fixed assets in 2006, 2007 and 2008. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.
Net cash flow provided by operating activities totaled $78.3 million in 2008, $19.3 million in 2007, and $35.3 million in 2006.
In fiscal 2008, inventory, net of the LIFO reserve, decreased by approximately $18.5 million due to the store and pharmacy closing throughout the year, as well as reductions in discretionary product classes where sales decreased in 2008. Accounts receivable decreased by approximately $5.4 million due primarily to a decrease of an income tax receivable that was created in the prior year. Accrued expenses increased by approximately $5.5 million primarily as a result of the $6.6 million legal accrual related to the settlement of the Ziegler and Atchinson cases in the fourth quarter of 2008 (see Item 3. Legal Proceedings). Other non-current liabilities increased by $8.7 million due to an increase in the Company FIN 48 reserves.
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
Capital expenditures in 2008 totaled $17.0 million compared to $31.4 million in 2007 and $26.5 million in 2006. The capital expenditures during 2008 consisted primarily of the store and pharmacy expansion program ($13.7 million), technology and other corporate expenditures ($2.2 million) and improvements at our two distribution centers ($1.1 million). The capital expenditures during 2007 consisted primarily of the store and pharmacy expansion program ($15.3 million), acquisition of previously leased land and buildings ($11.7 million), expenditures related to the Store Refresher Program ($7.5 million) and technology and other corporate expenditures ($4.2 million). The Company also assumed debt of $6.1 million and issued $1.2 million in common stock for the acquisition of store real estate. The 2006 capital expenditures included approximately $11.9 million for new stores and pharmacies, $11.7 million for upgrading existing stores and $2.9 million for technology, corporate and other capital expenditures. Cash used for investing activities also includes $5.7 million in 2008, $1.7 million in 2007, and $3.4 million in 2006 for the acquisition of prescription lists and other pharmacy related items and $0.6 million in 2008, $1.1 million in 2007 and $0.3 million in 2006 from insurance proceeds related to fixed assets reimbursements.
In 2009, the Company is planning capital expenditures totaling approximately $18.8 million. Expenditures are planned totaling $13.5 million for new and existing stores and pharmacies. Planned expenditures also include approximately $1.3 million for technology upgrades, and approximately $4.0 million for distribution center equipment and other capital maintenance. Technology upgrades in 2009 will be made in the areas of direct store delivery systems and POS systems and equipment for the stores. In addition the Company plans expenditures of approximately $5.0 million in 2009 for the acquisition of prescription lists and other pharmacy related items.
Cash and cash equivalents were $35.1 million at the end of 2008 compared to $10.3 million at the end of 2007 and $2.5 million at the end of 2006. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2008, the Company did not repurchase any shares compared to a repurchase of 426,500 shares for $4.4 million in 2007.
On September 16, 2008, the Company and Regions Bank entered into a Ninth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $75 million to $60 million. All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $300.6 million at January 31, 2009) and net income levels. Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently the Company is at 125 basis points over LIBOR for borrowings and 25 basis points over LIBOR for the unused fee. There were no borrowings outstanding under the Agreement at January 31, 2009 and $30.6 million outstanding at February 2, 2008. The weighted-average interest rate on borrowings under the Agreement was 3.67% and 5.76% at January 31, 2009 and February 2, 2008, respectively.
On October 30, 2007, the Company and Regions Bank entered into an Eighth Modification Agreement of the Revolving Loan and Credit Agreement (“agreement”) to provide an increase in the credit line from $50 million to $75 million and to extend the term until July 31, 2009. All other terms, conditions and covenants remained in place after the amendment. Borrowings under the Agreement bear interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $292.3 million at February 2, 2008) and net income levels. The Company is required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $30.6 million and $2.2 million of borrowings outstanding under the Agreement at February 2, 2008 and February 3, 2007, respectively. The increase in debt was due to an increase in inventory to improve in-stock positions and capital expenditures to acquire the land and building occupied by thirteen FRED’S stores that we had previously leased. The weighted average interest rate on borrowings under Agreement was 5.76% and 5.93% at February 2, 2008 and February 3, 2007, respectively.
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
Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2008, 2007 and 2006.
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
The following table summarizes the Company’s significant contractual obligations as of January 31, 2009, which excludes the effect of imputed interest:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases [1]	$54,582	$41,719	$35,451	$28,694	$19,549	$31,258	$211,253
Inventory purchase obligations [2]	94,527						94,527
Equipment leases [3]	2,300	1,808	1,438	457	58	6	6,067
Mortgage loans on land & buildings and other [4]	243	786	202	169	1,111	2,841	5,352
Postretirement benefits [5]	31	33	34	35	38	233	404

Total contractual obligations	$151,683	$44,346	$37,125	$29,355	$20,756	$34,338	$317,603

1 Operating leases are described in Note 5 to the Consolidated Financial Statements.
2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 31, 2009.
3 Equipment leases represent the cooler program and other equipment operating leases.
4 Mortgage loans for purchased land and buildings and other debt.
5 Postretirement benefits are described in Note 9 to the Consolidated Financial Statements.
The Company had commitments approximating $9.7 million at January 31, 2009 and $14.3 million at February 2, 2008 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $12.0 million at January 31, 2009 and $17.1 million at February 2, 2008 utilized as collateral for its risk management programs.
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
Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company, purchased the land and buildings occupied by thirteen FRED’S stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company. The total rental payments related to these leases was $1.4 million for the year ended January 31, 2009. Total future commitments under related party leases are $10.9 million.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position No. FAS (“FSP SFAS”) 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position. The Company has also evaluated FSP SFAS 157-2 and determined that it will have no impact on its results of operations or financial position. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP SFAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. The guidance in FSP SFAS 157-3 is effective immediately and has no effect on our financial statements. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The Company is assessing the impact, if any, and will not elect to early adopt FSP SFAS 157-4.
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
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB ratified their consensus position 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company was required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007, which is our fiscal 2008. Early application of EITF 06-11 was permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company evaluated EITF 06-11 and determined that it has no significant impact on its results of operations or financial position.
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
ITEM 7a: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of January 31, 2009. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.
ITEM 8: Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee
We have audited the accompanying consolidated balance sheets of FRED’S, Inc. (the “Company”), as of January 31, 2009 and February 2, 2008 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FRED’S, Inc. at January 31, 2009 and February 2 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for uncertainty in income taxes in the year ended February 2, 2008 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, the Company changed its method of accounting for defined benefit pension and other postretirement plans and the quantifying of prior year misstatements in the year ended February 3, 2007 due to the adoption of Statements of Financial Account Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FRED’S, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 16, 2009 expressed an unqualified opinion thereon.
/s/BDO Seidman, LLP
Memphis, Tennessee
April 16, 2009

FRED’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	January 31,	February 2,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$35,128	$10,266
Receivables, less allowance for doubtful accounts of $885 and $879, respectively	28,857	30,972
Inventories	301,537	320,268
Other non-trade receivables	15,782	20,536
Prepaid expenses and other current assets	11,912	11,792

Total current assets	393,216	393,834
Property and equipment, at depreciated cost	138,036	145,985
Equipment under capital leases, less accumulated amortization of $4,928 and $4,836, respectively	39	132
Other noncurrent assets, net	13,484	10,621

Total assets	$544,775	$550,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,955	$70,416
Current portion of indebtedness	243	159
Current portion of capital lease obligations	-	126
Accrued expenses and other	46,659	39,469
Deferred income taxes	13,061	13,151
Other current liabilities	7,749	-

Total current liabilities	137,667	123,321
Long-term portion of indebtedness	4,866	35,653
Deferred income taxes	1,328	6,698
Other noncurrent liabilities	13,833	12,841

Total liabilities	157,694	178,513

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,028,484 and 39,880,836 shares issued and outstanding, respectively	136,877	135,335
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	249,141	235,684
Accumulated other comprehensive income	1,063	1,040

Total shareholders’ equity	387,081	372,059

Total liabilities and shareholders’ equity	$544,775	$550,572

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net sales	$1,798,840	$1,780,923	$1,767,239
Cost of goods sold	1,295,822	1,290,680	1,272,320

Gross profit	503,018	490,243	494,919

Depreciation and amortization	26,425	28,614	29,102
Selling, general and administrative expenses	450,275	445,172	424,868

Operating income	26,318	16,457	40,949

Interest income	(308)	(567)	(68)
Interest expense	716	1,360	804

Income before income taxes	25,910	15,664	40,213

Provision for income taxes	9,268	4,946	13,467

Net income	$16,642	$10,718	$26,746

Net income per share
Basic	$0.42	$0.27	$0.67

Diluted	$0.42	$0.27	$0.67

Weighted average shares outstanding
Basic	39,628	39,771	39,770
Effect of dilutive stock options	223	111	88

Diluted	39,851	39,882	39,858

Comprehensive income:
Net income	$16,642	$10,718	$26,746
Other comprehensive income (expense), net of tax postretirement plan adjustment	(23)	(43)	—

Comprehensive income	$16,619	$10,675	$26,746

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Earnings	Compensation	Income	Total

Balance, January 28, 2006	39,860,188	$134,218	$207,643	$(2,266)	$-	$339,595

Cumulative effect of the adoption of SAB 108 (Note 1) (net of tax $597)			1,185			1,185

Cash dividends paid ($.08 per share)			(3,192)			(3,192)

Restricted stock grants, cancellations and withholdings, net	63,509	(38)				(38)

Issuance of shares under employee stock purchase plan	83,104	951				951

Adjustment to initially apply FAS 123 (R)		(2,266)		2,266		-

Stock-based compensation		2,199				2,199

Exercises of stock options	62,152	684				684

Income tax benefit on exercise of stock options		55				55

Adjustment to initially apply SFAS No. 158 (net of tax)					1,083	1,083

Net income			26,746			26,746

Balance, February 3, 2007	40,068,953	135,803	232,382	-	1,083	369,268

Adjustment to initially apply FIN 48 as of February 4, 2007			(4,212)			(4,212)

Cash dividends paid ($.08 per share)			(3,204)			(3,204)

Restricted stock grants, cancellations and withholdings, net	64,036	(43)				(43)

Issuance of shares under employee stock purchase plan	71,294	667				667

Repurchase of shares	(426,500)	(4,371)				(4,371)

Stock-based compensation		2,116				2,116

Issuance of shares for real estate purchase	103,053	1,173				1,173

Income tax benefit on exercise of stock options		(10)				(10)

Adjustment for SFAS No. 158 (net of tax)					(43)	(43)

Net income			10,718			10,718

Balance, February 2, 2008	39,880,836	135,335	235,684	-	1,040	372,059

Cash dividends paid ($.08 per share)			(3,196)			(3,196)

Restricted stock grants, cancellations and withholdings, net	73,364	(35)				(35)

Issuance of shares under employee stock purchase plan	73,084	584				584

Stock-based compensation		990				990

Exercises of stock options	1,200	17				17

Income tax benefit on exercise of stock options		(14)				(14)

Adjustment for SFAS No. 158 (net of tax)			11		23	34

Net income			16,642			16,642

Balance, January 31, 2009	40,028,484	$136,877	$249,141	$-	$1,063	$387,081

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Cash flows from operating activities:
Net income	$16,642	$10,718	$26,746
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,425	28,614	29,102
Net (gain) loss on asset disposition	(831)	(335)	594
Provision for store closures and asset impairment	419	14,559	1,792
Stock-based compensation	990	2,116	2,199
Provision for uncollectible receivables	486	255	69
LIFO reserve increase	3,700	1,657	1,571
Deferred income tax expense (benefit)	(4,080)	(6,604)	(547)
Income tax benefit upon exercise of stock options	14	10	(55)
Provision for post retirement medical	34	(43)	-
(Increase) decrease in operating assets:
Trade receivables	4,925	(8,162)	(17,529)
Insurance receivables	902	1,537	2,713
Inventories	14,751	(26,981)	(3,681)
Other assets	(169)	432	(1,434)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,537	3,377	(3,433)
Income taxes payable	1,178	(3,508)	(2,550)
Other noncurrent liabilities	7,362	1,699	(234)

Net cash provided by (used in) operating activities	78,285	19,341	35,323

Cash flows from investing activities:
Capital expenditures	(16,727)	(31,289)	(26,534)
Proceeds from asset dispositions	2,182	463	138
Insurance recoveries for replacement assets	556	1,094	282
Asset acquisition, net (primarily intangibles)	(5,686)	(1,663)	(3,439)

Net cash used in investing activities	(19,675)	(31,395)	(29,553)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(469)	(1,656)	(1,367)
Proceeds from revolving line of credit	205,996	344,755	208,450
Payments on revolving line of credit	(236,631)	(316,293)	(211,983)
Excess tax benefits (charges) from stock-based compensation	(14)	(10)	55

Proceeds from exercise of stock options and employee stock purchase plan	566	624	1,597
Repurchase of treasury shares	-	(4,371)	-
Cash dividends paid	(3,196)	(3,204)	(3,192)

Net cash provided by (used in) financing activities	(33,748)	19,845	(6,440)

Increase (decrease) in cash and cash equivalents	24,862	7,791	(670)
Cash and cash equivalents:
Beginning of year	10,266	2,475	3,145

End of year	$35,128	$10,266	$2,475

Supplemental disclosures of cash flow information:
Interest paid	$408	$1,269	$818
Income taxes paid	$2,559	$18,200	$16,781

Non-cash investing and financial activities:
Assets acquired through term loan	$274	$6,065	$100
Common stock issued for purchase of capital assets	$-	$1,173	$-
See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business. The primary business of FRED’S, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 24 franchisees. As of January 31, 2009, the Company had 639 retail stores and 284 pharmacies located in 15 states mainly in the Southeastern United States.
Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Amounts are in thousands unless otherwise noted.
Fiscal year. The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2008, 2007, and 2006, as used herein, refer to the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively. The fiscal year 2006 had 53 weeks and the fiscal years 2008 and 2007 each had 52 weeks.
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
Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash and cash equivalents. Included in accounts payable are outstanding checks in excess of funds on deposit, which totaled $10,432 at January 31, 2009 and $4,052 at February 2, 2008.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $30.8 million and $31.1 million at January 31, 2009 and February 2, 2008, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $19.1 million at January 31, 2009 and $15.4 million at February 2, 2008. The LIFO reserve increased by approximately $3.7 million during 2008 and $1.6 million during both 2007 and 2006.
The Company has historically included an estimate of inbound freight and certain general and administrative expenses in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter which ended August 4, 2007, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the past few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of expenses and inbound freight included in merchandise inventory at January 31, 2009 is $19.0 million, with the corresponding amount of $21.9 million at February 2, 2008.
The Company recorded a year end below-cost inventory adjustment of approximately $10.0 million in cost of goods sold in the consolidated statements of income for the year ended February 2, 2008 to value inventory at the lower of cost or market in the stores impacted by the Company’s plan to close approximately 75 stores in fiscal 2008. During the year ended January 31, 2009, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores that closed in the third quarter and utilized the entire $10.3 million (see Note 11 Exit and Disposal Activity)
Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are depreciated using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are depreciated over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal. The following average estimated useful lives are generally applied:

Estimated Useful Lives
Building and building improvements	8 - 30 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 5 years
Airplane	9 years
Assets under capital lease are depreciated in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
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
The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with EITF Issue 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid was $1.1 million at January 31, 2009 and February 2, 2008, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2).
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. The reimbursement is primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which the Company will use for its store. This work could include the addition or demolition of walls, separation of plumbing, utilities, electrical work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are initially recorded as a deferred credit and then amortized as a reduction of rent expense over the initial lease term.
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
In the fourth quarter of 2007, the Company recorded approximately $4.6 million in selling, general and administrative expense in the consolidated statements of income to reflect impairment charges for furniture and fixtures and leasehold improvements relating to planned fiscal 2008 store closures. During 2008, the Company recorded an additional charge of $0.1 million associated with stores closures that occurred in the third quarter.
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
The following table summarizes the effects of applying the guidance in SAB 108 (in thousands):

	Period in which the Mistatement Originated [1]
				Adjustment
	Cumulative			recorded as of
	Prior to January	January 29,	January 28,	February 3,
	31, 2004	2005	2006	2007
Other non trade receivables [2]	$674	$485	$623	$1,782
Income taxes payable [3]	(226)	(162)	(209)	(597)

Impact on net income [4]	$448	$323	$414

Retained Earnings [5]				$1,185

1 The Company quantified these errors under both the roll-over and iron- curtain methods and concluded that they were immaterial to the respective periods.
2 As a result of the misstatement described above, the Company’s cost of goods sold was overstated by approximately $0.7 million in years 2002 to 2003, $0.5 million in 2004, and $0.6 million in 2005. The Company recorded an increase in other non trade receivables of $1.8 million as of February 3, 2007 with a corresponding increase in retained earnings to correct these misstatements.
3 As a result of the misstatement described above, the Company’s income tax expense was understated by $0.2 million in years 2002 to 2003, $0.2 million in 2004, and $0.2 million in 2005. The Company recorded an increase in income taxes payable of $0.6 million as of February 3, 2007 with a corresponding decrease in retained earnings to correct these misstatements.
4 Represents the net understatement of net income for the indicated periods resulting from these misstatements.
5 Represents the net increase to retained earnings as of February 3, 2007 to record as a prior period adjustment.
Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, depreciation and amortization and occupancy costs in selling, general and administrative expenses.
Advertising. In accordance with The American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (AICPA SOP 93-7), the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2008, 2007, and 2006, were $24.1 million, $27.6 million, and $27.4 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.3 million, $1.5 million, and $1.1 million for 2008, 2007, and 2006, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting allowances.
Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.
Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 31, 2009. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.
The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.
In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2008, 2007, and 2006 was $2,145, $2,008, and $2,019, respectively.
Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $8,955 at January 31, 2009, and $6,139 at February 2, 2008. Accumulated amortization at January 31, 2009 and February 2, 2008 totaled $15,642 and $13,089 respectively. Amortization expense for 2008, 2007, and 2006, was $2,553, $2,414, and $2,663, respectively. Estimated amortization expense for each of the next 5 years is as follows: 2009 - $2,903, 2010 - $2,327, 2011 - $1,665, 2012 - $1,302, and 2013 - $758.
Financial instruments. January 31, 2009, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.
Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $8.6 million and $8.2 million on January 31, 2009 and February 2, 2008, respectively. Changes in the reserve during fiscal 2008 were attributable to additional reserve requirements of $40.3 million netted with reserve utilization of $39.9 million.
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
Income taxes. The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 4 – Income Taxes).
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109. Effective February 4, 2007, we adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date (see Note 4 – Income Taxes).
Business segments. The Company operates in a single reportable operating segment.

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”) See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2008 presentation.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB Staff Position No. FAS (“FSP SFAS”) 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position. The Company has also evaluated FSP SFAS 157-2 and determined that it will have no impact on its results of operations or financial position. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP SFAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. The guidance in FSP SFAS 157-3 is effective immediately and has no effect on our financial statements. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The Company is assessing the impact, if any, and will not elect to early adopt FSP SFAS 157-4.
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
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB ratified their consensus position 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company was required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007, which is our fiscal 2008. Early application of EITF 06-11 was permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company evaluated EITF 06-11 and determined that it has no significant impact on its results of operations or financial position.
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
NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	(in thousands)
	2008	2007

Property and equipment, at cost:
Buildings and building improvements	$91,826	$88,459
Leasehold improvements	49,775	50,859
Automobiles and vehicles	5,223	5,500
Airplane	4,697	4,697
Furniture, fixtures and equipment	230,272	224,734

	381,793	374,249
Less: Accumulated depreciation and amortization	(251,002)	(235,281)

	130,791	138,968
Construction in progress	912	1,034
Land	6,333	5,983

Total Property and equipment, at depreciated cost	$138,036	$145,985

Depreciation expense totaled $23,872, $26,200, and $26,488, for 2008, 2007, and 2006, respectively.
During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by thirteen FRED’S stores which we had previously leased. In consideration for the thirteen properties, the Company paid cash of $4.417 million, issued 103,053 shares of our common stock valued at $1.173 million and assumed current debt of $.971 million and long term debt of $5.094 million.

	(in thousands)
	2008	2007
Other non trade receivables:
Vendor receivables	$12,381	$13,276
Franchise stores receivable	1,026	618
Income tax receivable	220	4,018
Insurance claims receivable	112	1,058
Landlord receivables	109	59
Other	1,934	1,507

Total non trade receivable	$15,782	$20,536

	2008	2007
Prepaid expenses and other current assets:
Supplies	$5,002	$3,866
Prepaid rent	4,045	4,424
Prepaid insurance	1,351	1,630
Prepaid advertising	434	701
Other	1,080	1,171

Total prepaid expenses and other current assets	$11,912	$11,792

	2008	2007

Accrued expenses and other:
Insurance reserves	$8,633	$8,186
Payroll and benefits	9,240	10,573
Legal Settlement and related fees	6,600	-
Sales and use tax	5,090	6,333
Lease liability	4,341	557
Deferred / contingent rent	3,150	4,683
Other	9,605	9,137

Total prepaid expenses and other current assets	$46,659	$39,469

	2008	2007
Other current liabilities:
Unrecognized tax benefit related to IRS exam (see Note 4 - Income Taxes)	$7,749	$-
NOTE 3 — INDEBTEDNESS
On September 16, 2008, the Company and Regions Bank entered into a Ninth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $75 million to $60 million. All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $300.6 million at January 31, 2009) and net income levels. Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently the Company is at 125 basis points over LIBOR for borrowings and 25 basis points over LIBOR for the unused fee. There were no borrowings outstanding under the Agreement at January 31, 2009 and $30.6 million outstanding at February 2, 2008. The weighted-average interest rate on borrowings under the Agreement was 3.67% and 5.76% at January 31, 2009 and February 2, 2008, respectively.
During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 FRED’S stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. The debt is collateralized by the land and building. The below table shows the long term debt related to these properties due for the next five years as of January 31, 2009:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Mortgage loans on land & buildings	$175	$665	$157	$169	$1,111	$2,749	$5,026
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
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following:

(dollars in thousands)	2008	2007	2006

Current
Federal	$12,677	$10,886	$15,048
State	671	664	(1,034)

	13,348	11,550	14,014

Deferred
Federal	(3,478)	(5,354)	(1,135)
State	(602)	(1,250)	588

	(4,080)	(6,604)	(547)

	$9,268	$4,946	$13,467

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

(dollars in thousands)	2008	2007

Deferred income tax assets:
Accrual for incentive compensation	$614	$474
Allowance for doubtful accounts	479	455
Insurance accruals	2,411	2,279
Other accruals	133	312
Net operating loss carryforwards	5,033	5,119
Postretirement benefits other than pensions	238	287
Reserve for below cost inventory adjustment	110	-
Legal reserve	2,581	-
Deferred revenue	730	3,964
Federal benefit on state reserves	4,064	2,656

Amortization of intangibles	4,969	4,406
Total deferred income tax assets	21,362	19,952
Less: Valuation allowance	1,609	1,695

Deferred income tax assets, net of valuation allowance	19,753	18,257

Deferred income tax liabilities:
Property, plant and equipment	(14,446)	(17,710)
Inventory valuation	(18,888)	(19,928)
Prepaid expenses	(808)	(468)

Total deferred income tax liability	(34,142)	(38,106)

Net deferred income tax liability	$(14,389)	$(19,849)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $118.5 million for state income tax purposes and expire at various times during the period 2009 through 2028.
During 2008, the valuation allowance decreased $86, and during 2007, the valuation allowance decreased $14. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2008	2007	2006

Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(3.8)	(9.9)	(3.5)
State income taxes, net of federal benefit	1.3	(0.7)	(1.1)
Permanent differences	0.2	2.2	0.9
Uncertain tax provisions	3.4	5.1	-
Change in valuation allowance	(0.3)	(0.1)	2.2

Effective income tax rate	35.8%	31.6%	33.5%

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
As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment of a $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income tax liabilities ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FIN 48. The Company increased the gross reserve for uncertain tax positions from $6.5 million to $7.3 million, a change of $0.8 million to disclose the gross liability rather than reflect the liability net of federal income tax benefit
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)
Balance at February 2, 2008	$8.4
Additions for tax position during the current year	1.1
Additions for tax positions of prior years	7.7
Reductions for tax positions of prior years from lapse of statue	(0.7)

Balance at January 31, 2009	$16.5

As of February 2, 2008, our liability for unrecognized tax benefits totaled $8.4 million, of which $0.6 million and $0.1 million were recognized as income tax benefit during the quarterly periods ending November 1, 2008 and January 31, 2009, respectively, as a result of a lapse in applicable statute of limitations. We had additions of $8.8 million during fiscal 2008, $1.1 million of which resulted from state tax positions during the current year and $7.7 million resulted from the Internal Revenue Service beginning an exam of the Company during 2008 covering fiscal years 2004 through 2007. The examination is ongoing and the included amount is for potential tax and interest and is based on proposed adjustments to date, which are primarily timing differences. As of January 31, 2009, our liability for unrecognized tax benefits totaled $16.5 million is recorded in our consolidated balance sheet as other current and non-current liabilities, $9.8 million of which, if recognized, would affect our effective tax rate. During the next 12 months, the Company anticipates the current Internal Revenue Service examination covering the years 2004 — 2007 will be settled, resulting in an estimated decrease in our liability for unrecognized tax benefits of approximately $7.7 million.
FIN 48 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. As of January 31, 2009, accrued interest and penalties related to our unrecognized tax benefits totaled $2.4 million and $0.4 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”
The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2004-2007. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.
NOTE 5 — LONG-TERM LEASES
The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment and transportation equipment under noncancelable operating leases and certain transportation equipment under capital leases. There were no capital lease payments remaining as of January 31, 2009. Total rent expense under operating leases was $54,112, $54,539, and $48,670, for 2008, 2007, and 2006, respectively. Total contingent rentals included in operating leases above was $1,109, $1,150, and $1,322, for 2008, 2007, and 2006, respectively.
Future minimum rental payments under all operating leases as of January 31, 2009 are as follows:

(in thousands)	Operating Leases
2009	$54,852
2010	41,719
2011	35,451
2012	28,694
2013	19,549
Thereafter	31,258

Total minimum lease payments	$211,523

The gross amount of property and equipment under capital leases was $4,967 at January 31, 2009 and February 2, 2008. Accumulated depreciation on property and equipment under capital leases was $4,928 and $4,836 at January 31, 2009 and February 2, 2008, respectively. Depreciation expense on assets under capital lease for 2008, 2007, and 2006, was $92, $258, and $375, respectively.
Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director and officer of the Company, purchased the land and buildings occupied by thirteen FRED’S stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. The total rental payments related to these leases were $1.4 million and $.5 million for the years ended January 31, 2009 and February 2, 2008, respectively. Total future commitments under related party leases are $10.9 million.
NOTE 6 — SHAREHOLDERS’ EQUITY
In 1998, the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a “Right”) for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company’s common stock. The Rights become dilutive at the time of exercise. The Shareholders Rights Plan was renewed in October 2008 and if unexercised, the Rights will expire in October 2018.
On March 6, 2002, the Company filed a Registration Statement on Form S-3 registering 750,000 shares of Class A common stock. The common stock may be used from time to time as consideration in the acquisition of assets, goods, or services for use or sale in the conduct of our business. As of February 2, 2008, the Company had 198,813 shares of Class A common stock available to be issued from the March 6, 2002 Registration Statement. On December 31, 2008, the Registration Statement expired and the Company has not elected to renew the statement.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended January 31, 2008 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under the
	Shares Purchased	Paid Per Share	Plans or Program	Plans or Program
3,573.5
February 3, 2008 - January 31, 2009	-	$-	-	3,573.5
NOTE 7 – EQUITY INCENTIVE PLANS
Incentive stock option plan. The Company has a long-term incentive plan, which was approved by FRED’S stockholders, under which an aggregate of 2,023,079 shares as of January 31, 2009 (2,057,344 shares as of February 2, 2008) are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at January 31, 2009 expire in 2009 through 2015.
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
Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by FRED’S stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 73,084, 71,294 and 83,104 shares issued during fiscal years 2008, 2007 and 2006, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 31, 2009 there were 1,150,863 shares available.
The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2008	2007	2006

Stock option expense	$526	$1,312	$1,408
Restricted stock expense	282	591	512
ESPP expense	182	213	279

Total stock-based compensation	990	2,116	2,199

Income tax benefit on stock-based compensation	$228	$340	$210
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
The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2008	2007	2006
Expected volatility	40.1%	42.8%	41.4%
Risk-free interest rate	3.3%	4.1%	4.8%
Expected option life (in years)	5.84	5.84	5.85
Expected dividend yield	0.5%	0.4%	0.4%

Weighted average fair value at grant date	$4.53	$4.68	$6.01

Employee Stock Purchase Plan
Expected volatility	36.8%	37.2%	38.7%
Risk-free interest rate	3.1%	4.7%	4.8%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	0.4%	0.4%	0.3%

Weighted average fair value at grant date	$2.48	$3.31	$4.31
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
Stock Options. The following table summarizes stock option activity from January 28, 2006 through January 31, 2009:

			Weighted-
		Weighted-	Averaged	Aggregate
		Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(years)	(000s)

Outstanding at January 28, 2006	1,190,019	$16.92	4.0	$694
Granted	328,025	13.30
Forfeited / Cancelled	(352,828)	15.15
Exercised	(62,152)	11.01

Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	270,552	10.97
Forfeited / Cancelled	(157,165)	17.19
Exercised	-	-

Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$-
Granted	37,500	10.97
Forfeited / Cancelled	(114,640)	16.57
Exercised	(1,200)	13.86

Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11

Exercisable at January 31, 2009	688,234	$16.69	2.6	$6
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of FRED’S closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of FRED’S stock. As of January 31, 2009, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $.78 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.
Other information relative to option activity during 2008, 2007 and 2006 is as follows:

(dollars in thousands)	2008	2007	2006
Total fair value of stock options vested	$2,240	$1,008	$663
Total pretax intrinsic value of stock options exercised	$1	$-	$135

The following table summarizes information about stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Averaged	Weighted-		Weighted-
		Contractual Life	Average		Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Shares	Exercise Price
$9.50 - $14.60	666,561	5.4	$12.49	255,735	$12.99
$14.68 - $20.60	423,550	1.8	$18.08	392,599	$18.20
$23.05 - $33.49	48,000	0.8	$25.93	39,900	$25.50

	1,138,111			688,234

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
The following table summarizes restricted stock from January 28, 2006 through January 31, 2009:

		Weighted-
		Average
	Options	Exercise Price
Non-vested Restricted Stock at January 28, 2006	172,532	$15.51
Granted	92,182	13.93
Forfeited / Cancelled	(25,293)	15.12
Exercised	(9,570)	10.98

Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	81,176	10.47
Forfeited / Cancelled	(15,713)	13.48
Exercised	(9,679)	16.59

Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	124,653	9.84
Forfeited / Cancelled	(45,876)	14.15
Exercised	(11,628)	13.31

Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 31, 2009 is $3.6 million with a weighted average remaining contractual life of 6.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 5.5 years. The total fair value of restricted stock awards that vested for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $.2 million, $.2 million and $.1 million, respectively.
The unrecognized compensation expense related to outstanding restricted stock awards was recorded as unearned compensation in shareholders’ equity at January 28, 2006. With the adoption of SFAS 123 (R), the unrecognized compensation expense related to outstanding restricted stock awards granted prior to January 29, 2006 was charged to common stock.
There were no significant modifications to the Company’s share-based compensation plans during fiscal 2008.
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
A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share amount):

	January 31, 2009			February 2, 2008			February 3, 2007
			Per Share			Per Share			Per Share
(in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$16,642	39,628	$0.42	$10,718	39,771	$0.27	$26,746	39,770	$0.67
Effect of dilutive securities		223			111			88

Diluted EPS	$16,642	39,851	$0.42	$10,718	39,882	$0.27	$26,746	39,858	$0.67

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 1,138,111, 1,216,451, and 1,097,064 such options outstanding at January 31, 2009, February 2, 2008 and February 3, 2007.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Commitments. The Company had commitments approximating $9.7 million at January 31, 2009 and $14.3 million at February 2, 2008 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $12.0 million at January 31, 2009 and $17.1 million at February 2, 2008 utilized as collateral for its risk management programs.
Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plan for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2008, 2007, and 2006, were $258, $251, and $160, respectively.
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
During 2008, the Company changed its measurement date from November 30 to January 31. In accordance with SFAS 158, we used the “14-month method” to transition to the new measurement date and calculate the net periodic postretirement benefit cost for the year ending January 31, 2009. As part of the transition, an adjustment to retained earnings was recorded for the two month period December 2, 1008 through January 31, 2009.
The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	January 31,	February 2,
(in thousands)	2009	2008
Benefit obligation at beginning of year	$539	$591
Service cost	25	33
Interest cost	24	30
Actuarial (gain)	(172)	(82)
Benefits paid	(28)	(33)
Adjustments due to adoption of FAS 158 measurement date provisions	8	-

Benefit obligation at end of year	$396	$539

The medical care cost trend used in determining this obligation is 8.0% effective December 1, 2007, decreasing annually before leveling at 5.0% in 2015. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

	For the Year Ended
	January 31,	February 2,
(in thousands)	2009	2008
Effect of health care trend rate
1% increase effect of accumulated benefit obligations	$34	$47
1% increase effect on periodic cost	6	7
1% decrease effect on accumulated benefit obligations	(30)	(42)
1% decrease effect on periodic cost	(5)	6
The discount rate used in calculating the obligation was 5.75% in 2007 and 6.25% in 2008.
The annual net postretirement cost is as follows:

	For the Year Ended
	January 31,	February 2,	February 3,
(in thousands)	2009	2008	2007
Service cost	$25	$33	$39
Interest cost	24	30	31
Amorization of prior service cost	(14)	(14)	(13)
Amorization of unrecognized prior service costs	(102)	(97)	(98)

Net periodic postretirement benefit cost	$(67)	$(48)	$(41)

The Company’s policy is to fund claims as incurred.
Information about the expected cash flows for the postretirement medical plan follows:

Postretirement
Medical Plan
Expected Benefit Payments, net of retiree contributions
2009	30,673
2010	33,367
2011	34,148
2012	34,968
2013	38,395
Next 5 years	232,598
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
The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. The Company is and will continue to vigorously defend these actions in this matter. Discovery is closed. The parties agreed to mediate this case and did so successfully in January 2009. The total settlement amount, (including attorneys’ fees and costs) is $5,000,000. FRED’S believes this is a favorable settlement in consideration of the substantial costs of continuing litigation, high jury verdicts against other retailers who were sued for practices similar to the claims alleged in this case as well as the constant distraction to management of a possible protracted jury trial. FRED’S has admitted no liability or wrongdoing and no liability has been found against FRED’S. The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs. The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on. The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The parties also agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1,500,000 (including attorneys’ fees and costs). Again, based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, this is a favorable settlement for FRED’S. FRED’S has admitted no liability or wrongdoing, and no liability has been found against the Company. The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.
In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seek compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have been filed, but the court has not ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter.
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
NOTE 10 – SALES MIX
The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of January 31, 2009, all of the Company’s operations were located within the United States. The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Pharmaceuticals	31.7%	32.2%	31.9%
Household Goods	24.8%	24.8%	24.7%
Food and Tobacco Products	15.5%	14.2%	13.0%
Paper and Cleaning Supplies	9.2%	8.8%	8.6%
Apparel and Linens	8.6%	9.9%	11.7%
Health and Beauty Aids	8.0%	8.0%	8.0%
Sales to Franchised Fred’s Stores	2.2%	2.1%	2.1%

Total Sales Mix	100.0%	100.0%	100.0%

NOTE 11 – EXIT AND DISPOSAL ACTIVITY
During fiscal 2007, the Company closed 17 underperforming stores.
During the course of 2008, the Company has closed 74 stores and 23 pharmacies. The closures took place during the first three quarters of 2008 pursuant to our restructuring plan announced February 6, 2008 and were the result of an in-depth study conducted by the Company of its operations over the last 10 quarters. The study revealed that FRED’S has a strong and healthy store base, and that by closing these underperforming stores the Company would improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. As a result of the successful execution of this plan, the Company is stronger and is in a better position to respond to fluctuations in the economy and to take advantage of opportunities to further improve our business. The one remaining store closure is scheduled for the first half of fiscal 2009, bringing the total number of store closures to 75.

Inventory Impairment
During fiscal 2006, which ended February 3, 2007, we recorded a below-cost inventory adjustment of approximately $0.9 million to reduce the value of inventory to lower of cost or market in the 20 stores that were planned for closure in fiscal 2007, of which 17 were closed. The entire impairment was utilized in fiscal 2007.
During fiscal 2007, which ended February 2, 2008, we recorded a below-cost inventory adjustment of approximately $10.0 million to reduce the value of inventory to lower of cost or market in stores that were planned for closure as part of the Company’s strategic plan to improve profitability and operating margin. The adjustment was recorded in cost of goods sold in the consolidated statement of income for the year ended February 2, 2008.
In fiscal 2008, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores closed in the third quarter and utilized the entire $10.3 million impairment.
Lease Termination
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
During fiscal 2007, which ended February 2, 2008, we closed 17 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.
During fiscal 2008, which ended January 31, 2009, we closed 74 under performing stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent. We utilized $7.6 million during the period, leaving $3.5 million in the reserve at January 31, 2009. During the first half of fiscal 2009, the Company expects to incur $.2 million in lease contract termination costs related to the remaining store closure.
The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

				Ending
	Balance at			Balance
	February 2,	Additions	Utilized	January 31,
	2008	FY08	FY08	2009

Inventory markdowns for planned store closings	$10.0	$0.3	$10.3	$—
Lease contract termination liability	0.6	10.5	7.6	3.5

	$10.6	$10.8	$17.9	$3.5

Fixed Asset Impairment
During fiscal 2006, which ended February 3, 2007, the Company recorded a charge of $0.8 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the 20 store closings planned for fiscal 2007.
During the fourth quarter of 2007, which ended February 2, 2008, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008. During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter. There were no other fixed asset impairment charges incurred during 2008.

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s unaudited quarterly financial information for the fiscal years ended January 31, 2009 and February 2, 2008 is reported below:

		Second			Fourth
(in thousands)	First Quarter	Quarter		Third Quarter	Quarter
Year ended January 31, 2009

Net sales	$464,292	$447,127		$418,036	$469,385
Gross profit	132,481	123,851		124,186	122,500
Net income	7,250	1,033	[1]	6,089	2,270	[2]

Net income per share
Basic	$0.18	$0.03	[1]	$0.15	$0.06	[2]
Diluted	$0.18	$0.03	[1]	$0.15	$0.06	[2]
Cash dividends paid per share	$0.02	$0.02		$0.02	$0.02

Year ended February 2, 2008

Net sales	$442,262	$424,640		$419,913	$494,108
Gross profit	127,001	121,483		124,920	116,839
Net income (loss)	7,438	3,058		4,607	(4,385)	[1]

Net income (loss) per share
Basic	$0.19	$0.08		$0.12	$(0.11)	[1]
Diluted	$0.19	$0.08		$0.12	$(0.11)	[1]
Cash dividends paid per share	$0.02	$0.02		$0.02	$0.02
1 Results include certain charges for the closing of 75 stores in 2008 and the 17 stores closed in 2007 (see Note 11 - Exit and Disposal Activities).
2 Results include $6.6 million accrual for a legal settlement (see Note 9 - Commitments and Contingencies).
ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78 et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
The management of FRED’S, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 31, 2009.
Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.
(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 31, 2009 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee
We have audited FRED’S, Inc.’s (the “Company’s”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A.b, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated April 16, 2009 expressed an unqualified opinion thereon.
/s/BDO Seidman, LLP
Memphis, Tennessee
April 16, 2009

ITEM 9B. Other Information
None.
PART III
ITEM 10: Directors, Executive Officers and Corporate Governance
The following information is furnished with respect to each of the directors and executive officers of the Company:

Name	Age	Postions and Offices
Michael J. Hayes (1)	67	Director, Chairman of the Board

John R. Eisenman (1)	67	Director

Roger T. Knox (1)	71	Director

Thomas H. Tashjian(1)	54	Director

B. Mary McNabb (1)	60	Director

Michael T. McMillan (1)	49	Director

Bruce A. Efird	49	Director, Chief Executive Officer and President

Jerry A. Shore	56	Executive Vice President, Chief Financial Officer and Chief Administative Officer

Dennis K. Curtis	49	Executive Vice-President – General Merchandise Manager

John A. Casey	62	Executive Vice President – Pharmacy Acquisitions

Rick A. Chambers	45	Executive Vice President – Pharmacy Operations

Charles S. Vail	66	Corporate Secretary, Senior Vice President – Legal Services and General Counsel

Reggie E. Jacobs	38	Executive Vice President – Corporate Services, Distribution and Transportation

Earl L. Taylor	59	Executive Vice President – Store Operations
1 Seven directors, constituting the entire Board of Directors, are to be elected at the 2009 Annual Meeting to serve one year or until their successors are elected.
Michael J. Hayes served as Managing Director of the Company from October 1989 until March 2002 when he was elected Chairman of the Board. He was the Chief Executive Officer from October 1989 through January 2009. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President — Corporate Finance and Financial Services.
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
Roger T. Knox is President Emeritus of the Memphis Zoological Society and was its President and Chief Executive Officer from January 1989 through March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith’s Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and it’s Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley’s Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of The Plough Foundation.
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
B. Mary McNabb was elected a director of the Company in April 2005. Most recently she served as Chief Executive Officer for Kid’s Outlet in California. She has served as a member of the Board of Directors of C-ME (Cyber Merchants Exchange), a public company, and now serves as an advisor to the board. McNabb was executive vice president of merchandising and marketing for Factory 2-U from 1989 – 2001.
Michael T. McMillan was elected a director of the Company in February 2007. He currently serves as Director of Sales Operations for Pepsi-Cola North America, a Division of PepsiCo, where he has spent the last 22 years in various roles including marketing, sales, franchise development, and general management of its bottling operations.
Bruce A. Efird joined the Company in September 2007 as President and became Chief Executive Officer effective February 1, 2009. Mr. Efird was Executive Vice President-Merchandising for Meijer, Inc., a leading supercenter retailer in the Midwest with more than $13 billion in sales, from October 2005 until August 2007. There he was responsible for all merchandising functions, including softlines, home furnishings, drugstore, general merchandise, groceries and perishables. He also was in charge of marketing and advertising functions as well as pricing and e-commerce for the chain’s 179 stores across a five-state area. From 1997 until October 2005, Mr. Efird was with Bruno’s Supermarkets, Inc. in Birmingham, Alabama, and served as Senior Vice President of Merchandising from 1999 through 2003 and Executive Vice President/General Manager thereafter.
Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.
Dennis K. Curtis was named Executive Vice-President – General Merchandise Manager in February 2008. Previously, Mr. Curtis was Executive Vice-President for Store Operations of FRED’S from July 2003 to January 2008. Prior to this position, Mr. Curtis held the position of Senior Vice-President - Divisional Merchandising Manager of Hardlines. Mr. Curtis joined the Company in 1980 as a management trainee in store operations.
John A. Casey was named Executive Vice President – Pharmacy Acquisitions in June of 2004 and was previously Executive Vice President – Pharmacy Operations of FRED’S since February 1997. Mr. Casey joined the Company in 1979 and has served in various positions in Pharmacy Operations. Mr. Casey is a registered pharmacist.
Rick A. Chambers was named Executive Vice President – Pharmacy Operations in August 2006. Prior to this he held the position of Senior Vice President – Pharmacy operations from June 2004 to August 2006. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.
Charles S. Vail has served the Company as General Counsel since 1973, as Corporate Secretary since 1975, and as Senior Vice President – Legal since 2006. Mr. Vail joined the Company in 1968.
Reggie E. Jacobs was named Executive Vice President – Corporate Services, Distribution and Transportation in August of 2008. Prior to this Mr. Jacobs served as SVP of Distribution, CIO and Director of DC Systems. Prior to joining the company Mr. Jacobs was employed by Dollar General from 1994 to 1998 and by Wal-Mart from 1992 to 1994. Mr. Jacobs holds a B.A from the University of Oklahoma.
Earl L. Taylor has served the Company for over 40 years and was promoted to Executive Vice President – Store Operations in 2008. Mr. Taylor began his retail career with the Company in 1968 as a manager trainee and has served in a variety of positions since including store manager from 1971 to 1979, District Manager from 1979 to 1998, Director of Store Operations from 1998 to 2001 and Regional Vice President from 2001 to 2008.
The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our fiscal 2009 Annual Meeting.
ITEM 11: Executive Compensation
Information required by this item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting.
ITEM 12: Security Ownership of Certain Beneficial Owners and Management
Information required by this item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting.
ITEM 13: Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting.
ITEM 14. Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting.

PART IV
ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Consolidated Financial Statements (See ITEM 8)
Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP.
(a)(2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
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

3.2
Articles of Amendment to the Charter of Fred’s Inc. [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form 8-A as filed with the SEC on October 17, 2008 (SEC File No. 001-14565) (the “Form 8-A”)].

3.3	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8].

4.1
Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)].

4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998].

4.3	Rights Agreement, dated as of October 10, 2008, between Fred’s Inc. and Regions Bank [incorporated herein by reference to Exhibit 4.1 to the Form 8-A].

10.1	Form of FRED’S, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

10.3	Employee Stock Ownership Plan (ESOP) dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

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

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].

*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].

*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO Seidman LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K
None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 00-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee
The audits referred to in our report dated April 16, 2009 relating to the consolidated financial statements of FRED’S, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Memphis, Tennessee
April 16, 2009

Schedule II — Valuation and Qualifying Accounts

		Additions Charged
		to Costs and	Deductions and
(dollars in thousands)	Beginning Balance	Expenses	Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 31, 2009	$879	$486	$480	$885
Year ended February 2, 2008	$719	$255	$95	$879
Year ended February 3, 2007	$698	$69	$48	$719

Inventory valuation reserves
Year ended January 31, 2009	$10,025	$280	$10,305	$-
Year ended February 2, 2008	$2,119	$10,025	$2,119	$10,025
Year ended February 3, 2007	$-	$2,119	$-	$2,119

Insurance reserves
Year ended January 31, 2009	$8,186	$40,304	$39,857	$8,633
Year ended February 2, 2008	$8,604	$38,172	$38,590	$8,186
Year ended February 3, 2007	$8,467	$37,053	$36,916	$8,604

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2009.

FRED’S, INC.
By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April, 2009.

Signature	Title

/s/ Michael J. Hayes	Director and Chairman of the Board
Michael J. Hayes

/s/ Bruce A. Efird Bruce A. Efird	Director, Chief Executive Officer and President (Principle Executive Officer)

/s/ Jerry A. Shore	Executive Vice President and Chief Financial
Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director
Roger T. Knox

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Michael T. McMillan	Director
Michael T. McMillan