Form 10-Q
period 2009-05-02
FREDS INC
filed 2009-06-11
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 2, 2009.
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐      No   ☑.
The registrant had 40,032,407 shares of Class A voting, no par value common stock outstanding as of June 10, 2009.

FRED’S, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	May 2,	January 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$50,514	$35,128
Receivables, less allowance for doubtful accounts of $908 and $885, respectively	32,182	28,857
Inventories	318,141	301,537
Other non-trade receivables	14,028	15,782
Prepaid expenses and other current assets	11,658	11,912

Total current assets	426,523	393,216
Property and equipment, at depreciated cost	136,670	138,036
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928 respectively	—	39
Other noncurrent assets, net	13,081	13,484

Total assets	$576,274	$544,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,357	$69,955
Current portion of indebtedness	218	243
Accrued expenses and other	45,682	45,467
Deferred income taxes	13,667	13,061
Income taxes payable	12,559	8,941

Total current liabilities	159,483	137,667
Long-term portion of indebtedness	4,838	4,866
Deferred income taxes	1,654	1,328
Other noncurrent liabilities	14,874	13,833

Total liabilities	180,849	157,694

Commitments and Contingencies
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 40,036,561 and 39,880,836 shares issued and outstanding, respectively	137,473	136,877
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	256,889	249,141
Accumulated other comprehensive income	1,063	1,063

Total shareholders’ equity	395,425	387,081

Total liabilities and shareholders’ equity	$576,274	$544,775

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	$458,380	$464,292
Cost of goods sold	329,403	331,811

Gross profit	128,977	132,481

Depreciation and amortization	6,438	7,083
Selling, general and administrative expenses	108,858	113,660

Operating income	13,681	11,738

Interest income	(23)	(98)
Interest expense	132	271

Income before income taxes	13,572	11,565

Provision for income taxes	5,022	4,315

Net income	$8,550	$7,250

Net income per share
Basic	$0.21	$0.18

Diluted	$0.21	$0.18

Weighted average shares outstanding
Basic	39,885	39,804
Effect of dilutive stock options	122	168

Diluted	40,007	39,972

Comprehensive income:
Net income	$8,550	$7,250
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	(11)

Comprehensive income	$8,550	$7,239

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income	$8,550	$7,250
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,438	7,083
Net (gain) loss on asset disposition	83	(870)
Stock-based compensation	488	576
Provision for (recovery of) uncollectible receivables	23	(264)
LIFO reserve increase (decrease)	(243)	1,347
Deferred income tax expense	1,040	1,675
Income tax benefit upon exercise of stock options	5	6
Provision for post retirement medical	—	(11)
(Increase) decrease in operating assets:
Trade receivables	(1,594)	5,286
Inventories	(16,361)	(15,158)
Other assets	254	58
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,617	(696)
Income taxes payable	3,614	(6)
Other noncurrent liabilities	930	731

Net cash provided by operating activities	20,844	7,007

Cash flows from investing activities:
Capital expenditures	(4,368)	(5,452)
Proceeds from asset dispositions	15	1,411
Asset acquisition, net (primarily intangibles)	(360)	(88)

Net cash used in investing activities	(4,713)	(4,129)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(52)	(115)
Proceeds from revolving line of credit	—	135,701
Payments on revolving line of credit	—	(136,625)
Excess tax benefits (charges) from stock-based compensation	(5)	(6)
Proceeds from exercise of stock options and employee stock purchase plan	114	133
Cash dividends paid	(802)	(798)

Net cash used in financing activities	(745)	(1,710)

Increase (decrease) in cash and cash equivalents	15,386	1,168
Cash and cash equivalents:
Beginning of year	35,128	10,266

End of year	$50,514	$11,434

Supplemental disclosures of cash flow information:
Interest paid	$109	$387
Income taxes paid	$5	$—
See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: BASIS OF PRESENTATION
Fred’s, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of May 2, 2009, 666 discount general merchandise stores, including 24 franchised Fred’s stores, in 15 states in the southeastern United States. 284 of the stores have full service pharmacies.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 2009 incorporated into Our Annual Report on Form 10-K.
The results of operations for the thirteen week period ended May 2, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.
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
In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP is effective for fiscal periods beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 in the quarter ended May 2, 2009 and determined that it had no significant impact on its results of operations or financial position.
NOTE 3: INVENTORIES
Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (“FIFO”) method for goods in our stores and the cost FIFO method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.
In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (“market value”). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by GAAP.
Because the approximation of market value under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (“shrink”), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of shrink is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate in the determination of the cost value of inventory.
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
Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $28.4 million, and $30.8 million at May 2, 2009 and January 31, 2009 respectively, cost was determined using the retail last-in, first-out (“LIFO”) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $18.9 million at May 2, 2009 and $19.1 million at January 31, 2009.
The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as buying, warehousing, and accounting, as well as inbound freight. During the second quarter of FY07, we revised our estimate to include certain costs internally captured within our Merchandise Planning, Information Technology and Human Resources departments as they relate to the inventory functions and support of procurement and storage. This revision follows growth in the role of these departments in support of the procurement and warehousing functions, including additional personnel hired over the previous few quarters. Further, our Merchandise Planning department has evolved from being previously included within the buying function to a stand alone function with responsibility for inbound logistics and commodity procurement. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at May 2, 2009 is $19.7 million, with the corresponding amount of $19.0 million at January 31, 2009.

NOTE 4: STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R), stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R).
A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Stock option expense	$260	$371
Restricted stock expense	174	161
ESPP expense	53	44

Total stock-based compensation	$487	$576

Income tax benefit on stock-based compensation	115	115
The fair value of each option granted during the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Stock Options
Expected volatility	42.6%	40.3%
Risk-free interest rate	2.6%	3.5%
Expected option life (in years)	5.84	5.84
Expected dividend yield	0.55%	0.45%

Weighted average fair value at grant date	$4.58	$4.57

Employee Stock Purchase Plan
Expected volatility	94.3%[1]	41.0%
Risk-free interest rate	0.06%	3.1%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.17%	0.17%

Weighted average fair value at grant date	$3.59	$2.19

1.	The increase in expected volatility is due to the fluxuation of the stock price in the first quarter of 2009 as compared to the same period last year.

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
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 13,829 shares issued during the thirteen weeks ended May 2, 2009. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 2, 2009, there were 1,137,034 shares available.
Stock Options
The following table summarizes stock option activity during the thirteen weeks ended May 2, 2009:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	327,204	$11.06
Forfeited / Cancelled	(84,453)	$19.70
Exercised	—	—

Outstanding at May 2, 2009	1,380,862	$13.89	4.0	$1,543

Exercisable at May 2, 2009	672,902	$16.05	2.4	$238
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.36 on the last trading day of the period ended May 2, 2009 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 2, 2009, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 4.2 years. The total fair value of options vested during the thirteen weeks ended May 2, 2009 was $330.9 thousand.

Restricted Stock
The following table summarizes restricted stock activity during the thirteen weeks ended May 2, 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	19,237	$12.41
Forfeited / Cancelled	(23,683)	$14.71
Vested	(3,355)	$13.83

Non-vested Restricted Stock at May 2, 2009	344,983	$12.22
The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 2, 2009 is $4.6 million with a weighted average remaining contractual life of 5.8 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 5.5 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 2, 2009 was $47.6 thousand.
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
The following illustrates the breakdown of the major categories within Property and Equipment:

	May 2, 2009	May 3, 2008
Property and equipment, at cost:

Buildings and building improvements	$92,396	$88,511
Leasehold improvements	51,346	50,218
Automobiles and vehicles	5,321	5,201
Airplane	4,697	4,697
Furniture, fixtures and equipment	232,676	226,072

	386,436	374,699
Less: Accumulated depreciation and amortization	(256,601)	(237,920)

	129,835	136,779
Construction in progress	502	1,064
Land	6,333	6,183

Total Property and equipment, at depreciated cost	$136,670	$144,026

NOTE 6: EXIT AND DISPOSAL ACTIVITIES
During the course of 2008, the Company closed 74 stores and 23 pharmacies. The closures took place during the first three quarters of 2008 pursuant to our restructuring plan announced February 6, 2008 and were the result of an in-depth study conducted by the Company of its operations over the last 10 quarters. The study revealed that FRED’S has a strong and healthy store base, and that by closing these underperforming stores the Company would improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. As a result of the successful execution of this plan, the Company is stronger and is in a better position to respond to fluctuations in the economy and to take advantage of opportunities to further improve our business. The one remaining store closure is scheduled for the first half of fiscal 2009, bringing the total number of store closures to 75.
During the first quarter of 2009, the Company did not perform any store closures.
Inventory Impairment
The Company will record a below-cost inventory adjustment to reduce the value of inventory to the lower of cost of market in stores that are planned for closure. The adjustment would be recorded in cost of goods sold in the Condensed Consolidated Statement of Income. During fiscal 2009, the Company did not perform any store closures.
Fixed Asset Impairment
For planned store closures, the Company will record a fixed asset impairment charge for assets identified for disposal. During the first quarter of 2009, which ended May 2, 2009, the Company did not announce any store closures. Therefore, a fixed asset impairment charge has not been recorded.
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
During fiscal 2007, which ended February 2, 2008, we closed 17 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal 2008.
During fiscal 2008, which ended January 31, 2009, we closed 74 under performing stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent. We utilized $7.6 million during the period, leaving $3.5 million in the reserve at January 31, 2009.
During the quarter ended May 2, 2009, the Company did not perform any store closures. Therefore, we did not incur any additional lease contract termination liability. We utilized $1.1 million during the quarter, leaving $2.4 million in the reserve at May 2, 2009.
The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Balance at			Ending
	January 31,			Balance May
	2009	Additions	Utilization	2, 2009
Lease contract termination liability	3.5	—	1.1	2.4

	$3.5	$—	$1.1	$2.4

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME
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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 2, 2009	May 3, 2008	January 31, 2009
Accumulated other comprehensive income	$1,063	$1,040	$1,040
Amortization of postretirement benefit	—	(11)	23

Ending balance	$1,063	$1,029	$1,063

NOTE 8: RELATED PARTY TRANSACTIONS
Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company. The total rental payments related to these leases was $391.2 thousand for the quarter ended May 2, 2009.

Item 2:
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
GENERAL
Executive Overview
Recognizing our pharmacy department as a key differentiating factor to other small-box discount retailers, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets. Our emphasis will continue to be on acquisitions and file buys, but cold starts will be employed where it makes sense to do so. We also rolled out our Prescription Plus $4 generic program to all pharmacies in the first quarter of 2009. We piloted this program on a limited basis last year and found it to be a traffic driver, and thus rolled it out to all pharmacies this quarter.
Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. We have reached an Own Brand penetration rate of 15% of total consumable sales, and that number will continue to grow throughout the year as new Own Brand products are introduced. Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”. We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in paper and food introduced in the first quarter of 2009.
Expense reduction and containment continues to be a key focus of the Company, especially in light of current economic conditions. We are aggressively pursuing cost reductions in all functional areas and are also continuously reviewing internal processes to find efficiencies and/or redundancies and drive unnecessary costs and expenses out of the business. These efforts are being coordinated at the Executive Level and close attention is being paid not to sacrifice service to our customers. These efforts resulted in a 90 basis point reduction in expenses as a percentage of sales in the first quarter of 2009 compared to the same period last year.
Also, we continued the work that we began last year related to our real estate site selection and store layout programs. We continue to improve the interior layout of our stores so that our customers experience more open customer spaces, more logical product flow and a more consistent and meaningful price message, all of which are intended to provide a more pleasurable shopping trip. We also continue to hone our real estate strategy so that the proper site is selected to support our targeted demographics, thus driving traffic and sales.
Over the remainder of 2009, we intend to continue with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, distribution center upgrades and further development of our information technology capabilities. Technology upgrades will be made in the areas of direct store delivery systems, in-store systems, and pharmacy systems.
As previously reported, the Company expects total earnings per diluted share for 2009 to be in the range of $0.73 to $0.80. These earnings projections include the following significant events affecting the balance of the year:
•	The third year incremental raising of the federal minimum wage which will negatively impact our labor expense by approximately $2.3 million.

•	The continued product mix shift to basic and consumable items, coupled with intense pharmacy competition, will continue to negatively affect gross margin.

•	The positive margin impact of our Own Brand initiatives as mentioned in previous paragraphs.
Key factors that will be critical to the Company’s future success include managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs.
Other factors that will affect Company performance in 2009 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates. Additionally, we believe that the ongoing recession and accelerating unemployment rate continue to place tremendous economic pressure on the consumer.

However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENED MAY 2, 2009 AND MAY 3, 2008
Sales
Net sales for the first quarter of 2009 decreased to $458.4 million in 2009 from $464.3 million in 2008, a quarter-over-quarter decline of $5.9 million or 1.3%, reflecting the Company’s store closing program coupled with the ongoing economic challenges impacting our customers’ disposable income. Excluding sales from stores closed in 2008 ($25.7 million), sales increased 4.5% over the first quarter last year. This increase was attributable to an increase in comparable store sales of 2.8% ($11.8 million) and an increase in non-comparable store sales of 1.7% ($8.0 million).
The Company’s 2009 front store (non-pharmacy) sales decreased 3.6% over 2008 front store sales. Excluding the front store sales from stores closed in 2008 ($25.6 million), sales increased 5.1% over the first quarter last year. Although front store sales growth declined in the quarter in categories such as home furnishings, housewares, health and beauty and footwear, we did experience sales increases in certain categories such as tobacco, lawn and garden, pets, food and electronics.
The Company’s pharmacy sales were 33.3% of total sales in the first quarter of 2009 compared to 31.8% of total sales in the same quarter last year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation which we closed during the first quarter of 2009, increased 3.6% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies and the addition of pharmacy departments in existing store locations.
Sales to FRED’S 24 franchised locations were $10.2 million in the first quarter of 2009 and 2008 and represented 2.2% of the Company’s total sales in both quarters. The unchanged quarter over quarter franchise sales were a result of the ongoing economic challenges impacting our customers’ disposable income. The Company does not intend to expand its franchise network in the future.
The sales mix for the period was 33.3% Pharmaceuticals, 23.5% Household Goods, 16.1% Food and Tobacco, 9.1% Paper and Cleaning Supplies, 7.9% Apparel and Linens, 7.8% Health and Beauty Aids, and 2.2% Franchise. The sales mix for the period the same period last year was 31.8% Pharmaceuticals, 24.4% Household Goods, 8.7% Apparel and Linens, 15.5% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 8.2% Health and Beauty Aids, and 2.2% Franchise.
Gross Margin
Gross margin for the first quarter of 2009 decreased to $129.0 million from $132.5 million in 2008, a quarter-over-quarter decline of 2.6%. As a percent of sales, gross margin for the quarter decreased to 28.1% from 28.5% in the same quarter last year. Gross margin was unfavorably impacted by continued pricing pressures, an unfavorable shift in the product mix toward lower margin basic and consumable products, the mix shift in the pharmacy department from branded to generic drugs and higher inbound freight costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $115.3 million in 2009 (25.1% of sales) from $120.7 million in 2008 (26.0% of sales). This 90 basis point expense leverage resulted primarily from managing costs in our stores by increasing labor efficiencies, lowering distribution costs and the effect of our store closures in fiscal 2008. Our stores labor efficiencies resulted in an 18 basis point reduction in store labor as a percentage of store sales from 8.59% for the first quarter of 2008 to 8.41% for the first quarter of 2009. Additionally, overall expense efficiencies in store operations reduced store expenses from 22.7% of sales in the first quarter of 2008 to 22.1% in the same period in 2009.
As a percent of sales, selling, general and administrative expenses, excluding depreciation and amortization, in the first quarter of 2009 were 23.7%, down from 24.5% in the first quarter of 2008. This leveraging of selling, general and administrative expenses resulted primarily from managing costs in our stores as detailed in the previous paragraph.
Operating Income
Operating income increased to $13.7 million in the first quarter of 2009 (3.0% of sales) from $11.7 million in 2008 (2.5% of sales) due primarily to a reduction in selling, general and administrative expenses as the Company continued to focus on managing costs in our stores, as described in the Selling, General and Administrative Expenses section above. This increase was partially offset by a net decrease in sales of $5.9 million driven by $25.7 million of closed store related sales in the first quarter of 2008, an increase in comparable store sales of $11.8 million and an increase in non-comparable store sales of $8.0 million, as detailed in the Sales section above.
Interest Expense
For the first quarter of 2009, the Company incurred net interest expense of $0.1 million compared to $.2 million in the first quarter of 2008. This reduction in interest expense is due to less borrowing under our operational line of credit.
Income Taxes
For the first quarter of 2009, the effective income tax rate was 37.0%, as compared to 37.3% in the first quarter of 2008. The decrease in the effective tax rate was primarily due to increased benefits of federal wage credits.
Net Income
As a result of the fluctuations described in the preceding sections, net income increased to $8.5 million (or $.21 per diluted share) in the first quarter of 2009 from $7.3 million (or $.18 per diluted share) during the same period last year. While net sales decreased by 1.3% and gross margin decreased 2.6% over the same period last year, the improvement in selling, general and administrative expenses (4.5%) more than offset this unfavorability, driving an increase in operating income of 16.6%. Finally, net income benefited from a lower tax rate due to increased benefits of federal wage credits.
LIQUIDITY AND CAPITAL RESOURCES
Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.
Cash provided by operating activities totaled $20.8 million during the thirteen week period ended May 2, 2009 compared to $7.0 million in the same period of the prior year. While cash was used for the purchase of inventories, we generated operating cash flow through our closing of 74 stores in fiscal 2008 and our ongoing initiative to better manage our Accounts Payable processes.
Cash used in investing activities totaled $4.7 million, and consisted primarily of expenditures related to existing stores ($3.4 million), capital expenditures associated with the store and pharmacy expansion program ($.5 million) and technology and other corporate expenditures ($.4 million). During the first quarter of 2009, we opened 3 stores and 3 pharmacies and closed 3 pharmacies. We expect to open 12 to 18 stores and 12 to 18 pharmacies for the year and estimate the Company will close 3 to 10 stores and 5 to 10 pharmacies. In 2009, the Company is planning capital expenditures totaling approximately $21.4 million. Expenditures are planned totaling approximately $13.5 million for upgrades, remodels, or new stores and pharmacies; $3.9 million for technology upgrades, $2.4 million for distribution center equipment and capital replacements and $1.6 million for other corporate expenditures. In addition, the Company also plans expenditures of $5.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2009 will be approximately $26.0 million.

Cash used by financing activities totaled $0.7 million and included $0.8 million for the payment of cash dividends and was offset by $0.1 million in proceeds from the exercise of stock options and employee stock purchase plan. There were $5.1 million in borrowings outstanding at May 2, 2009 related to real estate transactions. This amount is unchanged from the year ending January 31, 2009.
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
The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:
•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.

•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.

•	Continued availability of capital and financing.

•	Competitive factors.

•	Changes in reimbursement practices for pharmaceuticals.

•	Governmental regulation.

•	Increases in fuel and utility rates.

•	Potential adverse results in the Fair Labor Standards Act (“FSLA”) litigation described under Legal Proceedings on page 17.

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have no holdings of derivative financial or commodity instruments as of May 2, 2009. We are exposed to financial market risks, including changes in interest rates. All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.
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
     (b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 2, 2009 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have been filed and oral arguments have been conducted, but the court has not yet ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter.
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
Item 1A. Risk Factors
The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

FRED’S, INC.

Date: June 11, 2009	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 11, 2009	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer