Form 10-Q
period 2009-08-01
FREDS INC
filed 2009-09-10
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ________ to __________.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒.

The registrant had 40,045,831 shares of Class A voting, no par value common stock outstanding as of September 10, 2009.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of August 1, 2009 (unaudited) and January 31, 2009	3

Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended
August 1, 2009 (unaudited) and August 2, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
August 1, 2009 (unaudited) and August 2, 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	19-20

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits	20

Signatures	20

Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	August 1, 2009	January 31,
	(unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$51,350	$35,128
Receivables, less allowance for doubtful accounts of $801 and $885, respectively	28,586	28,857
Inventories	308,918	301,537
Other non-trade receivables	16,098	15,782
Prepaid expenses and other current assets	10,462	11,912
Total current assets	415,414	393,216
Property and equipment, at depreciated cost	138,668	138,036
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928
respectively	-	39
Other noncurrent assets, net	15,441	13,484
Total assets	$569,523	$544,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,291	$69,955
Current portion of indebtedness	261	243
Accrued expenses and other	43,125	45,467
Deferred income taxes	13,557	13,061
Income taxes payable	1,302	8,941
Total current liabilities	148,536	137,667
Long-term portion of indebtedness	4,742	4,866
Deferred income taxes	1,263	1,328
Other noncurrent liabilities	15,937	13,833
Total liabilities	170,478	157,694

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
40,046,240 and 39,880,836 shares issued and outstanding, respectively	138,052	136,877
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	259,930	249,141
Accumulated other comprehensive income	1,063	1,063
Total shareholders’ equity	399,045	387,081
Total liabilities and shareholders’ equity	$569,523	$544,775

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$434,214	$447,127	$892,594	$911,419
Cost of goods sold	313,472	323,276	642,875	655,087
Gross profit	120,742	123,851	249,719	256,332

Depreciation and amortization	6,489	6,779	12,927	13,862
Selling, general and administrative expenses	106,097	115,126	214,955	228,786
Operating income	8,156	1,946	21,837	13,684

Interest income	(55)	(104)	(78)	(202)
Interest expense	133	181	265	452
Income before income taxes	8,078	1,869	21,650	13,434

Provision for income taxes	3,838	836	8,860	5,151
Net income	$4,240	$1,033	$12,790	$8,283

Net income per share
Basic	$0.11	$0.03	$0.32	$0.21

Diluted	$0.11	$0.03	$0.32	$0.21

Weighted average shares outstanding
Basic	39,914	39,794	39,904	39,879
Effect of dilutive stock options	72	26	97	15
Diluted	39,986	39,820	40,001	39,894

Dividends per common share	$0.03	$0.02	$0.05	$0.04

Comprehensive income:
Net income	$4,240	$1,033	$12,790	$8,283
Other comprehensive income (expense), net of tax
postretirement plan adjustment	-	(11)	-	(22)

Comprehensive income	$4,240	$1,022	$12,790	$8,261

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$12,790	$8,283
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,927	13,862
Net gain on asset disposition	(19)	(895)
Provision for store closures and asset impairment	-	419
Stock-based compensation	996	1,093
Recovery of uncollectible receivables	(84)	(244)
LIFO reserve increase	591	1,921
Deferred income tax expense	509	3,533
Income tax benefit upon exercise of stock options	26	11
Provision for post retirement medical	-	(22)
(Increase) decrease in operating assets:
Trade receivables	39	5,110
Inventories	(7,971)	(17,275)
Other assets	1,450	749
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,994	22,047
Income taxes payable	84	(11)
Other noncurrent liabilities	(5,722)	750
Net cash provided by operating activities	33,610	39,331

Cash flows from investing activities:
Capital expenditures	(11,920)	(9,379)
Proceeds from asset dispositions	15	2,286
Insurance recoveries for replacement assets	-	220
Asset acquisition, net (primarily intangibles)	(3,555)	(998)
Net cash used in investing activities	(15,460)	(7,871)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(105)	(207)
Proceeds from revolving line of credit	-	198,370
Payments on revolving line of credit	-	(229,005)
Excess tax charges from stock-based compensation	(26)	(11)
Proceeds from exercise of stock options and employee stock purchase plan	205	279
Cash dividends paid	(2,002)	(1,597)
Net cash used in financing activities	(1,928)	(32,171)

Increase (decrease) in cash and cash equivalents	16,222	(711)
Cash and cash equivalents:
Beginning of year	35,128	10,266
End of year	$51,350	$9,555

Supplemental disclosures of cash flow information:
Interest paid	$184	$343
Income taxes paid	$14,360	$500

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$450
Common stock issued for purchase of capital assets	$-	$-

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of August 1, 2009, 669 discount general merchandise stores, including 24 franchised Fred's stores, in 15 states in the southeastern United States.  291 of the stores have full service pharmacies.

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

The results of operations for the thirteen and twenty-six week periods ended August 1, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB Staff Position No. FAS (“FSP SFAS”) 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position.  The Company has also evaluated FSP SFAS 157-2 and determined that it will have no impact on its results of operations or financial position.  In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP SFAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. The guidance in FSP SFAS 157-3 is effective immediately and has no effect on our financial statements.  In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” which further clarifies the principles established by SFAS No. 157.  The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009.  The Company has evaluated FSP SFAS 157-4 and determined that it will have no impact on its results of operations or financial position.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The Company adopted SFAS 165 as of the interim period ended August 1, 2009.  The Company has evaluated subsequent events through September 10, 2009, the date it filed this quarterly report on Form 10-Q. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $28.0 million, and $30.8 million at August 1, 2009 and January 31, 2009 respectively, cost was determined using the retail last-in, first-out (“LIFO”) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods.  The current cost of inventories exceeded the LIFO cost by approximately $19.7 million at August 1, 2009 and $19.1 million at January 31, 2009.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, and various administrative functions related to those activities such as accounting, information technology and human resources. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at August 1, 2009 is $19.2 million, with the corresponding amount of $19.0 million at January 31, 2009.

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

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Stock option expense	$280	$278	$540	$649
Restricted stock expense	176	195	350	356
ESPP expense	53	44	106	88
Total stock-based compensation	$509	$517	$996	$1,093

Income tax benefit on stock-based compensation	$101	$111	$216	$226

The fair value of each option granted during the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock Options
Expected volatility	42.6%	40.2%	42.6%	40.3%
Risk-free interest rate	2.6%	3.3%	2.6%	3.4%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	0.55%	0.49%	0.55%	0.45%

Weighted average fair value at grant date	$4.58	$4.82	$4.58	$4.60

Employee Stock Purchase Plan
Expected volatility	73.5%[1]	37.8%	83.9%[1]	39.4%
Risk-free interest rate	0.1%	3.1%	0.1%	3.1%
Expected option life (in years)	0.5	0.5	0.38	0.38
Expected dividend yield	0.34%	0.34%	0.26%	0.26%

Weighted average fair value at grant date	$3.78	$2.44	$3.68	$2.31

1. The increase in expected volatility is due to the fluctuation of the stock price in first and second quarter of 2009 as compared to the same periods last year.

The following is a summary of the methodology applied to develop each assumption:

Expected Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-free Interest Rate - This is the yield of a U.S. Treasury zero-coupon bond issue effective at the grant date with a remaining term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of seven and one-half years. An increase in the expected life will increase compensation expense.

Dividend Yield – This is based on the historical yield for a period equivalent to the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 29,770 shares issued during the twenty-six weeks ended August 1, 2009.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 1, 2009, there were 1,121,093 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended August 1, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	327,204	$11.06
Forfeited / Cancelled	(91,753)	$19.42
Exercised	(600)	-
Outstanding at August 1, 2009	1,372,962	$13.88	3.7	$1,639

Exercisable at August 1, 2009	669,362	$16.04	2.2	$263

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.48 on the last trading day of the period ended August 1, 2009 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of August 1, 2009, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 4.1 years.  The total fair value of options vested during the twenty-six weeks ended August 1, 2009 was $350.1 thousand.

              Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended August 1, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	19,237	$12.41
Forfeited / Cancelled	(25,791)	$14.34
Vested	(16,803)	$16.68
Non-vested Restricted Stock at August 1, 2009	329,427	$12.02

The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 1, 2009 is $4.4 million with a weighted average remaining contractual life of 5.7 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 5.3 years.  The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 1, 2009 was $281.5 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	August 1, 2009	January 31,
	(unaudited)	2009
Property and equipment, at cost:

Buildings and building improvements	$93,827	$91,826
Leasehold improvements	53,727	49,775
Automobiles and vehicles	5,321	5,223
Airplane	4,697	4,697
Furniture, fixtures and equipment	236,313	230,272
	393,885	381,793
Less: Accumulated depreciation and amortization	(261,740)	(251,002)
	132,145	130,791
Construction in progress	190	912
Land	6,333	6,333
Total Property and equipment, at depreciated cost	$138,668	$138,036

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

During the first half of 2009, the Company did not perform any store closures.

Inventory Impairment

The Company will record a below-cost inventory adjustment to reduce the value of inventory to the lower of cost of market in stores that are planned for closure.  The adjustment would be recorded in cost of goods sold in the Condensed Consolidated Statement of Income.  There is no outstanding inventory impairment for exit and disposal related activity.

Fixed Asset Impairment

For planned store closures, the Company will record a fixed asset impairment charge for assets identified for disposal.  There is no outstanding fixed asset impairment for exit and disposal related activity.

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

During the first half of fiscal 2009, we incurred an additional $0.3 million in rent expense related to the extension of the timeframe expected to terminate the remaining lease agreements of the fiscal 2008 store closures.  We also utilized $1.7 million, leaving $2.1 million in the reserve at August 1, 2009.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Balance at January 31, 2009	Additions FY09	Utilized FY09	Balance at August 1, 2009

Lease contract termination liability	3.5	0.3	1.7	2.1
	$3.5	$0.3	$1.7	$2.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Twenty-Six Weeks Ended		Year Ended
(in thousands)	August 1, 2009	August 2, 2008	January 31, 2009

Accumulated other comprehensive income	$1,063	$1,040	$1,040
Amortization of postretirement benefit	-	(21)	23
Ending balance	$1,063	$1,019	$1,063

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company.  The total rental payments related to these leases were $283.8 thousand and $675.0 thousand for the thirteen and twenty-six week periods ended August 1, 2009.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

Recognizing our pharmacy department as a key differentiating factor to other small-box discount retailers, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and file buys, but cold starts will be employed where it makes sense to do so.  As we mentioned last quarter, we began offering our Prescription Plus $4 generic program to all pharmacies in the chain.  We piloted this program on a limited basis last year and found it to be a traffic driver, and thus rolled it out to all pharmacies in the first quarter.  We are pleased with this deployment and its effect on our prescription count.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of 16% of total consumable sales, and that number will continue to grow throughout the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in chemicals and food introduced in the second quarter of 2009.

Expense reduction and containment continues to be a key focus of the Company, especially in light of current economic conditions.  We are aggressively pursuing cost reductions in all functional areas and are also continuously reviewing internal processes to find efficiencies and/or redundancies and drive unnecessary costs and expenses out of the business.  These efforts are being coordinated at the Executive Level and close attention is being paid not to sacrifice service to our customers.  These efforts resulted in a 140 basis point reduction in expenses as a percentage of sales in the second quarter of 2009 compared to the same period last year.

Also in the second quarter, we continued the work that we began last year related to our real estate site selection and store layout programs.  We continue to improve the interior layout of our stores so that our customers experience more open customer spaces, more logical product flow and a more consistent and meaningful price message, all of which are intended to provide a more pleasurable shopping trip.  We also continue to hone our real estate strategy so that the proper site is selected to support our targeted demographics, thus driving traffic and sales.  Many of these efforts will culminate in the third quarter with the grand opening of our “Pilot Store of the Future”.

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

Key factors that will be critical to the Company’s future success include managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, managing the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs.

Other factors that will affect Company performance in 2009 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the ongoing recession and elevated unemployment rate continue to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

Sales
Net sales for the second quarter of 2009 decreased to $434.2 million from $447.1 million in 2008, a quarter-over-quarter decline of $12.9 million or 2.9%, reflecting the Company’s store closing program coupled with the ongoing economic challenges impacting our customers’ disposable income.  Excluding sales from stores closed in 2008 ($12.0 million), total sales were down $0.9 million over the second quarter last year.  On a comparable store basis, sales in the second quarter declined 1.3% ($5.3 million) compared with a 4.9% ($19.6 million) increase in the same period last year.

The Company’s 2009 front store (non-pharmacy) sales decreased 5.8% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($12.0 million), sales decreased 1.75% over the second quarter last year.  Although front store sales growth declined in the quarter in categories such as home furnishings, men’s clothing, health and beauty aids and toys, we did experience sales increases in the more discretionary consumable categories such as tobacco, direct beverages, paper and cleaning supplies and pets.

The Company’s pharmacy sales were 32.8% of total sales in the second quarter of 2009 compared to 30.7% of total sales in the same quarter last year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation which we closed during the first quarter of 2009, increased 3.6% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during the second quarter of 2009 decreased to $9.2 million (2.1% of sales) from $9.7 million (2.2% of sales) in 2008.  The decrease in quarter over quarter franchise sales resulted from the ongoing economic challenges impacting our customers’ disposable income.  The Company does not intend to expand its franchise network in the future.

The sales mix for the period was 32.8% Pharmaceuticals, 23.6% Household Goods, 16.7% Food and Tobacco, 9.5% Paper and Cleaning Supplies, 7.8% Apparel and Linens, 7.5% Health and Beauty Aids, and 2.1% Franchise. The sales mix for the same period last year was 30.7% Pharmaceuticals, 25.5% Household Goods, 15.3% Food and Tobacco, 9.3% Paper and Cleaning Supplies, 9.1% Apparel and Linens, 7.9% Health and Beauty Aids, and 2.2% Franchise.

For the quarter, comparable store customer traffic decreased 0.4% over the same quarter last year while the average customer ticket decreased 0.9% to $18.68.

Gross Margin
Gross margin for the second quarter of 2009 decreased to $120.7 million from $123.9 million in 2008, a quarter-over-quarter decline of 2.5%.  Gross margin, measured as a percentage of sales, increased slightly to 27.8% from 27.7% in the same quarter last year.  The overall improvement in gross margin percentage results primarily from an increase in vendor consideration, better management of inventory resulting in fewer clearance markdowns and lower freight costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $112.6 million in 2009 (25.9% of sales) from $121.9 million in 2008 (27.3% of sales).  This 140 basis point expense leverage resulted primarily from the effect of our store closures in fiscal 2008 ($7.3 million), lowering distribution costs ($1.5 million) and managing costs in our stores by increasing labor efficiencies ($0.5 million).

Operating Income
Operating income increased to $8.2 million in the second quarter of 2009 (1.9% of sales) from $1.9 million in 2008 (0.4% of sales) due primarily to a reduction in selling, general and administrative expenses as the Company did not incur expenses related to store closures in the current fiscal quarter, as well as continued focus on managing costs in our stores, as described in the Selling, General and Administrative Expenses section above.  This favorability in expenses was partially offset by a decrease in gross margin of $3.2 million (2.5% of sales), as described in the Gross Margin section above.

Interest Expense
The Company incurred net interest expense of $0.1 million in the second quarter of 2009 and 2008.

Income Taxes
For the second quarter of 2009, the effective income tax rate was 47.5%, as compared to 44.7% in the second quarter of 2008.  The increase in the effective tax rate during the second quarter of 2009 was primarily due to the final assessment and settlement of the Internal Revenue Service exam for tax years 2004 - 2007.

Net Income
As a result of the fluctuations described in the preceding sections, net income increased 310.5% to $4.2 million (or $.11 per diluted share) in the second quarter of 2009 from $1.0 million (or $.03 per diluted share) during the same period last year.  While net sales decreased by 2.9% and gross margin decreased 2.5% over the same period last year, the improvement in selling, general and administrative expenses (7.6%) more than offset this unfavorability.

TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

Sales
Net sales decreased to $892.6 million in 2009 from $911.4 million in 2008, a year-over-year decline of $18.8 million or 2.1%, reflecting the Company’s store closing program coupled with the ongoing economic challenges impacting our customers’ disposable income.  Excluding sales from stores closed in 2008 ($37.7 million), total sales increased 2.2% ($18.9 million) over last year.  This increase was attributable to an increase in comparable store sales of .8% ($6.5 million) and increase in non-comparable store sales of 1.4% ($12.4 million).

The Company’s 2009 front store (non-pharmacy) sales decreased 4.7% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($37.7 million), sales increased 1.6% over last year.  Although front store sales growth declined in the quarter in the more discretionary categories such as home furnishings, health and beauty aids, men’s clothing and footwear, we did experience sales increases in consumable categories such as tobacco, pets, direct beverages, food and prepaid products.

The Company’s pharmacy sales were 33.1% of total sales in the first half of 2009 compared to 31.2% of total sales in the same period last year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, which we closed during the first quarter of 2009, increased 3.6% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during the first half of 2009 decreased to $19.4 million (2.2% of sales) from $20.0 million (2.2% of sales) in 2008.  The decrease in year-over-year franchise sales were a result of the ongoing economic challenges impacting our customers’ disposable income.

The sales mix for the period was 33.1% Pharmaceuticals, 23.5% Household Goods, 16.4% Food and Tobacco, 9.3% Paper and Cleaning Supplies, 7.8% Apparel and Linens, 7.7% Health and Beauty Aids, and 2.2% Franchise. The sales mix for the same period last year was 31.3% Pharmaceuticals, 24.9% Household Goods, 15.4% Food and Tobacco, 8.9% Apparel and Linens, 9.2% Paper and Cleaning Supplies, 8.1% Health and Beauty Aids, and 2.2% Franchise.

For the year, comparable store customer traffic increased 0.6% over the same period last year while the average customer ticket increased 0.2% to $19.05.

Gross Margin
Gross margin for the first half of 2009 decreased to $249.7 million from $256.3 million in 2008, a year-over-year decline of 2.6%.  Gross margin, measured as a percentage of sales, declined to 28.0% from 28.1% last year.  Gross margin was unfavorably impacted by continued competitive pressures, an unfavorable shift in the product mix toward lower margin basic and consumable products while being favorably impacted by an increase in vendor dollar consideration.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $227.9 million in 2009 (25.5% of sales) from $242.6 million in 2008 (26.6% of sales).  This 110 basis point expense leverage resulted primarily from the effect of our store closures in fiscal 2008 ($7.9 million), lowering distribution costs ($3.4 million) and managing costs in our stores by increasing labor efficiencies ($2.3 million).

Operating Income
Operating income increased 59.6% to $21.8 million in the first half of 2009 (2.4% of sales) from $13.7 million in 2008 (1.5% of sales) due primarily to a reduction in selling, general and administrative expenses as the Company did not incur expenses related to store closures in the first half of this year as well as continued focus on managing costs in our stores and distribution centers, as described in the Selling, General and Administrative Expenses section above.  This favorability in expenses was partially offset by a decrease in gross margin of $6.6 million, a year-over-year decline of 2.6%, as described in the Gross Margin section above.

Interest Expense
The Company incurred net interest expense of $0.2 million in the first half of 2009 and 2008.

Income Taxes
For the first half of 2009, the effective income tax rate was 40.9%, as compared to 38.3% for the same period last year.  The increase in the effective tax rate was primarily due to the final assessment and settlement in the second quarter of the Internal Revenue Service exam for tax years 2004 – 2007. We anticipate the tax rate for the remaining two quarters to be in the range of 35% to 37%.

Net Income
As a result of the fluctuations described in the preceding sections, net income increased 54.4% to $12.8 million (or $.32 per diluted share) in the first half of 2009 from $8.3 million (or $.21 per diluted share) during the same period last year.  While net sales decreased by 2.1% and gross margin decreased 2.6% over the same period last year, the improvement in selling, general and administrative expenses (6.1%) more than offset this unfavorability.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $33.6 million during the twenty-six week period ended August 1, 2009 compared to $39.3 million in the same period of the prior year.  While cash was used for the purchase of inventories, we generated operating cash flow through quarterly income and from our ongoing initiative to better manage our Accounts Payable processes.

Cash used in investing activities totaled $15.5 million, and consisted primarily of expenditures related to existing stores ($9.0 million), pharmacy acquisitions ($3.6 million), capital expenditures associated with the store and pharmacy expansion program ($1.0 million) and technology and other corporate expenditures ($1.9 million).  During the first six months of 2009, we opened 6 stores and 7 pharmacies and closed 3 pharmacies. The Company anticipates that in the remainder of 2009 it will open 10 to 14 stores and 5 to 10 pharmacies. In 2009, the Company is planning capital expenditures totaling approximately $21.4 million.  Expenditures are planned totaling approximately $13.5 million for upgrades, remodels, or new stores and pharmacies; $3.9 million for technology upgrades, $2.4 million for distribution center equipment and capital replacements and $1.6 million for other corporate expenditures.  In addition, the Company also plans expenditures of $5.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2009 will be approximately $26.0 million.

Cash used by financing activities totaled $1.9 million and included $2.0 million for the payment of cash dividends and was offset by $0.2 million in proceeds from the exercise of stock options and employee stock purchase plan.  There were $5.0 million in borrowings outstanding at August 1, 2009 related to real estate mortgages compared to $5.1 million at January 31, 2009.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the Fair Labor Standards Act (“FSLA”) litigation described under Legal Proceedings on page 20.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of August 1, 2009.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended August 1, 2009 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  Briefs have been filed and oral arguments have been conducted, but the court has not yet ruled.  The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  Discovery has not yet begun.  The Company is and will continue to vigorously defend this matter.  In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company does not feel that a loss in this matter is probable or reasonably estimated.  Therefore, we have not recorded a liability for this case.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Fred’s, Inc. was held on June 17, 2009.  Three proposals were presented to the shareholders for a vote.  Bruce Efird, Michael J. Hayes, John R. Eisenman, Roger T. Knox, Thomas H. Tashjian, B. Mary McNabb and Michael T. McMillan were elected as directors of the Company. The shareholders also ratified the appointment of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending January 30, 2010. The shareholders also approved a non-binding proposal presented by shareholder CalPERS recommending that the Company adopt majority voting for the election of directors.

The results of the voting were as follows:

Election of Directors:	For	Abstain / Against	Withheld	Broker Non- Vote
Michael J. Hayes	15,506,843		22,517,939	2,011,778
John R. Eisenman	15,362,184		22,662,599	2,011,778
Roger T. Knox	15,359,840		22,664,943	2,011,778
Thomas H. Tashjian	16,878,237		21,146,546	2,011,778
B. Mary McNabb	15,367,508		22,657,275	2,011,778
Michael T. McMillan	15,364,742		22,660,041	2,011,778
Bruce A. Efird	17,232,028		20,792,755	2,011,778

Appointment of BDO Seidman, LLC	37,937,192	37,507	19,312

Shareholder Proposal	26,986,824	8,238,309	50,538

Item 6.  Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 10, 2009	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 10, 2009	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer