Form 10-Q
period 2009-10-31
FREDS INC
filed 2009-12-10
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

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

The registrant had 39,669,078 shares of Class A voting, no par value common stock outstanding as of December 10, 2009.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 31, 2009 (unaudited) and January 31, 2009	3

Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended
October 31, 2009 (unaudited) and November 1, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
October 31, 2009 (unaudited) and November 1, 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	19-20

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits	20

Signatures	20

Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 31, 2009	January 31,
	(unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$38,555	$35,128
Receivables, less allowance for doubtful accounts of $701 and $885, respectively	31,723	28,857
Inventories	344,252	301,537
Other non-trade receivables	20,153	15,782
Prepaid expenses and other current assets	12,097	11,912
Total current assets	446,780	393,216
Property and equipment, at depreciated cost	139,247	138,036
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928
respectively	-	39
Other noncurrent assets, net	17,652	13,484
Total assets	$603,679	$544,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,965	$69,955
Current portion of indebtedness	753	243
Accrued expenses and other	40,815	45,467
Deferred income taxes	14,569	13,061
Income taxes payable	-	8,941
Total current liabilities	176,102	137,667
Long-term portion of indebtedness	4,197	4,866
Deferred income taxes	1,750	1,328
Other noncurrent liabilities	18,235	13,833
Total liabilities	200,284	157,694

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
40,088,028 and 39,940,148 shares issued and outstanding, respectively	138,573	136,877
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	263,759	249,141
Accumulated other comprehensive income	1,063	1,063
Total shareholders’ equity	403,395	387,081
Total liabilities and shareholders’ equity	$603,679	$544,775

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$422,438	$418,036	$1,315,032	$1,329,455
Cost of goods sold	299,569	293,850	942,444	948,937
Gross profit	122,869	124,186	372,588	380,518

Depreciation and amortization	6,530	6,367	19,457	20,229
Selling, general and administrative expenses	108,678	108,416	323,633	337,202
Operating income	7,661	9,403	29,498	23,087

Interest income	(59)	(35)	(137)	(237)
Interest expense	118	94	383	546
Income before income taxes	7,602	9,344	29,252	22,778

Provision for income taxes	2,570	3,255	11,430	8,406
Net income	$5,032	$6,089	$17,822	$14,372

Net income per share
Basic	$0.13	$0.15	$0.45	$0.36

Diluted	$0.13	$0.15	$0.45	$0.36

Weighted average shares outstanding
Basic	39,914	39,830	39,901	39,801
Effect of dilutive stock options	68	40	88	23
Diluted	39,982	39,870	39,989	39,824

Dividends per common share	$0.03	$0.02	$0.08	$0.06

Comprehensive income:
Net income	$5,032	$6,089	$17,822	$14,372
Other comprehensive income (expense), net of tax
postretirement plan adjustment	-	(10)	-	(32)

Comprehensive income	$5,032	$6,079	$17,822	$14,340

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$17,822	$14,372
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,457	20,229
Net gain (loss) on asset disposition	156	(850)
Provision for store closures and asset impairment	-	419
Stock-based compensation	1,417	1,249
Recovery of uncollectible receivables	(184)	(143)
LIFO reserve increase	1,424	2,738
Deferred income tax expense	1,945	6,421
Income tax benefit upon exercise of stock options	23	14
Provision for post retirement medical	-	(32)
(Increase) decrease in operating assets:
Trade receivables	(4,570)	2,451
Insurance receivables	-	834
Inventories	(44,139)	(55,563)
Other assets	(185)	(1,644)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	45,359	53,967
Income taxes payable	(3,697)	-
Other noncurrent liabilities	(3,362)	1,374
Net cash provided by operating activities	31,466	45,836

Cash flows from investing activities:
Capital expenditures	(18,368)	(14,386)
Proceeds from asset dispositions	106	2,163
Insurance recoveries for replacement assets	-	384
Asset acquisition, net (primarily intangibles)	(6,692)	(2,713)
Net cash used in investing activities	(24,954)	(14,552)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(159)	(418)
Proceeds from revolving line of credit	-	215,213
Payments on revolving line of credit	-	(245,848)
Excess tax charges from stock-based compensation	(23)	(14)
Proceeds from exercise of stock options and employee stock purchase plan	301	421
Cash dividends paid	(3,204)	(2,396)
Net cash used in financing activities	(3,085)	(33,042)

Increase (decrease) in cash and cash equivalents	3,427	(1,758)
Cash and cash equivalents:
Beginning of year	35,128	10,266
End of year	$38,555	$8,508

Supplemental disclosures of cash flow information:
Interest paid	$246	$364
Income taxes paid	$20,265	$1,377

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$274
Common stock issued for purchase of capital assets	$-	$-

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of October 31, 2009, 665 discount general merchandise stores, including 24 franchised Fred's stores, in 15 states in the southeastern United States.  299 of the stores have full service pharmacies.

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

The results of operations for the thirteen and thirty-nine week periods ended October 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162” (“FASB ASC 105”). FASB ASC 105 modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. FASB ASC 105 became effective for the third quarter of fiscal year 2009. All other accounting standards references have been updated in this report with ASC references.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The Company adopted FASB ASC 855 as of the interim period ended August 1, 2009.  The Company has evaluated subsequent events through December 10, 2009, the date it filed this quarterly report on Form 10-Q. As the requirements under FASB ASC 855 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB ASC 260, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB ASC 260, “Earnings Per Share”.  This FASB ASC is effective for fiscal periods beginning after December 15, 2008.  The Company adopted FASB ASC 260 in the quarter ended May 2, 2009 and determined that it had no significant impact on its results of operations or financial position.

In September 2006, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures”.  FASB ASC 820 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under FASB ASC 820, fair value measurements are required to be disclosed by level within that hierarchy.  FASB ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB ASC 820-10-65-1, issued in February 2008, delays the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB ASC 820 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position.  The Company has also evaluated FASB ASC 820-10-65-1 and determined that it will have no impact on its results of operations or financial position.  In October 2008, the FASB issued ASC 820-10-65-2, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FASB ASC 820-10-65-2 clarifies the application of FASB ASC 820 when the market for a financial asset is inactive. The guidance in FASB ASC 820-10-65-2  is effective immediately and has no effect on our financial statements.  In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Level and Volume of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” which further clarifies the principles established by FASB ASC 820.  The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009.  The Company has evaluated FASB ASC 820-10-65-4 and determined that it will have no impact on its results of operations or financial position.

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

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $29.1 million, and $30.8 million at October 31, 2009 and January 31, 2009 respectively, cost was determined using the retail last-in, first-out (“LIFO”) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods.  The current cost of inventories exceeded the LIFO cost by approximately $20.6 million at October 31, 2009 and $19.1 million at January 31, 2009.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, and various administrative functions related to those activities such as accounting, information technology and human resources. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at October 31, 2009 is $20.4 million, with the corresponding amount of $19.0 million at January 31, 2009.

NOTE 4:  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718 “Compensation – Stock Compensation”.  Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Stock option expense	$235	$(85)	$775	$564
Restricted stock expense	133	197	482	552
ESPP expense	53	44	160	133
Total stock-based compensation	$421	$156	$1,417	$1,249

Income tax benefit on stock-based compensation	$83	$79	$298	$305

The fair value of each option granted during the thirteen and thrirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended

	October 31, 2009		November 1, 2008	October 31, 2009		November 1, 2008
Stock Options
Expected volatility	41.8%		39.0%	42.6%		40.2%
Risk-free interest rate	2.7%		3.4%	2.6%		3.4%
Expected option life (in years)	5.84		5.84	5.84		5.84
Expected dividend yield	0.55%		0.50%	0.55%		0.45%

Weighted average fair value at grant date	$5.11		$5.87	$4.63		$4.66

Employee Stock Purchase Plan
Expected volatility	64.9	% [1]	33.5%	77.6	% [1]	37.4%
Risk-free interest rate	0.1%		3.1%	0.1%		3.1%
Expected option life (in years)	0.75		0.75	0.5		0.5
Expected dividend yield	0.51%		0.51%	0.34%		0.34%

Weighted average fair value at grant date	$3.94		$2.54	$3.77		$2.39

1. The increase in expected volatility is due to the fluctuation of the stock price in first three quarters of 2009 as compared to the same periods last year.

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 43,576 shares issued during the thirty-nine weeks ended October 31, 2009.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 31, 2009, there were 1,107,287 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	361,891	$11.20
Forfeited / Cancelled	(102,853)	$18.90
Exercised	(600)	$13.25
Outstanding at October 31, 2009	1,396,549	$13.84	3.6	$699

Exercisable at October 31, 2009	784,442	$15.60	2.1	$163

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $11.84 on the last trading day of the period ended October 31, 2009 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of October 31, 2009, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.  The total fair value of options vested during the thirty-nine weeks ended October 31, 2009 was $1.1 million.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	52,843	$12.62
Forfeited / Cancelled	(29,071)	$13.99
Vested	(23,530)	$15.11
Non-vested Restricted Stock at October 31, 2009	353,026	$12.12

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 31, 2009 is $4.2 million with a weighted average remaining contractual life of 5.7 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 5.3 years.  The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 31, 2009 was $355.8 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	October 31, 2009	January 31,
	(unaudited)	2009
Property and equipment, at cost:

Buildings and building improvements	$94,752	$91,826
Leasehold improvements	54,204	49,775
Automobiles and vehicles	5,543	5,223
Airplane	4,697	4,697
Furniture, fixtures and equipment	238,942	230,272
	398,138	381,793
Less: Accumulated depreciation and amortization	(265,719)	(251,002)
	132,419	130,791
Construction in progress	295	912
Land	6,533	6,333
Total Property and equipment, at depreciated cost	$139,247	$138,036

NOTE 6:  EXIT AND DISPOSAL ACTIVITIES

Store closures that are deemed exit and disposal related, will be accounted for in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” as follows.  None of the 9 store closures in 2009 were exit and disposal related.

Inventory Impairment

The Company will record a below-cost inventory adjustment to reduce the value of inventory to the lower of cost or market in stores that are planned for closure.  The adjustment would be recorded in cost of goods sold in the Condensed Consolidated Statement of Income.  There is no outstanding inventory impairment for exit and disposal related activity.

Fixed Asset Impairment

For planned store closures, the Company will record a fixed asset impairment charge for assets identified for disposal.  There is no outstanding fixed asset impairment for exit and disposal related activity.

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During the first three quarters of fiscal 2009, we incurred an additional $0.1 million in rent expense related to the revision in the estimate of buyout amounts and the extension of the timeframe expected to terminate the remaining lease agreements of the fiscal 2008 store closures.  We also utilized $2.1 million, leaving $1.5 million in the reserve at October 31, 2009.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Balance at January 31, 2009	Additions FY09	Utilized FY09	Balance at October 31, 2009

Lease contract termination liability	3.5	0.1	2.1	1.5
	$3.5	$0.1	$2.1	$1.5

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirty-nine Weeks Ended		Year Ended
(in thousands)	October 31, 2009	November 1, 2008	January 31, 2009

Accumulated other comprehensive income	$1,063	$1,040	$1,040
Amortization of postretirement benefit	-	(32)	23
Ending balance	$1,063	$1,008	$1,063

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company.  The total rental payments related to these leases were $299.4 thousand and $974.4 thousand for the thirteen and thirty-nine week periods ended October 31, 2009.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

Recognizing our pharmacy department as a key differentiating factor to other small-box discount retailers, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and prescription file buys, but cold starts will be employed where it makes sense to do so.  As we mentioned previously, we began offering our Prescription Plus $4 generic program to all pharmacies in the chain.  We piloted this program on a limited basis last year and found it to be a traffic driver, and thus rolled it out to all pharmacies in the first quarter.  We are pleased with this deployment and its effect on our prescription count.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of approximately 16% of total consumable sales, and that number will continue to grow throughout the remainder of the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in chemicals and food introduced in the second quarter of 2009.

Expense reduction and containment continues to be a key focus of the Company, especially in light of current economic conditions.  We are aggressively pursuing cost reductions in all functional areas and are also continuously reviewing internal processes to find efficiencies and/or redundancies and drive unnecessary costs and expenses out of the business.  These efforts are being coordinated at the Executive Level and close attention is being paid not to sacrifice service to our customers.  These efforts resulted in a 80 basis point reduction in expenses as a percentage of sales on a year to date basis in 2009 compared to the same period last year.

Improving inventory productivity has been a key focus throughout FY 2009.  Initiatives set in motion in FY 2008, such as reducing the store fixture profile to remove inventory displayed above eye level, improvement in seasonal buying to reduce pack away inventory and continuous improvement in the line review process, have resulted in a 7.7% reduction in total company inventory from the same period last year.  This reduction in inventory was accomplished without jeopardizing our in-stock positions or the merchandise selection available to our customers.

Also in the third quarter, we continued refining our real estate site selection and store layout programs.  We continue to improve the interior layout of our stores so that our customers experience more open customer spaces, more logical product flow and a more consistent and meaningful price message, all of which are intended to provide a more pleasurable shopping trip.  We also continue to hone our real estate strategy so that the proper site is selected to support our targeted demographics, thus driving traffic and sales.  Many of these efforts culminated in the third quarter with the grand opening of our “Pilot Store of the Future”.

Throughout 2009, we have continued with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades have been made in the areas of direct store delivery systems, in-store systems, and pharmacy systems.

As previously reported, the Company expects total earnings per diluted share for 2009 to be in the range of $0.62 to $0.69.  These earnings projections include the following significant events affecting the balance of the year:

•	The third year incremental raising of the federal minimum wage which will negatively impact our labor expense by approximately $2.3 million, effective July 24, 2009.
•	The continued product mix shift to basic and consumable items, coupled with intense pharmacy competition, will continue to negatively affect gross margin.
•	The positive margin impact of our Own Brand initiatives as mentioned in previous paragraphs.

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

Other factors that will affect Company performance in 2009 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the prolonged recession and elevated unemployment rate continue to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

Sales
Net sales for the third quarter of 2009 increased to $422.4 million from $418.0 million in 2008, a quarter-over-quarter increase of $4.4 million or 1.1%.  Sales in the quarter were adversely affected by layaway sales of $3.6 million, a significant increase over the $.6 million of layaway sales in the third quarter of 2008, which were deferred until the merchandise is picked up in the fourth quarter.  Excluding sales from stores closed in 2008 ($2.7 million), total sales were up $7.1 million or 1.7% over the third quarter last year.  On a comparable store basis, sales in the third quarter increased 1.0% ($3.9 million) compared with a 1.4% ($3.2 million) increase in the same period last year.

The Company’s 2009 front store (non-pharmacy) sales decreased 1.7% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($2.7 million), sales decreased .7% over the third quarter last year.  Although front store sales growth declined in the quarter in categories such as candy, prepaid products, hardware and health and beauty aids, we did experience sales increases in the more discretionary categories such as tobacco, greeting cards and electronics.

The Company’s pharmacy sales were 35.6% of total sales in the third quarter of 2009 compared to 33.7% of total sales in the same quarter last year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation which we closed during the first quarter of 2009, increased 6.6% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during the third quarter of 2009 decreased to $9.9 million (2.5% of sales) from $10.2 million (2.4% of sales) in 2008.  The decrease in quarter over quarter franchise sales resulted from the ongoing economic challenges impacting our customers’ disposable income.  The Company does not intend to expand its franchise network in the future.

The sales mix for the period, unadjusted for deferred layaway sales, was 35.1% Pharmaceuticals, 20.8% Household Goods, 16.5% Food and Tobacco, 9.8% Paper and Cleaning Supplies, 7.4% Apparel and Linens, 7.9% Health and Beauty Aids, and 2.5% Franchise. The sales mix for the same period last year was 33.7% Pharmaceuticals, 21.7% Household Goods, 16.4% Food and Tobacco, 9.9% Paper and Cleaning Supplies, 7.7% Apparel and Linens, 8.2% Health and Beauty Aids, and 2.4% Franchise.

For the quarter, comparable store customer traffic decreased 1.4% over the same quarter last year while the average customer ticket increased 2.4% to $18.95.

Gross Profit
Gross profit for the third quarter of 2009 decreased to $122.9 million from $124.2 million in 2008, a quarter-over-quarter decline of $1.3 million or 1.1%.  Gross margin, measured as a percentage of sales, declined to 29.1% from 29.7% in the same quarter last year. Gross margin was unfavorably impacted by continued competitive pressures, higher promotional markdowns, an unfavorable shift in the product mix toward lower margin basic and consumable products while being favorably impacted by an increase in vendor dollar consideration. Also, the markdowns recognized in the closing of 9 underperforming stores in the quarter had an unfavorable impact on gross margin.  This impact was partially offset by higher general merchandise department markup and improved shrink experience.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $115.2 million in 2009 (27.3% of sales) from $114.8 million in 2008 (27.5% of sales).

Operating Income
Operating income decreased to $7.7 million in the third quarter of 2009 (1.8% of sales) from $9.4 million in 2008 (2.2% of sales) due primarily to a decrease in gross profit of $1.3 million (1.1% of sales), as described in the Gross Profit section above, as well as the increase in selling, general and administrative expenses of $.4 million.

Interest Expense
The Company incurred net interest expense of $0.1 million in the third quarter of 2009 and 2008.

Income Taxes
For the third quarter of 2009, the effective income tax rate was 33.8%, as compared to 34.8% in the third quarter of 2008.  The decrease in the effective tax rate was primarily due to increased benefits from employment related federal tax credits.

Net Income
As a result of the fluctuations described in the preceding sections, net income decreased 17.4% to $5.0 million (or $.13 per diluted share) in the third quarter of 2009 from $6.1 million (or $.15 per diluted share) during the same period last year.  While net sales increased by $4.4 million, the reduction in gross margin of $1.3 million and the increase in selling, general and administrative expenses of $.4 million over the same period last year, more than offset this favorability.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

Sales
Net sales decreased to $1,315.0 million in 2009 from $1,329.5 million in 2008, a year-over-year decline of $14.4 million or 1.1%, reflecting the Company’s store closing program coupled with the ongoing economic challenges impacting our customers’ disposable income.  Excluding sales from stores closed in 2008 ($40.3 million), total sales increased 2.0% ($25.9 million) over last year.  This increase was attributable to an increase in comparable store sales of .8% ($10.4 million) and increase in non-comparable store sales of 1.2% ($15.5 million).

The Company’s 2009 front store (non-pharmacy) sales decreased 3.8% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($40.3 million), sales increased .9% over last year.  Although front store sales growth declined in the first three quarters in the more discretionary categories such as home furnishings, health and beauty aids, housewares and footwear, we did experience sales increases in consumable categories such as tobacco, food and pets as well as in greeting cards.

The Company’s pharmacy sales were 33.8% of total sales in the first three quarters of 2009 compared to 32.0% of total sales in the same period last year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation, which we closed during the first quarter of 2009, increased 4.6% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during the first three quarters of 2009 decreased to $29.4 million (2.3% of sales) from $30.2 million (2.3% of sales) in 2008.  The decrease in year-over-year franchise sales were a result of the ongoing economic challenges impacting our customers’ disposable income.

The sales mix for the period, unadjusted for deferred layaway sales, was 33.7% Pharmaceuticals, 22.7% Household Goods, 16.4% Food and Tobacco, 9.5% Paper and Cleaning Supplies, 7.7% Apparel and Linens, 7.7% Health and Beauty Aids, and 2.3% Franchise. The sales mix for the same period last year was 32.0% Pharmaceuticals, 23.9% Household Goods, 15.7% Food and Tobacco, 8.6% Apparel and Linens, 9.4% Paper and Cleaning Supplies, 8.1% Health and Beauty Aids, and 2.3% Franchise.

For the year, comparable store customer traffic was flat over the same period last year while the average customer ticket increased 0.8% to $19.02.

Gross Profit
Gross profit for the first three quarters of 2009 decreased to $372.6 million from $380.5 million in 2008, a year-over-year decline of $7.9 million or 2.1%.  Gross margin, measured as a percentage of sales, declined to 28.3% from 28.6% last year.  Gross margin was unfavorably impacted by continued competitive pressures, higher promotional markdowns, an unfavorable shift in the product mix toward lower margin basic and consumable products while being favorably impacted by an increase in vendor dollar consideration.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $343.1 million in 2009 (26.1% of sales) from $357.4 million in 2008 (26.9% of sales).  This 80 basis point expense leverage resulted primarily from the effect of our store closures in fiscal 2008 ($8.9 million), lowering distribution costs ($3.6 million) and managing costs in our stores by reducing utility expense ($2.0 million) with the installation of Energy Management Systems.

Operating Income
Operating income increased 27.8% to $29.5 million in the first three quarters of 2009 (2.2% of sales) from $23.1 million in 2008 (1.7% of sales) due primarily to a reduction in selling, general and administrative expenses as the Company did not incur expenses related to store closures in the first three quarters of this year as well as continued focus on managing costs in our stores and distribution centers, as described in the Selling, General and Administrative Expenses section above.  This favorability in expenses was partially offset by a decrease in gross profit of $7.9 million, a year-over-year decline of 2.1%, as described in the Gross Profit section above.

Interest Expense
The Company incurred net interest expense of $0.2 million and $0.3 million in the first three quarters of 2009 and 2008, respectively.

Income Taxes
For the first three quarters of 2009, the effective income tax rate was 39.1%, as compared to 36.9% for the same period last year.  The increase in the effective tax rate was primarily due to the final assessment and settlement in the second quarter of the Internal Revenue Service exam for tax years 2004 – 2007.  We anticipate the tax rate for the last quarter of the year to be in the range of 35% to 37%.

Net Income
As a result of the fluctuations described in the preceding sections, net income increased 24.0% to $17.9 million (or $.45 per diluted share) in the first three quarters of 2009 from $14.4 million (or $.36 per diluted share) during the same period last year.  While net sales decreased by $14.4 million and gross profit decreased $7.9 million over the same period last year, the improvement in selling, general and administrative expenses as a percent of sales $14.3 million more than offset this unfavorability.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $31.5 million during the thirty-nine week period ended October 31, 2009 compared to $45.9 million in the same period of the prior year.  While cash was used for the purchase of inventories, we generated operating cash flow through quarterly income and from our ongoing initiative to better manage our Accounts Payable processes.

Cash used in investing activities totaled $25.0 million, and consisted primarily of expenditures related to existing stores ($12.6 million), pharmacy acquisitions ($6.7 million), capital expenditures associated with the store and pharmacy expansion program ($2.2 million) and technology and other corporate expenditures ($3.6 million).  During the first nine months of 2009, we opened 11 stores and 18 pharmacies and closed 9 stores and 3 pharmacies. In 2009, the Company is planning capital expenditures totaling approximately $21.4 million.  Expenditures are planned totaling approximately $13.5 million for upgrades, remodels, or new stores and pharmacies; $3.9 million for technology upgrades $2.4 million for distribution center equipment and capital replacements and $1.6 million for other corporate expenditures.  In addition, the Company also plans expenditures of $5.0 million for the acquisition of customer lists and other pharmacy related items. Depreciation expense for 2009 will be approximately $26.0 million.

Cash used by financing activities totaled $3.1 million and included $3.2 million for the payment of cash dividends and was offset by $0.3 million in proceeds from the exercise of stock options and employee stock purchase plan.  There were $5.0 million in borrowings outstanding at October 31, 2009 related to real estate mortgages compared to $5.1 million at January 31, 2009.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of October 31, 2009.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 31, 2009 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  Briefs have been filed and oral arguments have been conducted, but the court has not yet ruled.  The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  Discovery has not yet begun.  The Company is and will continue to vigorously defend this matter.  In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or reasonably estimated.  Therefore, we have not recorded a liability for this case.

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

FRED'S, INC.

Date: December 10, 2009	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: December 10, 2009	/s/ Jerry A. Shore
Jerry A. Shore
Chief Financial Officer