Form 10-K
period 2010-01-30
FREDS INC
filed 2010-04-15
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-14565
FRED’S, INC.
(Exact Name of Registrant as Specified in its Charter)
TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
4300 New Getwell Road
MEMPHIS, TENNESSEE 38118
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (901) 365-8880
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Class A Common Stock, no par value Preferred Share Purchase Rights	The NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 1, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $541 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 14, 2010, there were 39,306,359 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of April 14, 2010, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2010 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.
FORM 10-K
TABLE OF CONTENTS

Page No.
PART I

ITEM 1. — Business	4
ITEM 1A. — Risk Factors	10
ITEM 1B. — Unresolved Staff Comments	12
ITEM 2. — Properties	13
ITEM 3. — Legal Proceedings	13
ITEM 4. — Reserved	14

PART II

ITEM 5. — Market for the Registrant’s Common Equity, Related Stockhoder Matters and Issuer Purchases of Equity Securities	15
ITEM 6. — Selected Financial Data	16
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 7A. — Quantitative and Qualitative Disclosure about Market Risk	29
ITEM 8. — Financial Statements and Supplementary Data	30
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	53
ITEM 9A. — Controls and Procedures	53
ITEM 9B. — Other Information	56

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance	56
ITEM 11. — Executive Compensation	57
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
ITEM 13. — Certain Relationships and Related Transactions and Director Independence	57
ITEM 14. — Principal Accounting Fees and Services	57

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules	58
SIGNATURES	63
EXHIBIT INDEX
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

PART I

ITEM 1: Business

General

FRED’S, founded in 1947, operates 645 (as of January 30, 2010) discount general merchandise stores in fifteen states primarily in the southeastern United States.  FRED’S stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 83% of FRED’S stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 307 of the Company’s stores (as of January 30, 2010). The Company also markets goods and services to 24 franchised “FRED’S” stores. The Company is headquartered in Memphis, Tennessee.

FRED’S stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “FRED’S” label products and lower priced off-brand products. FRED’S management believes its customers shop FRED’S stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. FRED’S stores have average selling space of 14,411 square feet and had average sales of $2,710,000 in fiscal 2009. No single store accounted for more than 1.0% of net sales during fiscal 2009.

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

Convenient shopper-friendly environment — FRED’S stores are typically located in convenient shopping and/or residential areas. Approximately 43% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. FRED’S stores are of a manageable size, and have a customer centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of its stores, we provide a full selection of merchandise to our customer.

Expansion Strategy

In 2010, the Company plans a moderate expansion approach and intends to open approximately 20 - 25 stores and pharmacies and close an estimated 10 stores and 5 pharmacies.

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

FRED’S opened 15 stores and closed 9 stores in 2009. The majority of new stores opened in 2009 were located in South Carolina and Alabama. The Company’s new store prototype has 16,000 square feet of space. Opening a new store currently costs between $450,000 and $600,000 for inventory, furniture, fixtures, equipment and leasehold improvements.

In 2009, the Company added 26 new pharmacies and closed 3 pharmacies. Approximately 48% of FRED’S stores as of January 30, 2010 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will become an employee of FRED’S, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2009	2008	2007	2006	2005
Stores open at beginning of period	639	692	677	621	563
Store opened/acquired during period	15	21	35	59	65
Stores closed during period	(9)	(74)	(20)	(3)	(7)
Stores open at end of period	645	639	692	677	621

Number of stores with pharmacies at end of period	307	284	296	289	275

Square feet of selling space at end of period (in thousands)	9,360	9,323	10,215	9,946	9,091

Average square feet of selling space per store	14,411	14,590	15,239	15,290	15,269

Franchise stores at end of period	24	24	24	24	24

FRED’S “Xpress” Designation: The term “Xpress” is given to a location that is intended to transition to a typical FRED’S store. These locations range in size from 1,000 to 8,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell only pharmaceuticals and other health and beauty related items. Xpress locations usually originate from an acquisition and are in a location that is not suitable for the typical layout of a FRED’S store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical FRED’S store once a suitable location can be obtained. The Xpress designation is not a business strategy or a new line of business. It is simply a way of describing a small number of atypical stores in our chain that are awaiting conversion to a typical larger FRED’S store layout. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.

Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. At any given time the Company has approximately 30 stores that are designated as Xpress locations. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2009, 2008 and 2007 were 3.0%, 2.3% and 2.7%, respectively, and gross profit, as a percentage of total gross profit for the same time period was 2.8%, 2.1% and 2.4%, respectively.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates.  Management believes that its knowledge of regional and local consumer preferences, developed over its 63 year history, enables the Company to compete very effectively within its region.

Management believes that FRED’S has a distinctive niche in that it offers a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in our high-traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers.  The depth and variety in these departments is a promise of our “We Got It” program, which ensures that we have our highest demand consumable items (700 – 800 items) on our shelves and available to our customers.

Purchasing

The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the Executive Vice President and General Merchandise Manager through five Divisional Senior Vice Presidents of Merchandising.  The Merchandising Department is supported by a staff of 27 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory, all of which are intended to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising Department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The Merchandising Department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions.

The Company purchased approximately 13% in 2009, 14% in 2008 and 13% in 2007 of the Company’s warehouse purchases from Procter and Gamble. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

During 2009, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2009, 2008 and 2007 approximately 38%, 37% and 36%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2012. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2009, 2008 and 2007.

Sales Mix

The Company’s sales, which occur through Company owned stores and to franchised FRED’S stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Pharmaceuticals	33.5%	31.7%	32.2%
Household Goods	23.4%	24.8%	24.8%
Food and Tobacco Products	16.2%	15.5%	14.2%
Paper and Cleaning Supplies	9.2%	9.2%	8.8%
Apparel and Linens	7.9%	8.6%	9.9%
Health and Beauty Aids	7.6%	8.0%	8.0%
Sales to Franchised Fred's Stores	2.2%	2.2%	2.1%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel.  In 2009, the average customer transaction size for comparable stores was approximately $19.29, and the number of customer transactions totaled approximately 89 million. The average transaction size was approximately $19.05 in 2008 and $18.75 in 2007.

Our FRED’S Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 8.2% of total store sales in 2009 compared to 5.9% in 2008 and 3.0% in 2007. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2009 strategic plan, we expanded our private label program and plan to continue that expansion in 2010. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company sells merchandise to its 24 franchised “FRED’S” stores. These sales during the last three years totaled approximately $38.4 million in 2009, $39.6 million in 2008 and $37.3 million in 2007. Franchise and other fees earned totaled approximately $2.1 million in 2009, $2.1 million in 2008 and $2.0 million in 2007. These fees represent a reimbursement for use of the FRED’S name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.2% of net sales in 2009 and 2008 and 1.5% of net sales in 2007.  The Company uses direct mail, television, radio and select newspaper advertising to deliver the FRED’S value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.

The Company’s merchants have discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

All FRED’S stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (excluding the pharmacy).  Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are only open until 6:00 p.m.  Each FRED’S store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist.  The Company’s 38 district managers and 5 Regional Vice Presidents supervise the management and operation of FRED’S stores.

FRED’S operates 307 pharmacies (as of January 30, 2010), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 11 healthcare managers.  The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot.  Management believes that the Pharmacy Department, in addition to the 45 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.

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

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers.  This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale.  The Merchandising arm of the system uses the data received from the stores to provide integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning.  Additionally, the company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores.  The Company conducts annual physical inventory counts at all FRED’S stores and has implemented the use of radio frequency devices (RF guns) to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 359 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 286 stores (see “Properties” below). Approximately 46% of the merchandise received by FRED’S stores in 2009 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

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

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter.

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
January 30, 2010
Net Sales	25.6%	24.3%	23.6%	26.5%
Gross Profit	25.8%	24.2%	24.6%	25.4%
Operating Profit	35.5%	21.2%	19.9%	23.4%
Net Income	36.2%	18.0%	21.3%	24.5%

January 31, 2009
Net Sales	25.8%	24.9%	23.2%	26.1%
Gross Profit	26.3%	24.6%	24.7%	24.4%
Operating Profit *	44.6%	7.4%	35.7%	12.3%
Net Income *	43.6%	6.2%	36.6%	13.6%

February 2, 2008
Net Sales	24.8%	23.8%	23.6%	27.8%
Gross Profit	25.9%	24.8%	25.5%	23.8%
Operating Profit (Loss)*	67.8%	34.6%	43.7%	-46.1%
Net Income (Loss) *	69.4%	28.5%	43.0%	-40.9%

* Results include certain charges for the  non-routine closings of 75 stores in 2008 and 17 stores in 2007 (see Item 7 "Exit and Disposal Activities" section) and implementation of ASC 740, primarily in the fourth quarter of 2007 and the second quarter of 2008.

Employees

At January 30, 2010, the Company had approximately 4,774 full-time and 4,530 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by the UNITE-HERE union pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2008. The Company believes that it continues to have good relations with all of its employees.

Competition

The discount retail merchandise business is highly competitive. We compete in respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Statement Regarding Forward-Looking Disclosures” and “Item 1A - Risk Factors”.

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

As a provider of Medicare prescription drug plan benefits, we are subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In the future we may also be subject to changes to various state and federal insurance laws and regulations in connection with the Company’s pharmacy operations.

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The recently enacted Patient Protection and Affordable Care Act of 2010 may affect our pharmacy business, but it is too early to judge what that impact might be.  The Company is unable to predict accurately whether or when additional legislation may be enacted or regulations may be adopted relating to the Company’s pharmacy operations or what the effect of such legislation or regulations may be.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2009, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Our business is somewhat seasonal.

We typically realize a significant portion of our net sales during the Christmas selling season in the fourth quarter.  Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below seasonal norms.  If for any reason our fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

We operate in a competitive industry.

We are in a highly competitive sector of the discount retail industry.  This competitive environment subjects us to the risk of reduced profitability because of lower prices, and lower margins, required to maintain our competitive position.  We compete with discount stores and with many other retailers, including department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores, some of whom may have greater resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced merchandise to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 30, 2010 and January 31, 2009, pharmaceutical sales were 33.5% and 31.7% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, and in light of a worsening economy and recent healthcare legislation, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

Changes in consumer demand and product mix and changes in overall economic conditions could adversely affect our business.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels, rising foreclosure rates, rising fuel prices, or changes in government aid, social security, and other means that many of our customers rely upon may adversely affect the spending of our consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. We might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect our sales and gross profit performance. In addition, increases in fuel and energy costs would increase our transportation costs and overall cost of doing business and could adversely affect our financial statements as a whole.

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

We maintain two distribution facilities in our geographic territory, and plan on constructing new facilities as needed to support our growth. One of our key business strategies is to expand our base of retail stores. We plan on expanding and refreshing our network of stores through new store openings and remodeling existing stores each year.  Delays in opening, refreshing or remodeling stores or delays in opening distribution facilities to service those new stores could adversely affect our future operations by slowing growth, which may in turn reduce revenue and margin growth.  Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, fuel and transportation, and other operating costs, could have an adverse impact on us.

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

We are undertaking a variety of operating initiatives as well as store upgrades and infrastructure initiatives.  The failure to properly execute any of these initiatives could have an adverse impact on our future operating results.

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

The lingering economic downturn could have an adverse impact of our business and profitability.  Many consumers have fallen prey to the current crisis either as a result of job losses, foreclosures, or their inability to obtain short-term financing, all of which could negatively affect their ability to shop in our stores and buy our products.  Additionally, decreased consumer demand resulting from a pronounced negative consumer sentiment and an increasing personal savings rate could also negatively affect our sales and profits.  Also, our ability to obtain financing, should the need arise outside of our current contractual credit facility, could be at risk due to restrictive lending practices in the wake of the liquidity crisis in the United States financial system.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 30, 2010, the geographical distribution of the Company’s 645 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	110
Mississippi	108
Alabama	88
Tennessee	88
Arkansas	71
South Carolina	53
Louisiana	47
North Carolina	22
Texas	18
Florida	13
Kentucky	13
Illinois	6
Missouri	6
Indiana	1
Oklahoma	1
645

The Company owns the real estate and the buildings for 63 locations, 6 of which are closed and 5 locations which are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 – Indebtedness).  The Company leases the remaining 582 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 25,000 square feet. Three hundred and sixty-eight of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

ITEM 3: Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  Briefs have been filed, but the court has not ruled.  The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  Discovery has not yet begun.  The Company is and will continue to vigorously defend this matter.  In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or can be reasonably estimated.  Therefore, we have not recorded a liability for this case.

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs.  The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on.  The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment. The parties also agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs).  Again, based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability has been found against the Company.  The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.

In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. FRED’S Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and sought to recover overtime pay, liquidated damages, and attorneys’ fees and court cost.  In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant managers information about their rights to opt-in to the lawsuit.  After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA.  Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case.  The cutoff date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007.

The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment.  The parties agreed to mediate this case and did so successfully in January 2009.  The total settlement amount, (including attorneys’ fees and costs) was $5.0 million.  FRED’S believes this was a favorable settlement in consideration of the substantial costs of continuing litigation, high jury verdicts against other retailers who were sued for practices similar to the claims alleged in this case as well as the constant distraction to management of a possible protracted jury trial.  FRED’S has admitted no liability or wrongdoing and no liability was found against FRED’S.  The parties finalized settlement documents, which the court approved and the Company paid in 2009.

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

ITEM 4: Reserved

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2009 and fiscal 2008.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2009
High	$14.17	$14.85	$14.00	$12.18
Low	$8.52	$11.91	$11.68	$9.01
Dividends	$0.02	$0.03	$0.03	$0.03

Fiscal 2008
High	$11.79	$13.64	$15.91	$12.90
Low	$8.20	$10.33	$9.17	$8.22
Dividends	$0.02	$0.02	$0.02	$0.02

The Company’s stock price at the close of the market on April 14, 2010 was $12.55.  There were approximately 12,200 shareholders of record of the Company’s common stock as of April 15, 2010. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $.02 per share to $.03 per share in the second quarter of 2009.  The Company has paid cash dividends on its common stock since 1993.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 30, 2010, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	1,261,330	$13.91	1,631,758
Equity Compensation plans not approved by security holders	-	-	-
Total	1,261,330	$13.91	1,631,758

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company at January 30, 2010 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

February 1, 2009 - January 30, 2010	742.7	$9.61	742.7	2,830.8

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures (Item 1).

(dollars in thousands, except per share amounts)
	2009	2008 [5]	2007 [5]	2006 2 & 4		2005
Statement of Income Data:

Net sales	$1,788,136	$1,798,840	$1,780,923	$1,767,239		$1,589,342
Operating income	38,494	26,318	16,457	40,949		40,081
Income before income taxes	38,201	25,910	15,664	40,213		39,255
Provision for income taxes	14,586	9,268	4,946	13,467		13,161
Net income	23,615	16,642	10,718	26,746		26,094

Net income per share:
Basic	0.59	0.42	0.27	0.67		0.66
Diluted	0.59	0.42	0.27	0.67		0.66
Cash dividends declared per share	0.11	0.08	0.08	0.08		0.08

Selected Operating Data:

Operating income as a percentage of sales	2.2%	1.5%	0.9%	2.3%		2.5%
Increase in comparable store sales [1]	0.4%	1.8%	0.3%	2.4%	[3]	1.2%
Stores open at end of period	645	639	692	677		621

Balance Sheet Data (at period end):

Total assets	$571,441	$544,775	$550,572	$515,709		$498,141
Short-term debt (including capital leases)	718	243	285	737		1,053
Long-term debt (including capital leases)	4,179	4,866	35,653	2,331		6,815
Shareholders' equity	400,940	387,081	372,059	369,268		339,595

1 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month  (see additional information regarding calculation of comparable store sales in "Results of Operations" section).
2 Results for 2006 include 53 weeks.
3 The increase in comparable store sales for 2006 is computed on the same 53-week period for 2005.
4 Results for 2006 include the implementation of ASC 718.
5 Results include certain charges for the  non-routine closing of 75 stores in 2008 and 17 in 2007, (see "Exit and Disposal Activities" section) and implementation of ASC 740.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2009, 2008, and 2007, which represent fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (which were 52-week accounting periods).  Amounts are in thousands unless otherwise noted.  This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Summary

Recognizing our pharmacy department as a key factor differentiating us from other small-box discount retailers, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and buying prescription files, but cold starts will be employed where it makes sense to do so.  As we have mentioned previously, we began offering our Prescription Plus $4 generic program in all pharmacies in the chain.  We piloted this program on a limited basis last year and found it to be a traffic driver, and thus rolled it out to all pharmacies in the first quarter.  We are pleased with this deployment and its effect on our prescription count.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of approximately 8.2% of total sales, and that number will continue to grow in the future as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in paper and chemicals, food and hardware introduced during 2009.

Expense reduction and containment continues to be a key focus of the Company, especially in light of current economic conditions.  We are aggressively pursuing cost reductions in all functional areas and are also continuously reviewing internal processes to find efficiencies and/or redundancies and drive unnecessary costs and expenses out of the business.  These efforts are being coordinated at the Executive Level and close attention is being paid not to sacrifice service to our customers.  These efforts resulted in a 70 basis point reduction in expenses as a percentage of sales or $16.0 million in 2009 compared to the same period last year.

Improving inventory productivity has been a key focus throughout 2009.  Initiatives set in motion in 2008, such as reducing the store fixture profile to remove inventory displayed above eye level, improvement in seasonal buying to reduce pack away inventory and continuous improvement in the line review process, have resulted in a 2.5% reduction in total company inventory from the same period last year.  This reduction in inventory was accomplished without jeopardizing our in-stock positions or the merchandise selection available to our customers.

During 2009, we continued refining our real estate site selection and store layout programs.  We continue to improve the interior layout of our stores so that our customers experience more open customer spaces, more logical product flow and a more consistent and meaningful price message, all of which are intended to provide a more pleasurable shopping trip.  We also continue to hone our real estate strategy so that the proper site is selected to support our targeted demographics, thus driving traffic and sales.  Many of these efforts culminated in the third quarter with the grand opening of our “Pilot Store of the Future”.

Throughout 2009, we have continued with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades have been made in the areas of direct store delivery systems, in-store systems, and pharmacy systems.

During 2010, the Company will continue to implement its strategic plan to improve profitability and operating margin.  A significant number of stores will be refreshed in 2010 to highlight our Core 5 program, which spotlights differentiated, traffic driving departments within our store.  Additionally, a number of these departments have higher than average margin and increased focus and sales will affect our overall product mix and margin.  Also, a number of our stores will be remodeled to reflect our new “Pilot Store” format, which delivers higher sales per square foot and higher contribution margin per square foot.

While our private label or FRED’S Brand products will continue to be a focus in 2010, we will implement several national brands in our stores.  National brands that resonate with our customers will be implemented to provide our customers with a more complete shopping trip.  Throughout the year, we will be evaluating which name brands are the most popular with our customers and will be adding those that complement our current product mix.

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

Other factors that will affect Company performance in 2010 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates, especially in regards to the health care legislation recently passed by the United States Congress and related regulations currently being developed.  Additionally, we believe that the prolonged recession and elevated unemployment rate continue to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.

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

Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 30, 2010. Net sales include sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2009, 2008, and 2007 was $2,087 $2,145 and $2,008, respectively.

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

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $30.2 million, and $30.8 million at January 30, 2010 and January 31, 2009, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods.  The current cost of inventories exceeded the LIFO cost by approximately $21.5 million at January 30, 2010 and $19.1 million at January 31, 2009.  The LIFO reserve increased by approximately $2.4 million and $3.7 million during 2009 and 2008, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 30, 2010 is $17.4 million, with the corresponding amount of $19.0 million at January 31, 2009.

Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled more than 2 years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.

Exit and Disposal Activities. During fiscal 2007, the Company closed 17 underperforming stores.

During fiscal 2008, the Company closed 74 underperforming stores and 23 underperforming pharmacies.  The closures took place during the first three quarters of 2008 pursuant to our restructuring plan announced February 6, 2008 and were the result of an in-depth study conducted by the Company of its operations over the previous 10 quarters.  The study revealed that FRED’S has a strong and healthy store base, and that by closing these underperforming stores the Company would improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. As a result of the successful execution of this plan, the Company is stronger and is in a better position to respond to fluctuations in the economy and to take advantage of opportunities to further improve our business.

During fiscal 2009, the Company closed 9 underperforming stores, which is consistent with our anticipated amount of annual store closures.

Inventory Impairment

During fiscal 2007, we recorded a below-cost inventory adjustment of approximately $10.0 million to reduce the value of inventory to lower of cost or market in stores that were planned for closure as part of the Company’s strategic plan to improve profitability and operating margin.  The adjustment was recorded in cost of goods sold in the consolidated statement of income for the year ended February 2, 2008.

In fiscal 2008, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores closed in the third quarter and utilized the entire $10.3 million impairment.

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations.” Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2007, we closed 17 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.

During fiscal 2008, we closed 74 under performing stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent.  We utilized $7.7 million during the period, leaving $3.4 million in the reserve at January 31, 2009.

During fiscal 2009, we utilized $2.4 million, leaving $1.0 million in the reserve at January 30, 2010.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Beginning Balance January 31, 2009	Additions FY09	Utilized FY09	Ending Balance January 30, 2010

Lease contract termination liability	$3.4	$-	$(2.4)	$1.0

Fixed Asset Impairment

During the fourth quarter of 2007, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008.  During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter. Impairment of $0.2 million for the planned store closures was recorded in fiscal 2009.

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

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 6 years
Airplane	9 years

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

Vendor Rebates and Allowances. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores. In accordance with FASB ASC 605-50 “Customer Payments and Incentives”, rebates received from a vendor are recorded as a reduction of cost of sales when the product is sold or a reduction to selling, general and administrative expenses if the reimbursement represents a specific incremental and identifiable cost. Should the allowance received exceed the incremental cost, then the excess is recorded as a reduction of cost of sales when the product is sold. Any excess amounts for the periods reported are immaterial. Any rebates received subsequent to merchandise being sold are recorded as a reduction to cost of goods sold when received.

As of January 30, 2010, the Company had approximately 750 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2009, 2008 and 2007, were $24.0 million, $24.1 million and $27.6 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.6 million, $2.3 million and $1.5 million, for 2009, 2008 and 2007, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $500,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $9.0 million and $8.6 million on January 30, 2010 and January 31, 2009, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $44.6 million netted with reserve utilization of $44.2 million.

Income Taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 4 – Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 4 – Income Taxes).

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 30, 2010, accrued interest and penalties related to our unrecognized tax benefits totaled $1.4 million and $0.3 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the FASB ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Results for prior periods have not been restated.

Effective January 29, 2006, the Company elected to adopt the alternative transition method provided in FASB ASC 718 for calculating the income tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of FASB ASC 718.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The impact of adopting FASB ASC 718 on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Stock-based compensation expense, post adoption of FASB ASC 718, is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

Equity Incentive Plans.   See Note 7 to the Consolidated Financial Statements for additional information regarding equity incentive plans.

Results of Operations

The following table provides a comparison of FRED’S financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

	For the Year Ended
	January 30, 2010	January 31, 2009 [3]	February 2, 2008 [3]
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	72.1	72.0	72.5
Gross profit	27.9	28.0	27.5
Selling, general and administrative expenses [2]	25.8	26.5	26.6
Operating income	2.1	1.5	0.9
Interest expense, net	-	0.1	-
Income before taxes	2.1	1.4	0.9
Income taxes	0.8	0.5	0.3
Net income	1.3%	0.9%	0.6%

1 Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.
2 Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product.  These costs are associated with products that have been sold and no longer remain in ending inventory.
3 Results include certain charges for the  non-routine closing of 75 stores in 2008 and the 17 stores closed in 2007 (see Item 7, "Exit and Disposal Activities" section).

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

Fiscal 2009 Compared to Fiscal 2008

Sales
Net sales for 2009 decreased to $1,788.1 million from $1,798.8 million in 2008, a year-over-year decrease of $10.7 million or .6%.  Excluding sales from stores closed in 2008 ($40.3 million), total sales were up $29.6 million or 1.7% over the prior year.  On a comparable store basis, sales for 2009 increased .4% ($6.2 million) compared with a 1.8% ($29.1 million) increase in the same period last year.

The Company’s 2009 front store (non-pharmacy) sales decreased 3.2% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($40.3 million), sales increased .2% over prior year.  We experienced sales increases in categories such as tobacco, food and small appliances partially offset by decreases in home furnishings, health and beauty aids and housewares.

The Company’s pharmacy sales were 33.5% of total sales in 2009 compared to 31.5% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation which we closed during the first quarter of 2009, increased 5.0% over 2008, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2009 decreased to $38.4 million (2.2% of sales) from $39.6 million (2.2% of sales) in 2008.  The decrease in year-over-year franchise sales continues to be impacted by the ongoing economic challenges affecting our customers’ disposable income.  The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 33.5% Pharmaceuticals, 23.4% Household Goods, 16.2% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 7.9% Apparel and Linens, 7.6% Health and Beauty Aids, and 2.2% Franchise. The sales mix for the same period last year was 31.7% Pharmaceuticals, 24.8% Household Goods, 15.5% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 8.6% Apparel and Linens, 8.0% Health and Beauty Aids, and 2.2% Franchise.

For the year, comparable store customer traffic decreased .1% over last year while the average customer ticket increased 1.0% to $19.29.

Gross Profit
Gross profit for the year decreased to $499.2 million in 2009 from $503.0 million in 2008, a year-over-year decline of $3.8 million or .8%.  Gross margin, measured as a percentage of sales, declined to 27.9% in 2009 from 28.0% in 2008. Gross margin was unfavorably impacted by continued competitive pressures, higher promotional markdowns, and an unfavorable shift in the product mix toward lower margin basic and consumable products.  Gross profit was also favorably impacted, primarily in the third and fourth quarter, by purchase price variances related to those and previous quarters.  These purchase price variances resulted from reduced product costs obtained from vendors.  The impact on prior quarters was immaterial.  This unfavorability was partially offset by an increase in vendor dollar consideration and higher general merchandise department markup and improved shrink experience.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $460.7 million in 2009 (25.8% of sales) from $476.7 million in 2008 (26.5% of sales).  This 70 basis point expense leverage resulted primarily from the effect of our store closures in fiscal 2008 ($9.6 million), a reduction in professional fees primarily due to the legal costs related to the settlement of the Atchinson and Ziegler cases recorded in fiscal 2008 ($6.6 million) (see Item 3. Legal Proceedings from our 10-K filed April 16, 2009).  In addition, we continued to manage costs in our stores by reducing labor expense ($2.8 million) and lowering utilities expense ($2.2 million) with the installation of Energy Management Systems.  This favorability was partially offset by deleveraging in our pharmacy labor and depreciation expense related to new pharmacy openings during the fiscal year.

Operating Income
Operating income increased to $38.5 million in 2009 (2.1% of sales) from $26.3 million in 2008 (1.5% of sales) due primarily to a decrease in selling, general and administrative expenses as the Company did not incur expenses related to store closures in 2009 and did not experience the one-time legal costs as in 2008, referenced in the Selling, General and Administrative Expenses section above.  This favorability was partially offset by a decrease in gross profit of $3.8 million, a year-over-year decline of .8%, as described in the Gross Profit section above.

Interest Expense, Net
Net interest expense for 2009 totaled $.3 million or less than .1% of sales compared to $.4 million which was also less than .1% of sales in 2008.

Income Taxes
The effective income tax rate was 38.2% in 2009 compared to 35.8% in 2008.  The increase in the effective tax rate was primarily due to an increase in the valuation allowance associated with deferred state tax benefits which management has determined are more likely than not to expire unused.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $135.7 million for state income tax purposes and expire at various times during 2010 through 2029. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

We expect our effective tax rate to decrease in fiscal 2010 to 35% — 36% from fiscal 2009 due mainly to the settlement of the Internal Revenue Service Examination ($8.6 million) during 2009.

Net Income
Net income increased to $23.6 million ($.59 per diluted share) in 2009 from $16.6 million ($.42 per diluted share) in 2008.  The increase in net income is primarily attributable to the decrease in selling, general and administrative expenses of 3.3% resulting from the effect of our store closures in fiscal 2008 ($9.6 million) and the legal costs related to the settlement of the Atchinson case also in 2008 ($5.0 million) (see Item 3. Legal Proceedings from our 10-K filed April 16, 2009).  This favorability was partially offset by the $3.8 million reduction in gross profit as described within the caption Gross Profit above, as well as increased income taxes due to a $12.3 million increase in pretax income and an increased tax rate resulting from the final settlement of the IRS audit.

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. FRED’S primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $266.7 million, $255.5 million and $270.5 million at year-end 2009, 2008 and 2007, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2009 increased by approximately $11.1 million from 2008. The increase was primarily due to increased cash and cash equivalents of $19.6 million due to improved cash management and a $7.7 million reduction in accrued expenses related to the settlement of two legal cases (see Item 3. Legal Proceedings in our 10-K filed April 16, 2009).  The increase described above was offset by a year-over-year increase in account payable of $17.4 million, a result of our focus on improving our terms with vendors. In 2010, the Company intends to open approximately 20 - 25 stores and pharmacies and close an estimated 10 stores and 5 pharmacies.

During 2005, 2006, 2007 and 2009, we incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets. We reached settlements on some of our insurance claims related to inventory and fixed assets in 2006, 2007 and 2008. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $64.2 million in 2009, $78.3 million in 2008 and $19.3 million in 2007.

In fiscal 2009, inventory, net of the LIFO reserve, decreased by approximately $7.5 million due to higher inventory turn rates in our stores, the average of which has increased to 4.1 in fiscal 2009 from 3.8 in fiscal 2008.  Accounts receivable increased by approximately $1.6 million due primarily to an increase in vendor related allowances.  Accounts payable and accrued expenses increased by approximately $11.4 million primarily as a result of the focus on improving our terms with our vendors.  Income taxes payable decreased by $8.0 million while deferred income tax expense increased by $5.9 million. Other non-current liabilities decreased by $3.4 million due to a reduction in the Company FASB ASC 740 reserves.

In fiscal 2008, inventory, net of the LIFO reserve, decreased by approximately $18.5 million due to the store and pharmacy closing throughout the year, as well as reductions in discretionary product classes where sales decreased in 2008.  Accounts receivable decreased by approximately $5.4 million due primarily to a decrease of an income tax receivable that was created in the prior year.  Accrued expenses increased by approximately $5.5 million primarily as a result of the $6.6 million legal accrual related to the settlement of the Ziegler and Atchinson cases in the fourth quarter of 2008.  Other non-current liabilities increased by $8.7 million due to an increase in the Company FASB ASC 740 reserves.

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

Capital expenditures in 2009 totaled $22.7 million compared to $17.0 million in 2008 and $31.4 million in 2007. The capital expenditures during 2009 consisted primarily of the store and pharmacy expansion program ($15.7 million), technology enhancements ($3.3 million), transportation and distribution center expenditures ($2.1 million) and other corporate expenditures ($1.6 million). Capital expenditures during 2008 consisted primarily of the store and pharmacy expansion program ($13.7 million), technology and other corporate expenditures ($2.2 million) and improvements at our two distribution centers ($1.1 million). The capital expenditures during 2007 consisted primarily of the store and pharmacy expansion program ($15.3 million), acquisition of previously leased land and buildings ($11.7 million), expenditures related to the Store Refresher Program ($7.5 million) and technology and other corporate expenditures ($4.2 million).  Also during fiscal 2007, the Company assumed debt of $6.1 million and issued $1.2 million in common stock for the acquisition of store real estate.  Cash used for investing activities also includes $10.7 million in 2009, $5.7 million in 2008 and $1.7 million in 2007 for the acquisition of prescription lists and other pharmacy related items and $0.6 million in 2008 and $1.1 million in 2007 from insurance proceeds related to fixed assets reimbursements.

In 2010, the Company is planning capital expenditures totaling approximately $26.6 million. Expenditures are planned totaling $19.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.3 million for technology upgrades and approximately $2.4 million for distribution center equipment and other capital maintenance. Technology upgrades in 2010 will be made in the areas of business intelligence software and POS systems and equipment for the stores. In addition, the Company plans expenditures of approximately $10.0 million in 2010 for the acquisition of prescription lists and other pharmacy related items.

Cash and cash equivalents were $54.7 million at the end of 2009 compared to $35.1 million at the end of 2008 and $10.3 million at the end of 2007. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2009, the Company repurchased 742,663 shares for $7.2 million.  There were no share repurchases in fiscal 2008.

On September 16, 2008, the Company and Regions Bank entered into a Ninth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $75 million to $60 million and extended the term until July 31, 2011.  All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement.  Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $300.6 million at January 31, 2009) and net income levels.  Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio.  Currently the Company is at 125 basis points over LIBOR for borrowings and 25 basis points over LIBOR for the unused fee.  There were no borrowings outstanding under the Agreement at January 31, 2009 and $30.6 million outstanding at February 2, 2008.  The weighted-average interest rate on borrowings under the Agreement was 3.67% and 5.76% at January 31, 2009 and February 2, 2008, respectively.

On October 30, 2007, the Company and Regions Bank entered into an Eighth Modification Agreement of the Revolving Loan and Credit Agreement (“Agreement”) to provide an increase in the credit line from $50 million to $75 million and to extend the term until July 31, 2009. All other terms, conditions and covenants remained in place after the amendment. Borrowings under the Agreement bore interest at 1.5% below the prime rate or a LIBOR-based rate. Under the most restrictive covenants of the Agreement, the Company was required to maintain specified shareholders’ equity (which was $292.3 million at February 2, 2008) and net income levels. The Company was required to pay a commitment fee to the bank at a rate per annum equal to 0.15% on the unutilized portion of the revolving line commitment over the term of the Agreement. There were $30.6 million and $2.2 million of borrowings outstanding under the Agreement at February 2, 2008 and February 3, 2007, respectively. The increase in debt was due to an increase in inventory to improve in-stock positions and capital expenditures to acquire the land and building occupied by thirteen FRED’S stores that we had previously leased. The weighted average interest rate on borrowings under Agreement was 5.76% and 5.93% at February 2, 2008 and February 3, 2007, respectively.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2009, 2008 and 2007.

Contractual Obligations and Commercial Commitments
As discussed in Note 5 to the Consolidated Financial Statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay contingent rent based upon a percentage of sales, taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases.

The following table summarizes the Company’s significant contractual obligations as of January 30, 2010, which excludes the effect of imputed interest:

(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases [1]	$45,274	$40,440	$33,851	$23,558	$15,148	$26,724	$184,995
Inventory purchase obligations [2]	154,241						154,241
Equipment leases [3]	1,808	1,438	457	58	6		3,767
Mortgage loans on land & buildings and other [4]	718	161	170	1,109	525	2,214	4,897
Postretirement benefits [5]	29	33	36	40	46	271	455
Total contractual obligations	$202,070	$42,072	$34,514	$24,765	$15,725	$29,209	$348,355

1 Operating leases are described in Note 5 to the Consolidated Financial Statements.
2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 30, 2010.
3 Equipment leases represent the cooler program and other equipment operating leases.
4 Mortgage loans for purchased land and buildings and other debt.
5 Postretirement benefits are described in Note 9 to the Consolidated Financial Statements.

The Company had commitments approximating $8.8 million at January 30, 2010 and $9.7 million at January 31, 2009 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $11.1 million at January 30, 2010 and $12.0 million at January 31, 2009 utilized as collateral for its risk management programs.

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

Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, Chairman of the Board of Directors, purchased the land and buildings occupied by thirteen FRED’S stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company. The total rental payments related to these leases was $1.3 million for the year ended January 30, 2010. Total future commitments under related party leases are $9.7 million.

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

In December 2008, the FASB issued FASB ASC 715, “Compensation-Retirement Benefits”, which is effective for fiscal years ending after December 15, 2009.  FASB ASC 715 provides additional guidance on required disclosures about postretirement benefit plan assets of a defined benefit pension or other postretirement benefit plan.  The Company adopted FASB ASC 715 as of the year ending January 30, 2010 and concluded the implementation of this standard did not have an impact on the Company’s consolidated financial statements or disclosures.

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

In September 2006, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures”.  FASB ASC 820 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under FASB ASC 820, fair value measurements are required to be disclosed by level within that hierarchy.  FASB ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB ASC 820-10-65-1, issued in February 2008, delays the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB ASC 820 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position.  The Company has also evaluated FASB ASC 820-10-65-1 and determined that it will have no impact on its results of operations or financial position.  In October 2008, the FASB issued ASC 820-10-65-2, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FASB ASC 820-10-65-2 clarifies the application of FASB ASC 820 when the market for a financial asset is inactive. The guidance in FASB ASC 820-10-65-2 is effective immediately and has no effect on our financial statements.  In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Level and Volume of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” which further clarifies the principles established by FASB ASC 820.  The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009.  The Company has evaluated FASB ASC 820-10-65-4 and determined that it had no impact on its results of operations or financial position.

ITEM 7A: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of January 30, 2010. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of FRED’S, Inc. (the “Company”) as of January 30, 2010 and January 31, 2009 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FRED’S, Inc. at January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company has changed its method for accounting for uncertainty in income taxes in the year ended February 2, 2008 due to the adoption of revised accounting standards FASB ASC 740.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FRED’S, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Memphis, Tennessee
April 15, 2010

FRED’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	January 30,	January 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$54,742	$35,128
Receivables, less allowance for doubtful accounts of $764 and $885, respectively	28,893	28,857
Inventories	294,024	301,537
Other non-trade receivables	25,193	15,782
Prepaid expenses and other current assets	10,945	11,912
Total current assets	413,797	393,216
Property and equipment, at depreciated cost	137,569	138,036
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928,
respectively	-	39
Intangibles	16,035	9,042
Other noncurrent assets, net	4,040	4,442
Total assets	$571,441	$544,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,393	$69,955
Current portion of indebtedness	718	243
Accrued expenses and other	39,621	46,659
Deferred income taxes	19,373	13,061
Other current liabilities	-	7,749
Total current liabilities	147,105	137,667
Long-term portion of indebtedness	4,179	4,866
Deferred income taxes	2,009	1,328
Other noncurrent liabilities	17,209	13,833
Total liabilities	170,502	157,694

Commitments and contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
39,363,462 and 40,028,484 shares issued and outstanding, respectively	131,685	136,877
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	268,350	249,141
Accumulated other comprehensive income	904	1,063
Total shareholders’ equity	400,939	387,081
Total liabilities and shareholders’ equity	$571,441	$544,775

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	$1,788,136	$1,798,840	$1,780,923
Cost of goods sold	1,288,899	1,295,822	1,290,680
Gross profit	499,237	503,018	490,243

Depreciation and amortization	26,387	26,425	28,614
Selling, general and administrative expenses	434,356	450,275	445,172
Operating income	38,494	26,318	16,457

Interest income	(189)	(308)	(567)
Interest expense	482	716	1,360
Income before income taxes	38,201	25,910	15,664

Provision for income taxes	14,586	9,268	4,946
Net income	$23,615	$16,642	$10,718

Net income per share
Basic	$0.59	$0.42	$0.27

Diluted	$0.59	$0.42	$0.27

Weighted average shares outstanding
Basic	39,822	39,282	39,771
Effect of dilutive stock options	67	569	111
Diluted	39,889	39,851	39,882

Comprehensive income:
Net income	$23,615	$16,642	$10,718
Other comprehensive income (expense), net of tax
postretirement plan adjustment	(159)	23	(43)

Comprehensive income	$23,456	$16,665	$10,675

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Earnings	Compensation	Income	Total
Balance, February 3, 2007	40,068,953	$135,803	$232,382	$-	$1,083	$369,268
Adjustment to initially apply FASB ASC 740 as of February 4, 2007			(4,212)			(4,212)
Cash dividends paid ($.08 per share)			(3,204)			(3,204)
Restricted stock grants, cancellations and withholdings, net	64,036	(43)				(43)
Issuance of shares under employee stock purchase plan	71,294	667				667
Repurchased and cancelled shares	(426,500)	(4,371)				(4,371)
Stock-based compensation		2,116				2,116
Issuance of shares for real estate purchase	103,053	1,173				1,173
Income tax benefit on exercise of stock options		(10)				(10)
Adjustment for postretirement benefits (net of tax)					(43)	(43)
Net income			10,718			10,718
Balance, February 2, 2008	39,880,836	135,335	235,684	-	1,040	372,059
Cash dividends paid ($.08 per share)			(3,196)			(3,196)
Restricted stock grants, cancellations and withholdings, net	73,364	(35)				(35)
Issuance of shares under employee stock purchase plan	73,084	584				584
Stock-based compensation		990				990
Exercises of stock options	1,200	17				17
Income tax benefit on exercise of stock options		(14)				(14)
Adjustment for postretirement benefits (net of tax)			11		23	34
Net income			16,642			16,642
Balance, January 31, 2009	40,028,484	136,877	249,141	-	1,063	387,081
Cash dividends paid ($.11per share)			(4,406)			(4,406)
Restricted stock grants, cancellations and withholdings, net	16,691	(142)				(142)
Issuance of shares under employee stock purchase plan	60,350	542				542
Repurchased and cancelled shares	(742,663)	(7,152)				(7,152)
Stock-based compensation		1,595				1,595
Exercises of stock options	600	8				8
Income tax benefit on exercise of stock options		(43)				(43)
Adjustment for postretirement benefits (net of tax)					(159)	(159)
Net income			23,615			23,615
Balance, January 30, 2010	39,363,462	$131,685	$268,350	$-	$904	$400,939

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Cash flows from operating activities:
Net income	$23,615	$16,642	$10,718
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,387	26,425	28,614
Net (gain) loss on asset disposition	356	(831)	(335)
Provision for store closures and asset impairment	-	419	14,559
Stock-based compensation	1,595	990	2,116
(Recovery) provision for uncollectible receivables	636	486	255
LIFO reserve increase	2,411	3,700	1,657
Deferred income tax expense (benefit)	5,932	(4,080)	(6,604)
Income tax benefit (charge) upon exercise of stock options	43	14	10
Provision for postretirement medical	(74)	34	(43)
(Increase) decrease in operating assets:
Trade receivables	(2,569)	4,925	(8,162)
Insurance receivables	(780)	902	1,537
Inventories	5,101	14,751	(26,981)
Other assets	1,369	(169)	432
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,593	5,537	3,377
Income taxes payable	(7,925)	1,178	(3,508)
Other noncurrent liabilities	(3,441)	7,362	1,699
Net cash provided by operating activities	64,249	78,285	19,341

Cash flows from investing activities:
Capital expenditures	(22,692)	(16,727)	(31,289)
Proceeds from asset dispositions	125	2,182	463
Insurance recoveries for replacement assets	-	556	1,094
Asset acquisition, net (primarily intangibles)	(10,663)	(5,686)	(1,663)
Net cash used in investing activities	(33,230)	(19,675)	(31,395)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(212)	(469)	(1,656)
Proceeds from revolving line of credit	-	205,996	344,755
Payments on revolving line of credit	-	(236,631)	(316,293)
Excess tax benefits (charges) from stock-based compensation	(43)	(14)	(10)
Proceeds from exercise of stock options and employee stock purchase plan	408	566	624
Repurchase of shares	(7,152)	-	(4,371)
Cash dividends paid	(4,406)	(3,196)	(3,204)
Net cash provided by (used in) financing activities	(11,405)	(33,748)	19,845

Increase in cash and cash equivalents	19,614	24,862	7,791
Cash and cash equivalents:
Beginning of year	35,128	10,266	2,475
End of year	$54,742	$35,128	$10,266

Supplemental disclosures of cash flow information:
Interest paid	$293	$408	$1,269
Income taxes paid	$22,999	$2,559	$18,200

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$274	$6,065
Common stock issued for purchase of capital assets	$-	$-	$1,173

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  The primary business of FRED’S, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies.  In addition, the Company sells general merchandise to its 24 franchisees. As of January 30, 2010, the Company had 645 retail stores and 307 pharmacies located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements.  The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Amounts are in thousands unless otherwise noted.

Fiscal year.  The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31.  Fiscal years 2009, 2008 and 2007, as used herein, refer to the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.  The fiscal years 2009, 2008 and 2007 each had 52 weeks.

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

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $30.2 million and $30.8 million at January 30, 2010 and January 31, 2009, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $21.5 million at January 30, 2010 and $19.1 million at January 31, 2009. The LIFO reserve increased by approximately $2.4 million during 2009, $3.7 million during 2008 and $1.6 million during 2007.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 30, 2010 is $17.4 million, with the corresponding amount of $19.0 million at January 31, 2009.

The Company recorded a year end below-cost inventory adjustment of approximately $10.0 million in cost of goods sold in the consolidated statements of income for the year ended February 2, 2008 to value inventory at the lower of cost or market in the stores impacted by the Company’s plan to close approximately 75 stores in fiscal 2008. During the year ended January 31, 2009, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores that closed in the third quarter and utilized the entire $10.3 million. No below-cost inventory adjustment was recorded during the year ended January 30, 2010 (see Note 11 Exit and Disposal Activity).

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

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 6 years
Airplane	9 years

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $1.1 million at both January 30, 2010 and January 31, 2009, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2).

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

Based upon an overall analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores. When we determine that an underperforming store should be closed and a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations.” Liabilities are computed based at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420. The assumptions in calculating the liability include the timeframe expected to terminate the lease agreement, estimates related to the sublease of potential closed locations, and estimation of other related exit costs. If the actual timing and the potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. We periodically review the liability for closed stores and make adjustments when necessary.

Impairment of Long-lived assets. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled for more than two years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.

In the fourth quarter of 2007, the Company recorded approximately $4.6 million in selling, general and administrative expense in the consolidated statements of income to reflect impairment charges for furniture and fixtures and leasehold improvements relating to planned fiscal 2008 store closures. During 2008, the Company recorded an additional charge of $0.1 million associated with stores closures that occurred in the third quarter. Impairment of $0.2 million for the planned store closures was recorded in fiscal 2009.

Vendor rebates and allowances. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores.  FASB ASC 605-50 “Customer Payments and Incentives” addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. Such consideration received from vendors is reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.

Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, advertising, depreciation and amortization and occupancy costs in selling, general and administrative expenses.

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2009, 2008 and 2007, were $24.0 million, $24.1 million and $27.6 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.6 million, $2.3 million and $1.5 million for 2009, 2008 and 2007, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting allowances.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 30, 2010.  Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2009, 2008 and 2007 was $2.1 million, $2.1 million and $2.0 million, respectively.

Other intangible assets. Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $15.9 million at January 30, 2010, and $9.0 million at January 31, 2009. Accumulated amortization at January 30, 2010 and January 31, 2009 totaled $19.3 million and $15.6 million, respectively. Amortization expense for 2009, 2008 and 2007, was $3.7 million, $2.6 million and $2.4 million, respectively. Estimated amortization expense in millions for each of the next 5 years is as follows: 2010 - $4.2, 2011 - $3.6, 2012 - $3.2, 2013 - $2.7 and 2014 - $1.2.

Financial instruments. At January 30, 2010, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 to $500,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $9.0 million and $8.6 million on January 30, 2010 and January 31, 2009, respectively. Changes in the reserve during fiscal 2009 were attributable to additional reserve requirements of $44.6 million netted with reserve utilization of $44.2 million.

Stock-based compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Results for prior periods have not been restated.

Effective January 29, 2006, the Company elected to adopt the alternative transition method provided in FASB ASC 718 for calculating the income tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding upon adoption of FASB ASC 718.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The impact of adopting FASB ASC 718 on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Stock-based compensation expense, post adoption of FASB ASC 718, is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

Income taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 4 – Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109. Effective February 4, 2007, we adopted FASB ASC 740, which clarifies the accounting for uncertainties in income taxes recognized in the Company’s financial statements in accordance with FASB ASC 740 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FASB ASC 740 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date (see Note 4 – Income Taxes).

Business segments. The Company operates in a single reportable operating segment.

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”) codified in FASB ASC 715 “Compensation – Retirement Benefits”. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162” (“FASB ASC 105”). FASB ASC 105 modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. FASB ASC 105 became effective for the third quarter of fiscal year 2009. All other accounting standards references have been updated in this report with ASC references.

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

In September 2006, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures”.  FASB ASC 820 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under FASB ASC 820, fair value measurements are required to be disclosed by level within that hierarchy.  FASB ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB ASC 820-10-65-1, issued in February 2008, delays the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB ASC 820 effective February 3, 2008, and its adoption did not have a material effect on its results of operations or financial position.  The Company has also evaluated FASB ASC 820-10-65-1 and determined that it had no impact on its results of operations or financial position.  In October 2008, the FASB issued ASC 820-10-65-2, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FASB ASC 820-10-65-2 clarifies the application of FASB ASC 820 when the market for a financial asset is inactive. The guidance in FASB ASC 820-10-65-2 is effective immediately and has no effect on our financial statements.  In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Level and Volume of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” which further clarifies the principles established by FASB ASC 820.  The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009.  The Company has evaluated FASB ASC 820-10-65-4 and determined that it had no impact on its results of operations or financial position.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	(in thousands)
	2009	2008
Property and equipment, at cost:
Buildings and building improvements	$95,844	$91,826
Leasehold improvements	55,078	49,775
Automobiles and vehicles	5,273	5,223
Airplane	4,697	4,697
Furniture, fixtures and equipment	240,883	230,272
	401,775	381,793
Less: Accumulated depreciation and amortization	(271,185)	(251,002)
	130,590	130,791
Construction in progress	446	912
Land	6,533	6,333
Total Property and equipment, at depreciated cost	$137,569	$138,036

Depreciation expense totaled $22.7 million, $23.9 million and $26.2 million for 2009, 2008 and 2007, respectively.

	(in thousands)
	2009	2008
Other non trade receivables:
Vendor receivables	$14,814	$12,381
Income tax receivable	6,762	220
Franchise stores receivable	1,334	1,026
Insurance claims receivable	892	112
Landlord receivables	-	109
Other	1,391	1,934
Total non trade receivable	$25,193	$15,782

	2009	2008
Prepaid expenses and other current assets:
Prepaid rent	$4,059	$4,045
Supplies	3,904	5,002
Prepaid insurance	1,447	1,351
Prepaid advertising	590	434
Other	945	1,080
Total prepaid expenses and other current assets	$10,945	$11,912

	2009	2008
Accrued expenses and other:
Payroll and benefits	$10,454	$9,738
Insurance reserves	8,994	8,633
Sales and use tax	5,627	5,090
Deferred / contingent rent	2,507	3,150
Legal settlement and related fees	1,521	6,600
Lease liability	1,421	4,341
Other	9,097	9,107
Total accrued expenses and other	$39,621	$46,659

	2009	2008
Other current liabilities:
Unrecognized tax benefit related to IRS exam (see Note 4 - Income Taxes in our Form 10-K filed on April 16, 2009)	$-	$7,749

	(in thousands)
	2009	2008
Other noncurrent liabilities:
ASC 740 liability	$9,193	$8,760
Deferred income (see Note 1 - Vendor Rebates and Allowances)	7,474	4,677
Other	542	396
	$17,209	$13,833

NOTE 3 — INDEBTEDNESS

On September 16, 2008, the Company and Regions Bank entered into a Ninth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $75 million to $60 million and extended the term until July 31, 2011.  All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement.  Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $312.4 million at January 30, 2010) and net income levels.  Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio.  Currently the Company is at 125 basis points over LIBOR for borrowings and 25 basis points over LIBOR for the unused fee.  There were no borrowings outstanding under the Agreement at January 30, 2010 and January 31, 2009.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 FRED’S stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. The debt is collateralized by the land and building. The table below shows the long term debt related to these properties due for the next five years as of January 30, 2010:

(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Mortgage loans on land & buildings	$718	$161	$170	$1,109	$525	$2,214	$4,897

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

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following:

(dollars in thousands)	2009	2008	2007
Current
Federal	$7,782	$12,677	$10,886
State	872	671	664
	8,654	13,348	11,550

Deferred
Federal	4,985	(3,478)	(5,354)
State	947	(602)	(1,250)
	5,932	(4,080)	(6,604)

	$14,586	$9,268	$4,946

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

(dollars in thousands)	2009	2008
Deferred income tax assets:
Accrual for incentive compensation	$-	$614
Allowance for doubtful accounts	392	479
Insurance accruals	2,365	2,411
Other accruals	496	133
Net operating loss carryforwards	5,778	5,033
Postretirement benefits other than pensions	279	238
Reserve for below cost inventory adjustment	-	110
Legal reserve	-	2,581
Deferred revenue	994	730
Federal benefit on state reserves	2,985	4,064
Amortization of intangibles	5,608	4,969
Total deferred income tax assets	18,897	21,362
Less: Valuation allowance	2,123	1,609
Deferred income tax assets, net of valuation allowance	16,774	19,753

Deferred income tax liabilities:
Property, plant and equipment	(15,056)	(14,446)
Inventory valuation	(21,664)	(18,888)
Prepaid expenses	(1,436)	(808)
Total deferred income tax liabilities	(38,156)	(34,142)

Net deferred income tax liabilities	$(21,382)	$(14,389)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $135.7 million for state income tax purposes and expire at various times during the period 2010 through 2029.

During 2009, the valuation allowance increased $.5 million, and during 2008, the valuation allowance decreased $.1 million.  Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2009	2008	2007
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(3.6)	(3.8)	(9.9)
State income taxes, net of federal benefit	1.9	1.3	(0.7)
Permanent differences	1.2	0.2	2.2
Uncertain tax provisions	3.1	3.4	5.1
Change in valuation allowance	1.4	(0.3)	(0.1)
Other	(0.8)	-	-
Effective income tax rate	38.2%	35.8%	31.6%

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109 which is codified in FASB ASC 740, “Income Taxes”. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FASB ASC 740, we recognized a cumulative effect adjustment of a $4.2 million decrease to beginning retained earnings and a reclassification of certain amounts between deferred income tax liabilities ($2.3 million decrease) and other non-current liabilities ($6.5 million increase, including $1.0 million of interest and penalties) to conform to the balance sheet presentation requirements of FASB ASC 740. The Company increased the gross reserve for uncertain tax positions from $6.5 million to $7.3 million, a change of $0.8 million to disclose the gross liability rather than reflect the liability net of federal income tax benefit.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2009	2008	2007
Beginning balance	$16.5	$8.4	$7.3
Additions for tax position during the current year	1.0	1.1	1.5
Additions for tax positions of prior years	1.0	7.7	0.4
Reductions for tax positions of prior years from lapse of statue	(0.7)	(0.7)	(0.8)
Reductions for settlements of prior year tax positions	(8.6)	-	-
Ending balance	$9.2	$16.5	$8.4

As of January 31, 2009, our liability for unrecognized tax benefits totaled $16.5 million, of which $0.6 million and $0.1 million were recognized as income tax benefit during the quarterly periods ending October 31, 2009 and January 31, 2010, respectively, as a result of a lapse in applicable statute of limitations.  We had additions of $2.0 million during fiscal 2009, $1.0 million of which resulted from state tax positions during the current year and $1.0 million resulted from the Internal Revenue Service finalizing an exam of the Company during 2009 covering fiscal years 2004 through 2007.  The Company recorded a reduction to unrecognized tax benefits for settlement of the IRS exam which included tax and interest in the amount of $8.6 million.  The adjustments resulted from the IRS exam related primarily to timing differences.  As of January 30, 2010, our liability for unrecognized tax benefits totaled $9.2 million and is recorded in our consolidated balance sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate.  The Company is under examination by state jurisdictions which are expected to be completed within the next 12 months.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 30, 2010, accrued interest and penalties related to our unrecognized tax benefits totaled $1.4 million and $0.3 million, respectively.  As of January 31, 2009, accrued interest and penalties related to our unrecognized tax benefits totaled $2.4 million and $0.4 million, respectively.  Both accrued interest and penalties are recorded in the consolidated balance sheet within “Other non-current liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2006-2008. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 5 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through 2029. None of our operating leases contain residual value guarantees.  Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment and transportation equipment under noncancelable operating leases and certain transportation equipment under capital leases. There were no capital lease payments remaining as of January 30, 2010.  Total rent expense under operating leases was $53.2 million, $54.1 million and $54.5 million, for 2009, 2008 and 2007, respectively. Total contingent rentals included in operating leases above was $1.1 million for 2009, 2008 and 2007.

Future minimum rental payments under all operating leases as of January 30, 2010 are as follows:

(in thousands)	Operating Leases
2010	$45,273
2011	40,440
2012	33,851
2013	23,558
2014	15,148
Thereafter	26,724
Total minimum lease payments	$184,994

The gross amount of property and equipment under capital leases was $5.0 million at January 30, 2010 and January 31, 2009. Accumulated depreciation on property and equipment under capital leases was $5.0 million and $4.9 million at January 30, 2010 and January 31, 2009, respectively.  Depreciation expense on assets under capital lease for 2009, 2008 and 2007, was $39 thousand, $92 thousand and $258 thousand, respectively.

Related Party Transactions
During the year ended February 2, 2008, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, Chairman of the Board of Directors, purchased the land and buildings occupied by thirteen FRED’S stores. The stores were purchased by Atlantic Retail Investors, LLC from an independent landlord/developer. Prior to the purchase by Atlantic Retail Investors, LLC the Company was offered the right to purchase the same stores and declined the offer. The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. The total rental payments related to these leases were $1.3 million and $1.4 million for the years ended January 30, 2010 and January 31, 2009, respectively. Total future commitments under related party leases are $9.7 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended January 30, 2010 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

February 3, 2008 - January 31, 2009	-	$-	-	3,573.5
February 1, 2009 - January 30, 2010	742.7	$9.61	742.7	2,830.8

NOTE 7 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan, which was approved by FRED’S stockholders, under which an aggregate of 1,631,758 shares as of January 30, 2010 (2,023,079 shares as of January 31, 2009) are available to be granted. These options expire five years to seven and one-half years from the date of grant. Options outstanding at January 30, 2010 expire in fiscal 2010 through fiscal 2016.

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

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by FRED’S stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 60,350, 73,084 and 71,294 shares issued during fiscal years 2009, 2008 and 2007, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 30, 2010 there were 1,090,513 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2009	2008	2007
Stock option expense	$789	$526	$1,312
Restricted stock expense	573	282	591
ESPP expense	233	182	213
Total stock-based compensation	1,595	990	2,116

Income tax benefit on stock-based compensation	$364	$228	$340

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2009	2008	2007
Expected volatility	42.5%	40.1%	42.8%
Risk-free interest rate	2.6%	3.3%	4.1%
Expected option life (in years)	5.84	5.84	5.84
Expected dividend yield	0.6%	0.5%	0.4%

Weighted average fair value at grant date	$4.66	$4.53	$4.68

Employee Stock Purchase Plan
Expected volatility	73.2%	36.8%	37.2%
Risk-free interest rate	0.1%	3.1%	4.7%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	0.4%	0.4%	0.4%

Weighted average fair value at grant date	$3.85	$2.48	$3.31

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

Stock Options. The following table summarizes stock option activity from February 3, 2007 through January 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life(years)	Aggregate Intrinsic Value (000s)
Outstanding at February 3, 2007	1,103,064	$16.74	4.2	$298
Granted	270,552	10.97
Forfeited / Cancelled	(157,165)	17.19
Exercised	-	-
Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$-
Granted	37,500	10.97
Forfeited / Cancelled	(114,640)	16.57
Exercised	(1,200)	13.86
Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	404,891	11.26
Forfeited / Cancelled	(281,072)	15.06
Exercised	(600)	13.25
Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73

Exercisable at January 30, 2010	793,003	$15.57	1.9	$4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of FRED’S closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of FRED’S stock.  As of January 30, 2010, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $.88 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Other information relative to option activity during 2009, 2008 and 2007 is as follows:

(dollars in thousands)	2009	2008	2007
Total fair value of stock options vested	$1,249	$2,240	$1,008
Total pretax intrinsic value of stock options exercised	$-	$1	$-

The following table summarizes information about stock options outstanding at January 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Averaged Contractual Life (years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 8.93 - $14.60	862,380	4.1	$11.86	403,813	$12.83
$14.68 - $18.40	304,880	0.8	$17.38	295,120	$17.43
$20.60 - $32.35	94,070	0.7	$21.47	94,070	$21.47
	1,261,330			793,003

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

The following table summarizes restricted stock from February 3, 2007 through January 30, 2010:

	Options	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at February 3, 2007	229,851	$15.03
Granted	81,176	10.47
Forfeited / Cancelled	(15,713)	13.48
Exercised	(9,679)	16.59
Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	124,653	9.84
Forfeited / Cancelled	(45,876)	14.15
Exercised	(11,628)	13.31
Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	58,993	12.38
Forfeited / Cancelled	(29,909)	13.88
Exercised	(35,358)	14.90
Non-vested Restricted Stock at January 30, 2010	346,510	$12.01

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 30, 2010 is $3.5 million with a weighted average remaining contractual life of 5.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $2.3 million, which is expected to be recognized over a weighted average period of approximately 5.2 years. The total fair value of restricted stock awards that vested for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $.5 million, $.2 million and $.2 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2009.

NOTE 8 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 1,396,549, 1,138,111, and 1,216,451 such options outstanding at January 30, 2010, January 31, 2009 and February 2, 2008.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $8.8 million at January 30, 2010 and $9.7 million at January 31, 2009 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $11.1 million at January 30, 2010 and $12.0 million at January 31, 2009 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has a defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plan up to a maximum of 15% of their compensation. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2009, 2008, and 2007, were $.4 million, $.3 million, and $.3 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158 codified in FASB ASC 715. In accordance with FASB ASC 715 the Company is required to display the net over-or–under funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity.

During 2008, the Company changed its measurement date from November 30 to January 31.  In accordance with FASB ASC 715, we used the “14-month method” to transition to the new measurement date and calculate the net periodic postretirement benefit cost for the year ended January 31, 2009.  As part of the transition, an adjustment to retained earnings was recorded for the two month period December 2, 2008 through January 31, 2009.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

(in thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Benefit obligation at beginning of year	$396	$539	$591
Service cost	33	25	33
Interest cost	30	24	30
Actuarial loss (gain)	111	(172)	(82)
Benefits paid	(28)	(28)	(33)
Adjustments due to adoption of FASB ASC 715 measurement date provisions	-	8	-
Benefit obligation at end of year	$542	$396	$539

The medical care cost trend used in determining this obligation is 8.0% at January 30, 2010, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

	For the Year Ended
(in thousands)	January 30, 2010	January 31, 2009
Effect of health care trend rate
1% increase effect of accumulated benefit obligations	$52	$34
1% increase effect on periodic cost	7	6
1% decrease effect on accumulated benefit obligations	(47)	(30)
1% decrease effect on periodic cost	(6)	(5)

The discount rate used in calculating the obligation was 5.6% in 2009 and 6.25% in 2008.

The annual net postretirement cost is as follows:

	For the Year Ended
(in thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Service cost	$33	$25	$33
Interest cost	30	24	30
Amorization of prior service cost	(14)	(14)	(14)
Amorization of unrecognized prior service costs	(94)	(102)	(97)
Net periodic postretirement benefit cost	$(45)	$(67)	$(48)

The Company’s policy is to fund claims as incurred.

Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2010	$29
2011	33
2012	36
2013	40
2014	46
Next 5 years	271

Litigation. In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. FRED’S Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seek compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  Briefs have been filed, but the court has not ruled.  The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  Discovery has not yet begun.  The Company is and will continue to vigorously defend this matter.  In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or can be reasonably estimated.  Therefore, we have not recorded a liability for this case.

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs.  The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on.  The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment.  The parties also agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs).  Again, based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability has been found against the Company.  The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.

In June 2006, a lawsuit entitled Sarah Ziegler, et al. v. FRED’S Discount Store was filed in the United States District Court for the Northern District of Alabama in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and sought to recover overtime pay, liquidated damages, and attorneys’ fees and court cost.  In July 2006, the plaintiffs filed an emergency motion to facilitate notice pursuant to the FLSA that would give current and former assistant managers information about their rights to opt-in to the lawsuit.  After initially denying the motion, in October 2006, the judge granted plaintiffs motion to facilitate notice pursuant to the FLSA.  Notice was sent to some 2,055 current and former assistant store managers and approximately 450 persons opted into the case.  The cutoff date for individuals to advise of their interest in becoming part of this lawsuit was February 2, 2007.

The Company believes that its assistant store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment.  The parties agreed to mediate this case and did so successfully in January 2009.  The total settlement amount, (including attorneys’ fees and costs) was $5.0 million.  FRED’S believes this was a favorable settlement in consideration of the substantial costs of continuing litigation, high jury verdicts against other retailers who were sued for practices similar to the claims alleged in this case as well as the constant distraction to management of a possible protracted jury trial.  FRED’S has admitted no liability or wrongdoing and no liability was found against FRED’S.  The parties finalized settlement documents, which the court approved and the Company paid in 2009.

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

NOTE 10 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of January 30, 2010, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Pharmaceuticals	33.5%	31.7%	32.2%
Household Goods	23.4%	24.8%	24.8%
Food and Tobacco Products	16.2%	15.5%	14.2%
Paper and Cleaning Supplies	9.2%	9.2%	8.8%
Apparel and Linens	7.9%	8.6%	9.9%
Health and Beauty Aids	7.6%	8.0%	8.0%
Sales to Franchised Fred's Stores	2.2%	2.2%	2.1%
Total Sales Mix	100.0%	100.0%	100.0%

NOTE 11 – EXIT AND DISPOSAL ACTIVITY

During fiscal 2007, the Company closed 17 underperforming stores.

During fiscal 2008, the Company closed 74 underperforming stores and 23 underperforming pharmacies.  The closures took place during the first three quarters of 2008 pursuant to our restructuring plan announced February 6, 2008 and were the result of an in-depth study conducted by the Company of its operations over the previous 10 quarters.  The study revealed that FRED’S has a strong and healthy store base, and that by closing these underperforming stores the Company would improve its cash flow and operating margin, both of which are core goals of the Company’s overall strategic plan. As a result of the successful execution of this plan, the Company is stronger and is in a better position to respond to fluctuations in the economy and to take advantage of opportunities to further improve our business.

During fiscal 2009, the Company closed 9 underperforming stores, which is consistent with our anticipated amount of annual store closures.

Inventory Impairment

During fiscal 2007, we recorded a below-cost inventory adjustment of approximately $10.0 million to reduce the value of inventory to lower of cost or market in stores that were planned for closure as part of the Company’s strategic plan to improve profitability and operating margin.  The adjustment was recorded in cost of goods sold in the consolidated statement of income for the year ended February 2, 2008.

In fiscal 2008, we recorded an additional below-cost inventory adjustment of $0.3 million to reduce the value of inventory to lower of cost or market associated with stores closed in the third quarter and utilized the entire $10.3 million impairment.

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with FASB ASC 420, “Exit and Disposal Cost Obligations.” Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2007, we closed 17 under performing stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.

During fiscal 2008, we closed 74 under performing stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent.  We utilized $7.7 million during the period, leaving $3.4 million in the reserve at January 31, 2009.

During fiscal 2009, we utilized $2.4 million, leaving $1.0 million in the reserve at January 30, 2010.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Beginning Balance January 31, 2009	Additions FY09	Utilized FY09	Ending Balance January 30, 2010

Inventory markdowns for planned store closings	$-	$-	$-	$-
Lease contract termination liability	3.4	-	2.4	1.0
	$3.4	$-	$2.4	$1.0

Fixed Asset Impairment

During the fourth quarter of 2007, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008.  During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter 2008. Impairment of $0.2 million for the planned store closures was recorded in fiscal 2009.

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 30, 2010 and January 31, 2009 is reported below:

(in thousands)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Year ended January 30, 2010

Net sales	$458,380	$434,214		$422,438	$473,104
Gross profit	128,977	120,742		122,869	126,649
Net income	8,550	4,240		5,032	5,793

Net income per share
Basic	$0.21	$0.11		$0.13	$0.15
Diluted	$0.21	$0.11		$0.13	$0.15
Cash dividends paid per share	$0.02	$0.03		$0.03	$0.03

Year ended January 31, 2009

Net sales	$464,292	$447,127		$418,036	$469,385
Gross profit	132,481	123,851		124,186	122,500
Net income	7,250	1,033	[1]	6,089	2,270

Net income per share
Basic	$0.18	$0.03	[1]	$0.15	$0.06
Diluted	$0.18	$0.03	[1]	$0.15	$0.06
Cash dividends paid per share	$0.02	$0.02		$0.02	$0.02

1 Results include certain charges for the non-routine closing of 75 stores in 2008 and the 17 stores closed in 2007 (see Note 11 - Exit and Disposal Activities).

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

The management of FRED’S, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 30, 2010.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 30, 2010 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee

We have audited FRED’S, Inc.’s (the “Company’s”) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010 and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Memphis, Tennessee
April 15, 2010

ITEM 9B. Other Information
None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

Name	Age	Postions and Offices
Michael J. Hayes (1)	68	Director, Chairman of the Board
John R. Eisenman (1)	68	Director
Roger T. Knox (1)	72	Director
Thomas H. Tashjian(1)	55	Director
B. Mary McNabb (1)	61	Director
Michael T. McMillan (1)	50	Director
Bruce A. Efird (1)	50	Director, Chief Executive Officer and President
Jerry A. Shore	57	Executive Vice President, Chief Financial Officer and Chief Administative Officer
Rick A. Chambers	46	Executive Vice President – Pharmacy Operations
Charles S. Vail	67	Corporate Secretary, Senior Vice President – Legal Services and General Counsel
Reggie E. Jacobs	39	Executive Vice President - Corporate Services, Distribution and Transportation
Earl L. Taylor	60	Executive Vice President - Store Operations

1 Seven directors, constituting the entire Board of Directors, are to be elected at the 2010 Annual Meeting to serve one year or until their successors are elected.

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

B. Mary McNabb was elected a director of the Company in April 2005. Most recently she served as Chief Executive Officer for Kid’s Outlet in California. She has served as a member of the Board of Directors of C-ME (Cyber Merchants Exchange), a public company. McNabb was executive vice president of merchandising and marketing for Factory 2-U from 1989 – 2001.

Michael T. McMillan was elected a director of the Company in February 2007. He currently serves as Director of Franchise Development for Pepsi-Cola North America, a Division of PepsiCo, where he has spent the last 25 years in various roles including marketing, sales, franchise development, and general management of its bottling operations.

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

Earl L. Taylor has served the Company for over 40 years and was promoted to Executive Vice President - Store Operations in 2008.  Mr. Taylor began his retail career with the Company in 1968 as a manager trainee and has served in a variety of positions since including store manager from 1971 to 1979, District Manager from 1979 to 1998, Director of Store Operations from 1998 to 2001 and Regional Vice President from 2001 to 2008.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our fiscal 2009 Annual Meeting.

ITEM 11: Executive Compensation
     Information required by this item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions and Director Independence
     Information required by this item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting.

ITEM 14. Principal Accounting Fees and Services
     Information required by this item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting.

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

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].

*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].

*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO Seidman LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)                           Reports on Form 8-K
None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 000-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee

The audits referred to in our report dated April 15, 2010 relating to the consolidated financial statements of FRED’S, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Memphis, Tennessee
April 15, 2010

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 30, 2010	$885	$636	$757	$764
Year ended January 31, 2009	$879	$486	$480	$885
Year ended February 2, 2008	$719	$255	$95	$879

Inventory valuation reserves
Year ended January 30, 2010	$-	$-	$-	$-
Year ended January 31, 2009	$10,025	$280	$10,305	$-
Year ended February 2, 2008	$2,119	$10,025	$2,119	$10,025

Insurance reserves
Year ended January 30, 2010	$8,633	$44,568	$44,207	$8,994
Year ended January 31, 2009	$8,186	$40,304	$39,857	$8,633
Year ended February 2, 2008	$8,604	$38,172	$38,590	$8,186

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2010.

FRED’S, INC.
By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April, 2010.

Signature	Title

/s/ Michael J. Hayes	Director and Chairman of the Board
Michael J. Hayes
Director, Chief Executive Officer and President (Principle
/s/ Bruce A. Efird	Executive Officer)
Bruce A. Efird

/s/ Jerry A. Shore	Executive Vice President and Chief Financial
Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director
Roger T. Knox

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Michael T. McMillan	Director
Michael T. McMillan