Form 10-Q
period 2010-05-01
FREDS INC
filed 2010-06-10
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2010.
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

The registrant had 39,423,918 shares of Class A voting, no par value common stock outstanding as of June 9, 2010.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of May 1, 2010 (unaudited) and January 30, 2010	3

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended May 1, 2010 (unaudited) and May 2, 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 2010 (unaudited) and May 2, 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	16-17

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 1A. Risk Factors
Item 6. Exhibits

Signatures	17-20
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	May 1, 2010	January 30,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$48,255	$54,742
Receivables, less allowance for doubtful accounts of $892 and $764, respectively	30,457	28,893
Inventories	319,269	294,024
Other non-trade receivables	22,818	25,193
Prepaid expenses and other current assets	10,618	10,945
Total current assets	431,417	413,797
Property and equipment, at depreciated cost	137,618	137,569
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928
respectively	-	-
Intangibles	15,712	16,035
Other noncurrent assets, net	4,040	4,040
Total assets	$588,787	$571,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,213	$87,393
Current portion of indebtedness	200	718
Accrued expenses and other	41,198	39,621
Deferred income taxes	19,561	19,373
Total current liabilities	158,172	147,105
Long-term portion of indebtedness	4,135	4,179
Deferred income taxes	1,525	2,009
Other noncurrent liabilities	17,569	17,209
Total liabilities	181,401	170,502

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
39,305,234 and 39,363,462 shares issued and outstanding, respectively	131,512	131,685
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	274,970	268,350
Accumulated other comprehensive income	904	904
Total shareholders’ equity	407,386	400,939
Total liabilities and shareholders’ equity	$588,787	$571,441

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$471,647	$458,380
Cost of goods sold	334,698	329,403
Gross profit	136,949	128,977

Depreciation and amortization	6,963	6,438
Selling, general and administrative expenses	116,804	108,858
Operating income	13,182	13,681

Interest income	(60)	(23)
Interest expense	110	132
Income before income taxes	13,132	13,572

Provision for income taxes	4,941	5,022
Net income	$8,191	$8,550

Net income per share
Basic	$0.21	$0.21

Diluted	$0.21	$0.21

Weighted average shares outstanding
Basic	39,203	39,885
Effect of dilutive stock options	43	122
Diluted	39,246	40,007

Comprehensive income:
Net income	$8,191	$8,550
Other comprehensive income (expense), net of tax
postretirement plan adjustment	-	-

Comprehensive income	$8,191	$8,550

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$8,191	$8,550
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,963	6,438
Net loss on asset disposition	7	83
Stock-based compensation	376	488
Provision for uncollectible receivables	128	23
LIFO reserve increase (decrease)	625	(243)
Deferred income tax expense	(385)	1,040
Income tax benefit upon exercise of stock options	4	5
(Increase) decrease in operating assets:
Trade receivables	(4,081)	(1,594)
Insurance receivables	110	-
Inventories	(25,870)	(16,361)
Other assets	327	254
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,397	17,617
Income taxes payable	4,576	3,614
Other noncurrent liabilities	432	930
Net cash provided by operating activities	2,800	20,844

Cash flows from investing activities:
Capital expenditures	(5,888)	(4,368)
Proceeds from asset dispositions	28	15
Insurance recoveries for replacement assets	91	-
Asset acquisition, net (primarily intangibles)	(835)	(360)
Net cash used in investing activities	(6,604)	(4,713)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(562)	(52)
Excess tax benefits (charges) from stock-based compensation	(4)	(5)
Proceeds from exercise of stock options and employee stock purchase plan	107	114
Repurchase of shares	(652)	-
Cash dividends paid	(1,572)	(802)
Net cash used in financing activities	(2,683)	(745)

Increase (decrease) in cash and cash equivalents	(6,487)	15,386
Cash and cash equivalents:
Beginning of year	54,742	35,128
End of year	$48,255	$50,514

Supplemental disclosures of cash flow information:
Interest paid	$50	$109
Income taxes paid	$98	$5

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of May 1, 2010, 670 discount general merchandise stores, including 24 franchised Fred's stores, in 15 states in the southeastern United States.  312 of the stores have full service pharmacies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP.  The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2010 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May 1, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $28.7 million and $30.2 million at May 1, 2010 and January 30, 2010, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $22.2 million at May 1, 2010 and $21.6 million at January 30, 2010.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at May 1, 2010 is $19.3 million, with the corresponding amount of $17.4 million at January 30, 2010.

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

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended

	May 1, 2010	May 2, 2009

Stock option expense	$171	$260
Restricted stock expense	170	174
ESPP expense	35	53
Total stock-based compensation	$376	$487

Income tax benefit on stock-based compensation	$96	$115

The fair value of each option granted during the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended

	May 1, 2010	May 2, 2009
Stock Options
Expected volatility	42.6%	42.6%
Risk-free interest rate	3.1%	2.6%
Expected option life (in years)	5.84	5.84
Expected dividend yield	0.69%	0.55%

Weighted average fair value at grant date	$4.90	$4.58

Employee Stock Purchase Plan
Expected volatility	32.3%	94.3%	[1]
Risk-free interest rate	0.6%	0.1%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.23%	0.17%

Weighted average fair value at grant date	$2.19	$3.59

  1. The increase in expected volatility in the first quarter of 2009 is due to the fluxuation of the stock price during the first quarter of 2009 .

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 14,006 shares issued during the thirteen weeks ended May 1, 2010.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 1, 2010, there were 1,076,507 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 1, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	8,250	$11.69
Forfeited / Cancelled	(20,300)	$15.13
Exercised	-	$-
Outstanding at May 1, 2010	1,249,280	$13.88	2.9	$1,869

Exercisable at May 1, 2010	852,241	$15.24	1.9	$687

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $13.89 on the last trading day of the period ended May 1, 2010 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of May 1, 2010, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $0.75 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.  The total fair value of options vested during the thirteen weeks ended May 1, 2010 was $399 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 1, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	-
Forfeited / Cancelled	(1,687)	$11.29
Vested	(3,693)	$14.45
Non-vested Restricted Stock at May 1, 2010	341,130	$11.98

The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 1, 2010 is $4.7 million with a weighted average remaining contractual life of 5.3 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.1 million, which is expected to be recognized over a weighted average period of approximately 5.0 years.  The total fair value of restricted stock awards that vested during the thirteen weeks ended May 1, 2010 was $53.4 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	May 1, 2010	January 30, 2010
Property and equipment, at cost:

Buildings and building improvements	$96,547	$95,844
Leasehold improvements	57,441	55,078
Automobiles and vehicles	5,259	5,273
Airplane	4,697	4,697
Furniture, fixtures and equipment	243,861	240,883
	407,805	401,775
Less: Accumulated depreciation and amortization	(276,806)	(271,185)
	130,999	130,590
Construction in progress	86	446
Land	6,533	6,533
Total Property and equipment, at depreciated cost	$137,618	$137,569

NOTE 6:  EXIT AND DISPOSAL ACTIVITIES

Store closures that occurred during 2008 and 2009 are deemed exit and disposal related and will be accounted for in accordance with the applicable accounting guidance, as follows.

Inventory Impairment

The Company recorded a below-cost inventory adjustment to reduce the value of inventory to the lower of cost or market in stores that are planned for closure.  The adjustment was recorded in cost of goods sold in the Condensed Consolidated Statement of Income.  There is no outstanding inventory impairment for exit and disposal related activity.

Fixed Asset Impairment

For planned store closures, the Company recorded a fixed asset impairment charge for assets identified for disposal.  There is no outstanding fixed asset impairment for exit and disposal related activity.

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During the first quarter of fiscal 2010, we incurred an additional $0.5 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures.  We also utilized $0.4 million, leaving $1.2 million in the reserve at May 1, 2010.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Balance at January 30, 2010	Additions	Utilization	Ending Balance May 1, 2010

Lease contract termination liability	$1.1	$0.5	$0.4	$1.2

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 1, 2010	May 2, 2009	January 30, 2010

Accumulated other comprehensive income	$904	$1,063	$904
Amortization of postretirement benefit	-	-	-
Ending balance	$904	$1,063	$904

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company.  The total rental payments related to these leases was $332.8 thousand for the quarter ended May 1, 2010.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

During the first quarter of 2010, we began the implementation of our Core 5 Program.  The Core 5 Program is a key initiative for 2010 and 2011 and was designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical – are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.  The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  Through the first quarter of 2010, we have implemented the Core 5 Program in 41 stores and plan to implement the program in approximately 200 stores in FY 2010.

As mentioned in the previous paragraph, our Pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. As such, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and file buys, but cold starts will be employed where it makes sense to do so.

Another key focus in the first quarter of 2010 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers.  Improvement in store in-stock position will continue to be a key initiative in FY 2010, and additional enhancements that are currently in development, both in terms of freight flow processes and in-stock measurement, will be deployed later in the year.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of 18% of total consumable sales, and that number will continue to grow throughout the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in food and health and beauty aids introduced in the first quarter of 2010.

While our private label, or FRED’S Brand products, continues to be a focus in 2010, we have implemented several national brands in our stores, such as Coke, Purina and Everlast.  These national brands resonate with our customers and provide them with a more complete shopping trip.  Throughout the year, we will be evaluating more name brands that are the most popular with our customers and will be adding those that complement our current product mix.

Gross margin improvement continues to be a key focus of the Company, as highlighted above with our Core 5 and Own Brand strategies.  We are aggressively pursuing product sourcing improvements and cost reductions across all product lines in order to drive overall product costs down and in turn raise our gross margin.  Additionally, we have implemented new processes intended to control both promotional and clearance markdowns.  We also continue to make improvements in our loss prevention processes and procedures, and those improvements are leading to reduced shrink in our stores and consequently higher gross margin.  These efforts resulted in a 90 basis point improvement in gross margin in the first quarter of 2010 when compared to the first quarter of last year.

Over the remainder of 2010, we intend to continue with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, including Core 5 refreshes, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades will be made in the areas of Human Resource and Payroll systems, in-store systems, and pharmacy systems.

As previously reported in the first quarter press release filed May 26, 2010, the Company expects total earnings per diluted share for 2010 to be in the range of $0.72 to $0.79.

Key factors that will be critical to the Company’s future success include the successful roll-out of our Core 5 program, as well as managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs.

Other factors that will affect Company performance in 2010 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the protracted elevation in the unemployment rate continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2010 and May 2, 2009

Sales
Net sales for the quarter of 2010 increased to $471.6 million from $458.4 million in 2009, a year-over-year increase of $13.3 million or 2.9%.  On a comparable store basis, sales increased 2.2% ($9.9 million) compared with a 2.8% ($11.8 million) increase in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 2.5% over 2009.  We experienced sales increases in categories such as lawn and garden, small appliances, electronics, beverage and home furnishings.

The Company’s pharmacy sales were 33.8% of total sales ($159.2 million) in 2010 compared to 33.4% of total sales ($152.9 million) in the prior year and continue to rank as the largest sales category within the Company, an increase of 4.2% over 2009. The total sales in this department increased 4.2% over 2009, which include the Company’s mail order operation which we closed during the first quarter of 2009, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $9.8 million (2.1% of sales) from $10.2 million (2.2% of sales) in 2009.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Pharmaceuticals	33.8%	33.4%
Household Goods	24.1%	23.5%
Food and Tobacco	16.3%	16.1%
Paper and Cleaning Supplies	8.6%	9.1%
Apparel and Linens	7.9%	7.9%
Health and Beauty Aids	7.2%	7.8%
Franchise	2.1%	2.2%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased .8% over last year while the average customer ticket increased 3.0% to $20.10.

Gross Profit
Gross profit for the quarter increased to $136.9 million in 2010 from $129.0 million in 2009, a year-over-year increase of $7.9 million or 6.2%.  Gross margin, measured as a percentage of sales, increased to 29.0% in 2010 from 28.1% in 2009.   The improvement in gross margin was attributable to the general merchandise sale mix shift to higher margin goods, the improvement in store shrink and the increase in vendor dollar allowances.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $123.8 million in 2010 (26.2% of sales) from $115.3 million in 2009 (25.2% of sales).  This 100 basis point expense deleveraging was primarily the result of labor ($2.5 million) and amortization expense ($.5 million) related to new pharmacy openings during the last twelve months, additional advertising expense ($1.7 million), legal fees ($1.4 million) and higher insurance expense ($1.2 million).

Operating Income
Operating income decreased to $13.1 million in 2010 (2.8% of sales) from $13.7 million in 2009 (3.0% of sales).  The $8.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, more than offset the gross profit increase of $7.9 million that is detailed in the Gross Profit section above, resulting in the $.6 million decline in operating income or .2%.

Interest Expense, Net
Net interest expense for 2010 totaled $.05 million or less than .1% of sales compared to $.1 million which was also less than .1% of sales in 2009.

Income Taxes
The effective income tax rate was 37.6% in 2010 compared to 37.0% in 2009.  The increase in the effective tax rate was primarily due to the expiration of benefits from employment related federal tax credits, which favorably impacted the Company in the first quarter of last year.

Net Income
Net income decreased to $8.2 million ($.21 per diluted share) in 2010 from $8.6 million ($.21 per diluted share) in 2009.  The decrease in net income is primarily attributable to the increase in selling, general and administrative expenses of $8.5 million resulting from the effect of labor ($2.5 million) and amortization expense ($.5 million) related to new pharmacy openings during the last twelve months, additional advertising expense ($1.7 million), legal fees ($1.4 million) and higher insurance expense ($1.2 million).  This unfavorability was partially offset by the $7.9 million increase in gross profit as described within the caption Gross Profit above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $2.8 million during the thirteen week period ended May 1, 2010 compared to $20.8 million in the same period of the prior year.  We generated operating cash flow through quarterly income and from our ongoing initiative to better manage our Accounts Payable processes while we used $9.5 million more to purchase inventory in the first quarter versus the same time last year and had $2.5 million more trade receivables.

Cash used in investing activities totaled $6.6 million, and consisted primarily of expenditures related to existing stores ($4.5 million), pharmacy acquisitions and new store openings ($.6 million) and technology and other corporate expenditures ($.8 million).  During the first quarter of 2010, we opened 1 store and 5 pharmacies and did not close any. In 2010, the Company is planning capital expenditures totaling approximately $26.6 million. Expenditures are planned totaling $19.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.3 million for technology upgrades and approximately $2.4 million for distribution center equipment and other capital maintenance. Technology upgrades in 2010 will be made in the areas of business intelligence software and POS systems and equipment for the stores. In addition, the Company plans expenditures of approximately $10.0 million in 2010 for the acquisition of prescription lists and other pharmacy related items.

Cash used by financing activities totaled $2.7 million and included $1.6 million for the payment of cash dividends and $.7 million for the repurchase of shares and $.6 million for the repayment of debt.  There were $4.3 million in borrowings outstanding at May 1, 2010 related to real estate mortgages compared to $4.9 million at January 30, 2010.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the Fair Labor Standards Act (“FSLA”) litigation described under Legal Proceedings on page 16.
•
Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Consequently, all forward-looking statements are qualified by this cautionary statement.  Readers should not place undue reliance on any forward-looking statements.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 1, 2010.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 1, 2010 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs.  The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on.  The Company believes that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment.  The parties also agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs).  Based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, we believe that this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability or wrongdoing has been found against the Company.  The parties are finalizing settlement documents and will jointly present the settlement to the court, which must approve the settlement.

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

Item 1A.  Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through May 1, 2010 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 30, 2010				2,830.8
January 31 - February 27, 2010	69.3	$9.41	69.3	2,761.5
February 28 - April 3, 2010	-	$-	-	2,761.5
April 4, - May 1, 2010	-	$-	-	2,761.5

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June10, 2010	By:	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 10, 2010	By:	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer