Form 10-Q
period 2010-07-31
FREDS INC
filed 2010-09-09
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The registrant had 39,214,341 shares of Class A voting, no par value common stock outstanding as of September 8, 2010.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of July 31, 2010 (unaudited) and January 30, 2010	3

Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	17-18

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	19-22
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	July 31, 2010	January 30,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,872	$54,742
Receivables, less allowance for doubtful accounts of $976 and $764, respectively	28,758	28,893
Inventories	314,802	294,024
Other non-trade receivables	22,237	25,193
Prepaid expenses and other current assets	11,880	10,945
Total current assets	424,549	413,797
Property and equipment, at depreciated cost	138,662	137,569
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928 respectively	-	-
Intangibles	18,006	16,035
Other noncurrent assets, net	3,808	4,040
Total assets	$585,025	$571,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,858	$87,393
Current portion of indebtedness	174	718
Accrued expenses and other	43,989	39,621
Deferred income taxes	19,733	19,373
Total current liabilities	153,754	147,105
Long-term portion of indebtedness	4,114	4,179
Deferred income taxes	987	2,009
Other noncurrent liabilities	17,057	17,209
Total liabilities	175,912	170,502

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,214,341 and 39,363,462 shares issued and outstanding, respectively	129,854	131,685
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	278,355	268,350
Accumulated other comprehensive income	904	904
Total shareholders’ equity	409,113	400,939
Total liabilities and shareholders’ equity	$585,025	$571,441

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$449,467	$434,214	$921,114	$892,594
Cost of goods sold	323,531	313,472	658,229	642,875
Gross profit	125,936	120,742	262,885	249,719

Depreciation and amortization	7,227	6,489	14,190	12,927
Selling, general and administrative expenses	110,473	106,097	227,277	214,955
Operating income	8,236	8,156	21,418	21,837

Interest income	(60)	(55)	(120)	(78)
Interest expense	117	133	227	265
Income before income taxes	8,179	8,078	21,311	21,650

Provision for income taxes	3,221	3,838	8,162	8,860
Net income	$4,958	$4,240	$13,149	$12,790

Net income per share
Basic	$0.13	$0.11	$0.34	$0.32

Diluted	$0.13	$0.11	$0.34	$0.32

Weighted average shares outstanding
Basic	39,179	39,914	39,164	39,904
Effect of dilutive stock options	61	72	53	97
Diluted	39,240	39,986	39,217	40,001

Dividends per common share	$0.04	$0.03	$0.08	$0.05

Comprehensive income:
Net income	$4,958	$4,240	$13,149	$12,790
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$4,958	$4,240	$13,149	$12,790

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$13,149	$12,790
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,190	12,927
Net loss (gain) on asset disposition	258	(19)
Stock-based compensation	896	996
Provision (recovery) for uncollectible receivables	212	(84)
LIFO reserve increase	944	591
Deferred income tax (benefit) expense	(833)	509
Income tax benefit upon exercise of stock options	6	26
(Increase) decrease in operating assets:
Trade and non-trade receivables	(3,913)	39
Insurance receivables	13	-
Inventories	(21,722)	(7,971)
Other assets	545	1,450
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,833	17,994
Income taxes payable	5,507	84
Other noncurrent liabilities	(13)	(5,722)
Net cash provided by operating activities	16,072	33,610

Cash flows from investing activities:
Capital expenditures	(13,245)	(11,920)
Proceeds from asset dispositions	140	15
Insurance recoveries for replacement assets	47	-
Asset acquisition, net (primarily intangibles)	(4,405)	(3,555)
Net cash used in investing activities	(17,463)	(15,460)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(609)	(105)
Excess tax charges from stock-based compensation	(6)	(26)
Proceeds from exercise of stock options and employee stock purchase plan	257	205
Repurchase of shares	(2,977)	-
Cash dividends paid	(3,144)	(2,002)
Net cash used in financing activities	(6,479)	(1,928)

(Decrease) increase in cash and cash equivalents	(7,870)	16,222
Cash and cash equivalents:
Beginning of year	54,742	35,128
End of year	$46,872	$51,350

Supplemental disclosures of cash flow information:
Interest paid	$57	$184
Income taxes paid	$2,419	$14,360

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of July 31, 2010, 674 discount general merchandise stores, including 24 franchised Fred's stores, in 15 states in the southeastern United States.  315 of the stores have full service pharmacies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP.  The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2010 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen and twenty-six week periods ended July 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The Company adopted FASB ASC 855 as of the interim period ended August 1, 2009.  In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU), which addresses a potential conflict with disclosure date requirements provided by the SEC.  The ASU amends FASB ASC 855 by requiring an entity to evaluate subsequent events through the date the financial statements are issued.  The requirements under FASB ASC 855 are consistent with our current practice and implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

For pharmacy inventories, which were approximately $29.1 million and $30.2 million at July 31, 2010 and January 30, 2010, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $22.5 million at July 31, 2010 and $21.6 million at January 30, 2010.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at July 31, 2010 is $19.5 million, with the corresponding amount of $17.4 million at January 30, 2010.

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

A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Stock option expense	$152	$280	$323	$540
Restricted stock expense	333	176	503	350
ESPP expense	35	53	70	106
Total stock-based compensation	$520	$509	$896	$996

Income tax benefit on stock-based compensation	$139	$101	$235	$216

The fair value of each option granted during the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock Options
Expected volatility	41.7%	42.6%	42.0%	42.6%
Risk-free interest rate	3.1%	2.6%	3.1%	2.6%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	0.61%	0.55%	0.63%	0.55%

Weighted average fair value at grant date	$4.84	$4.58	$4.86	$4.58

Employee Stock Purchase Plan
Expected volatility	31.5%	73.5%[1]	31.9%	83.9%[1]
Risk-free interest rate	0.6%	0.1%	0.6%	0.1%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.46%	0.34%	0.35%	0.26%

Weighted average fair value at grant date	$2.43	$3.78	$2.31	$3.68

1.	The increase in expected volatility in 2009 is due to the fluctuation of the stock price during the first and second quarter of 2009.

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 30,018 shares issued during the twenty-six weeks ended July 31, 2010.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of July 31, 2010, there were 1,060,495 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended July 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	26,250	$11.13
Forfeited / Cancelled	(51,650)	$15.81
Exercised	(1,400)	$13.25
Outstanding at July 31, 2010	1,234,530	$13.78	2.7	$293

Exercisable at July 31, 2010	835,788	$15.17	1.7	$80

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $10.84 on the last trading day of the period ended July 31, 2010 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of July 31, 2010, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $674 thousand, which is expected to be recognized over a weighted average period of approximately 3.2 years.  The total fair value of options vested during the twenty-six weeks ended July 31, 2010 was $471 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended July 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	124,494	$13.83
Forfeited / Cancelled	(11,207)	$10.21
Vested	(5,658)	$13.34
Non-vested Restricted Stock at July 31, 2010	454,139	$12.50

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 31, 2010 is $4.9 million with a weighted average remaining contractual life of 4.8 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 4.5 years.  The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 31, 2010 was $74.7 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	July 31, 2010
	(unaudited)	January 30, 2010
Property and equipment, at cost:

Buildings and building improvements	$96,588	$95,844
Leasehold improvements	58,909	55,078
Automobiles and vehicles	5,172	5,273
Airplane	4,697	4,697
Furniture, fixtures and equipment	237,731	240,883
	403,097	401,775
Less: Accumulated depreciation and amortization	(271,357)	(271,185)
	131,740	130,590
Construction in progress	172	446
Land	6,750	6,533
Total Property and equipment, at depreciated cost	$138,662	$137,569

NOTE 6:  EXIT AND DISPOSAL ACTIVITIES

Store closures that occurred during 2008 and 2009 are deemed exit and disposal related and will be accounted for in accordance with the applicable accounting guidance, as follows.

Inventory Impairment

The Company recorded a below-cost inventory adjustment to reduce the value of inventory to the lower of cost or market in stores that are planned for closure.  The adjustment was recorded in cost of goods sold in the Condensed Consolidated Statement of Income.  There is no outstanding inventory impairment for exit and disposal related activity at July 31, 2010.

Fixed Asset Impairment

For planned store closures, the Company recorded a fixed asset impairment charge for assets identified for disposal.  There is no outstanding fixed asset impairment for exit and disposal related activity at July 31, 2010.

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

During the first half of fiscal 2010, we incurred an additional $0.5 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures.  We also utilized $0.7 million, leaving $.9 million in the reserve at July 31, 2010.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Balance at January 30, 2010	Additions	Utilization	Ending Balance July 31, 2010

Lease contract termination liability	$1.1	$0.5	$0.7	$0.9

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

The following table illustrates the activity in accumulated other comprehensive income:

	Twenty-Six Weeks Ended		Year Ended
(in thousands)	July 31, 2010	August 1, 2009	January 30, 2010

Accumulated other comprehensive income	$904	$1,063	$904
Amortization of postretirement benefit	-	-	-
Ending balance	$904	$1,063	$904

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company.  The total rental payments related to these leases was $639.7 thousand for the quarter ended July 31, 2010.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

During the second quarter of 2010, we continued the implementation of our Core 5 Program.  The Core 5 Program is a key strategic initiative was designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical - are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.  The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  Through the second quarter of 2010, we have implemented the Core 5 Program in 109 stores to date and plan to implement the program in approximately 200 stores by the end of FY 2010.

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

Another key focus in the first half of 2010 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers.  Improvement in store in-stock position will continue to be a key initiative in FY 2010, and additional enhancements that are currently in development, both in terms of freight flow processes and in-stock measurement, will be deployed later in the year.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of 18.7% of total consumable sales, and that number will continue to grow throughout the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with additional new items in food and health and beauty aids introduced in the second quarter of 2010.

While our Own Brand or FRED’S Brand products continue to be a focus in 2010, we have implemented several national brands in our stores, such as Coke, Purina and Energizer.  These national brands appeal to our customers and provide them with a more complete shopping trip.  Throughout the year, we will be evaluating more name brands that are the most popular with our customers and will be adding those that complement our current product mix.

Gross margin improvement continues to be a key focus of the Company, as highlighted above with our Core 5 and Own Brand strategies.  We are aggressively pursuing product sourcing improvements and cost reductions across all product lines in order to reduce overall product costs and, in turn, raise our gross margin.  Additionally, we have implemented new processes intended to control both promotional and clearance markdowns.  We also continue to make improvements in our loss prevention processes and procedures, and those improvements are leading to reduced shrinkage in our stores and, consequently, higher gross margin.  These efforts resulted in a 20 basis point improvement in gross margin in the second quarter of 2010 when compared to the second quarter of last year.

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

As previously reported in the second quarter press release filed August 26, 2010, the Company expects total earnings per diluted share for 2010 to be in the range of $0.72 to $0.79.

Key factors that will be critical to the Company’s future success include the successful execution of our Core 5 program, as well as managing the strategy for opening new stores and pharmacies, including the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 2010 and August 1, 2009

Sales
Net sales for the quarter of 2010 increased to $449.5 million from $434.2 million in 2009, a year-over-year increase of $15.3 million or 3.5%.  On a comparable store basis, sales increased 2.5% ($10.5 million) compared with a 1.3% ($6.5 million) decrease in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 2.2% over 2009.  We experienced sales increases in categories such as small appliances, health aids, beverage, home furnishings and electronics.

The Company’s pharmacy sales were 33.6% of total sales ($151.2 million) in 2010 compared to 32.8% of total sales ($142.1 million) in the prior year and continue to rank as the largest sales category within the Company, an increase of .8% over 2009. The total sales in this department increased 6.4% over 2009 with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $9.0 million (2.0% of sales) from $9.2 million (2.1% of sales) in 2009.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Pharmaceuticals	33.6%	32.8%
Household Goods	23.9%	23.6%
Food and Tobacco	17.0%	16.7%
Paper and Cleaning Supplies	8.6%	9.5%
Health and Beauty Aids	7.7%	7.5%
Apparel and Linens	7.2%	7.8%
Franchise	2.0%	2.1%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased .8% over last year while the average customer ticket increased 1.7% to $19.17.

Gross Profit
Gross profit for the second quarter of 2010 increased to $125.9 million in 2010 from $120.7 million in 2009, a year-over-year increase of $5.2 million or 4.3%.  Gross margin, measured as a percentage of sales, increased to 28.0% in 2010 from 27.8% in 2009.   The improvement in gross margin was primarily due to higher initial markup from the improving product mix and the improvement in store shrink.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $117.7 million in 2010 (26.2% of sales) from $112.6 million in 2009 (25.9% of sales).  This 30 basis point expense deleveraging was primarily due to the increase in pharmacy labor ($3.1 million) associated with new pharmacies opened in the last twelve months.

Operating Income
Operating income increased $.08 million in 2010 (1.8% of sales) from $8.2 million in 2009 (1.9% of sales).  The $5.1 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, offset nearly all of the gross profit increase of $5.2 million that is detailed in the Gross Profit section above.

Interest Expense, Net
Net interest expense for the quarter totaled $.06 million or less than .1% of sales compared to $.08 million in 2009, which was also less than .1% of sales.

Income Taxes
The effective income tax rate was 39.4% in 2010 compared to 47.5% in 2009.  The decrease in the effective tax rate was primarily due to the final assessment and settlement of the Internal Revenue Service exam for tax years 2004 - 2007 during the second quarter of 2009. The effective income tax rate for the quarter was higher than expected due primarily to tax credits not yet approved by Congress.

Net Income
Net income increased to $5.0 million ($.13 per diluted share) in 2010 from $4.2 million ($.11 per diluted share) in 2009.  The increase in net income is primarily attributable to the higher tax expense ($.6 million) incurred in the second quarter of 2009 for the final assessment and settlement of the Internal Revenue Service exam as detailed in the Income Taxes section above.

Twenty-Six Weeks Ended July 31, 2010 and August 1, 2009

Sales
Net sales increased to $921.1 million from $892.6 million in 2009, a year-over-year increase of $28.5 million or 3.2%.  On a comparable store basis, sales increased 2.3% ($20.3 million) compared with a .8% increase ($6.5 million) in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 2.2% over 2009.  We experienced sales increases in categories such as small appliances, lawn and garden, beverage, electronics and home furnishings.

The Company’s pharmacy sales were 33.8% of total sales ($310.5 million) in 2010 compared to 33.1% of total sales ($294.9 million) in the prior year and continue to rank as the largest sales category within the Company, an increase of .7% over 2009. The total sales in this department increased 5.3% over 2009 with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $18.8 million (2.0% of sales) from $19.4 million (2.2% of sales) in 2009.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Pharmaceuticals	33.8%	33.1%
Household Goods	24.0%	23.5%
Food and Tobacco	16.7%	16.4%
Paper and Cleaning Supplies	8.6%	9.3%
Apparel and Linens	7.5%	7.8%
Health and Beauty Aids	7.4%	7.7%
Franchise	2.0%	2.2%
	100.0%	100.0%

For the first half, comparable store customer traffic increased .1% over last year while the average customer ticket increased 2.2% to $19.64.

Gross Profit
Gross profit for first half increased to $262.9 million in 2010 from $249.7 million in 2009, a year-over-year increase of $13.2 million or 5.3%.  Gross margin, measured as a percentage of sales, increased to 28.5% in 2010 from 28.0% in 2009.  The improvement in gross margin was primarily due to higher initial markup from the improving product mix and the improvement in store shrink.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $241.5 million in 2010 (26.2% of sales) from $227.9 million in 2009 (25.5% of sales).  This 70 basis point expense deleveraging was primarily the result of an increase in pharmacy labor expense ($5.6 million) and amortization expense ($.8 million) primarily related to new pharmacy openings during the last twelve months, additional advertising expense ($1.9 million), increased legal and professional fees ($1.7 million) and higher supplies expense ($1.4 million).

Operating Income
Operating income decreased to $21.4 million in 2010 (2.3% of sales) from $21.8 million in 2009 (2.4% of sales), a year-over-year decrease of $.4 million.  The $13.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, offset all of the gross profit increase of $13.2 million that is detailed in the Gross Profit section above.

Interest Expense, Net
Net interest expense for 2010 totaled $.1 million or less than .1% of sales compared to $.2 million in 2009, which was also less than .1% of sales.

Income Taxes
The effective income tax rate was 38.3% in 2010 compared to 40.9% in 2009.  The decrease in the effective tax rate was primarily due to the final assessment and settlement of the Internal Revenue Service exam for tax years 2004 - 2007 during the second quarter of 2009.  The effective income tax rate for the quarter was higher than expected due primarily to tax credits not yet approved by Congress.  We anticipate the tax rate for the remaining two quarters to be in the range of 34% to 36%.

Net Income
Net income increased to $13.1 million ($.34 per diluted share) in 2010 from $12.8 million ($.32 per diluted share) in 2009.  The increase in net income is primarily attributable the higher tax expense ($.7 million) incurred in the second quarter of 2009 for the final assessment and settlement of the Internal Revenue Service exam as detailed in the Income Taxes section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $16.1 million during the twenty-six week period ended July 31, 2010 compared to $33.6 million in the same period of the prior year.  We generated operating cash flow through quarterly income and from our ongoing initiative to better manage our Accounts Payable processes while we used $13.8 million more to purchase inventory in the first half of 2010 versus the same time last year and had $4.0 million more trade and non-trade receivables.

Cash used in investing activities totaled $17.5 million, and consisted primarily of expenditures related to existing stores ($9.6 million), pharmacy acquisitions and new store openings ($1.9 million) and technology and other corporate expenditures ($1.7 million).  During the first half of 2010, we opened 1 new store, upgraded 3 express pharmacies to full stores and opened 5 express pharmacies and 7 additional new pharmacies within stores.  In addition, the Company also closed 6 pharmacies. In 2010, the Company is planning capital expenditures totaling approximately $26.6 million. Expenditures are planned totaling $19.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.3 million for technology upgrades and approximately $2.4 million for distribution center equipment and other capital maintenance. Technology upgrades in 2010 will be made in the areas of Human Resource and Payroll systems, in-store systems and pharmacy systems. In addition, the Company plans expenditures of approximately $10.0 million in 2010 for the acquisition of prescription lists and other pharmacy related items.

Cash used by financing activities totaled $6.5 million and included $3.1 million for the payment of cash dividends and $3.0 million for the repurchase of shares and $.6 million for the repayment of debt.  There were $4.3 million in borrowings outstanding at July 31, 2010 related to real estate mortgages compared to $4.9 million at January 30, 2010.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 17.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of July 31, 2010.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended July 31, 2010 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleges that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, attorney’s fees and court costs.  The plaintiffs filed a motion seeking a collective action which the Judge has not ruled on.  Although the Company continues to believe that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter is not appropriate for collective action treatment, the parties agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs), which was accrued at July 31, 2010.  The court approved the settlement and the Company subsequently paid it in August 2010.  Based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, we believe that this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability or wrongdoing has been found against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through July 31, 2010 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 30, 2010				2,830.8
January 31 - February 27, 2010	69.3	$9.41	69.3	2,761.5
February 28 - April 3, 2010	-	$-	-	2,761.5
April 4, - May 1, 2010	-	$-	-	2,761.5
May 2, - May 29, 2010	-	$-	-	2,761.5
May 30, - July 3, 2010	-	$-	-	2,761.5
July 4, - July 31, 2010	222.6	$10.43	222.6	2,538.9

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 9, 2010	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 9, 2010	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer