Form 10-Q
period 2010-10-30
FREDS INC
filed 2010-12-09
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2010.
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

The registrant had 39,274,469 shares of Class A voting, no par value common stock outstanding as of December 8, 2010.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 30, 2010 (unaudited) and January 30, 2010	3

Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	17

Item 1. Legal Proceedings	17-18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

Signatures	19

Ex-10.23 Tenth Modification Agreement
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 30, 2010	January 30,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,462	$54,742
Receivables, less allowance for doubtful accounts of $1,039 and $764, respectively	29,444	28,893
Inventories	360,300	294,024
Other non-trade receivables	23,891	25,193
Prepaid expenses and other current assets	16,376	10,945
Total current assets	467,473	413,797
Property and equipment, at depreciated cost	139,122	137,569
Equipment under capital leases, less accumulated amortization of $4,967 and $4,928 respectively	-	-
Intangibles	22,569	16,146
Other noncurrent assets, net	3,699	3,929
Total assets	$632,863	$571,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,320	$87,393
Current portion of indebtedness	228	718
Accrued expenses and other	44,305	39,621
Deferred income taxes	19,238	19,373
Total current liabilities	192,091	147,105
Long-term portion of indebtedness	3,998	4,179
Deferred income taxes	1,791	2,009
Other noncurrent liabilities	18,877	17,209
Total liabilities	216,757	170,502

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,274,469 and 39,363,462 shares issued and outstanding, respectively	130,602	131,685
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	284,600	268,350
Accumulated other comprehensive income	904	904
Total shareholders’ equity	416,106	400,939
Total liabilities and shareholders’ equity	$632,863	$571,441

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$435,008	$422,438	$1,356,122	$1,315,032
Cost of goods sold	305,261	299,569	963,490	942,444
Gross profit	129,747	122,869	392,632	372,588

Depreciation and amortization	7,502	6,530	21,692	19,457
Selling, general and administrative expenses	110,588	108,678	337,865	323,633
Operating income	11,657	7,661	33,075	29,498

Interest income	(58)	(59)	(178)	(137)
Interest expense	106	118	333	383
Income before income taxes	11,609	7,602	32,920	29,252

Provision for income taxes	3,791	2,570	11,953	11,430
Net income	$7,818	$5,032	$20,967	$17,822

Net income per share
Basic	$0.20	$0.13	$0.54	$0.45

Diluted	$0.20	$0.13	$0.54	$0.45

Weighted average shares outstanding
Basic	39,061	39,914	39,129	39,901
Effect of dilutive stock options	53	68	52	88
Diluted	39,114	39,982	39,181	39,989

Dividends per common share	$0.04	$0.03	$0.12	$0.08

Comprehensive income:
Net income	$7,818	$5,032	$20,967	$17,822
Other comprehensive income, net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$7,818	$5,032	$20,967	$17,822

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$20,967	$17,822
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,692	19,457
Net loss on asset disposition	574	156
Provision for store closures and asset impairment	300	-
Stock-based compensation	1,544	1,417
Provision (recovery) for uncollectible receivables	275	(184)
LIFO reserve increase	2,220	1,424
Deferred income tax (benefit) expense	(438)	1,945
Income tax benefit upon exercise of stock options	4	23
(Increase) decrease in operating assets:
Trade and non-trade receivables	(7,554)	(4,570)
Insurance receivables	1,208	-
Inventories	(68,796)	(44,139)
Other assets	(3,608)	(185)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	45,611	45,359
Income taxes payable	5,123	(3,697)
Other noncurrent liabilities	1,767	(3,362)
Net cash provided by operating activities	20,889	31,466

Cash flows from investing activities:
Capital expenditures	(20,123)	(18,368)
Proceeds from asset dispositions	161	106
Insurance recoveries for replacement assets	88	-
Asset acquisition, net (primarily intangibles)	(10,279)	(6,692)
Net cash used in investing activities	(30,153)	(24,954)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(671)	(159)
Excess tax charges from stock-based compensation	(4)	(23)
Proceeds from exercise of stock options and employee stock purchase plan	366	301
Repurchase of shares	(2,989)	-
Cash dividends paid	(4,718)	(3,204)
Net cash used in financing activities	(8,016)	(3,085)

(Decrease) increase in cash and cash equivalents	(17,280)	3,427
Cash and cash equivalents:
Beginning of year	54,742	35,128
End of year	$37,462	$38,555

Supplemental disclosures of cash flow information:
Interest paid	$155	$246
Income taxes paid	$6,953	$20,265

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of October 30, 2010, 672 discount general merchandise stores, including 24 franchised Fred's stores, in 15 states in the southeastern United States.  315 of the stores have full service pharmacies.

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

The results of operations for the thirteen and thirty-nine week periods ended October 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventories, which were approximately $30.8 million and $30.2 million at October 30, 2010 and January 30, 2010, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $23.8 million at October 30, 2010 and $21.6 million at January 30, 2010.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP.  These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight.  The total amount of procurement and storage costs and inbound freight included in merchandise inventory at October 30, 2010 is $22.2 million, with the corresponding amount of $17.4 million at January 30, 2010.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.  A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Stock option expense	$111	$235	$435	$775
Restricted stock expense	301	133	803	482
ESPP expense	36	53	106	160
Total stock-based compensation	$448	$421	$1,344	$1,417

Income tax benefit on stock-based compensation	$126	$83	$361	$298

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock Options
Expected volatility	42.4%	41.8%	42.1%	42.6%
Risk-free interest rate	2.7%	2.7%	3.0%	2.6%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	0.71%	0.55%	0.65%	0.55%

Weighted average fair value at grant date	$5.34	$5.11	$4.96	$4.63

Employee Stock Purchase Plan
Expected volatility	32.0%	64.9%[1]	31.9%	77.6%[1]
Risk-free interest rate	0.6%	0.1%	0.6%	0.1%
Expected option life (in years)	0.75	0.75	0.5	0.5
Expected dividend yield	0.69%	0.51%	0.46%	0.34%

Weighted average fair value at grant date	$2.64	$3.94	$2.42	$3.77

1. The increase in expected volatility in 2009 is due to the fluctuation of the stock price during the first three quarters of 2009 .

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 45,852 shares issued during the thirty-nine weeks ended October 30, 2010.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 30, 2010, there were 1,044,661 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	33,250	$11.52
Forfeited / Cancelled	(378,900)	$17.94
Exercised	(2,400)	$11.69
Outstanding at October 30, 2010	913,280	$12.17	3.3	$804

Exercisable at October 30, 2010	577,686	$12.92	2.5	$324

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price of $11.98 on the last trading day of the period ended October 30, 2010 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of October 30, 2010, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $583 thousand, which is expected to be recognized over a weighted average period of approximately 3.1 years.  The total fair value of options vested during the thirty-nine weeks ended October 30, 2010 was $749.8 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	157,628	$13.39
Forfeited / Cancelled	(13,925)	$10.46
Vested	(14,257)	$12.25
Non-vested Restricted Stock at October 30, 2010	475,956	$12.47

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 30, 2010 is $5.7 million with a weighted average remaining contractual life of 4.6 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 4.4 years.  The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 30, 2010 was $173.8 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	October 30, 2010
	(unaudited)	January 30, 2010
Property and equipment, at cost:

Buildings and building improvements	$96,528	$95,844
Leasehold improvements	60,500	55,078
Automobiles and vehicles	5,196	5,273
Airplane	4,697	4,697
Furniture, fixtures and equipment	240,948	240,883
	407,869	401,775
Less: Accumulated depreciation and amortization	(275,715)	(271,185)
	132,154	130,590
Construction in progress	138	446
Land	6,830	6,533
Total Property and equipment, at depreciated cost	$139,122	$137,569

NOTE 6:  EXIT AND DISPOSAL ACTIVITIES

Store closures that occurred during 2008 and 2009 are deemed exit and disposal related and are accounted for in accordance with the applicable accounting guidance, as follows.

Inventory Impairment

The Company recorded a below-cost inventory adjustment to reduce the value of inventory to the lower of cost or market in stores that are planned for closure.  The adjustment was recorded in cost of goods sold in the Condensed Consolidated Statement of Income.  There is no outstanding inventory impairment for exit and disposal related activity at October 30, 2010.

Fixed Asset Impairment

For planned store closures, the Company recorded a fixed asset impairment charge for assets identified for disposal.  There is no outstanding fixed asset impairment for exit and disposal related activity at October 30, 2010.

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During the first three quarters of fiscal 2010, we incurred an additional $0.6 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 and 2009 store closures. We also utilized $0.9 million, leaving $1.2 million in the reserve at October 30, 2010.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):
	Balance at January 30, 2010	Additions	Utilization	Ending Balance October 30, 2010

Lease contract termination liability	$1.1	$0.6	$0.9	$0.8

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirty-nine Weeks Ended		Year Ended
(in thousands)	October 30, 2010	October 31, 2009	January 30, 2010

Accumulated other comprehensive income	$904	$1,063	$904
Amortization of postretirement benefit	-	-	-
Ending balance	$904	$1,063	$904

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company.  The total rental payments related to these leases were $283.8 and $923.5 thousand for the thirteen and thirty-nine weeks ended October 30, 2010.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

During the third quarter of 2010, we continued the implementation of our Core 5 Program.  The Core 5 Program is a key strategic initiative designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical - are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small-box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.  The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  Through the third quarter of 2010, we have implemented the Core 5 Program in 190 stores to date and plan to implement the program in approximately 200 stores by the end of FY 2010.

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

Another key focus in the first nine months of 2010 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that products are in the store and available for our customers.  Improvement in store in-stock position will continue to be a key initiative for the remainder of FY 2010 and beyond.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of 19.2% of total consumable sales, and that number will continue to grow throughout the remainder of the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with additional new items in food and health and beauty aids introduced in the third quarter of 2010.

While our Own Brand or FRED’S Brand products continue to be a focus in 2010, we have implemented several national brands in our stores, such as Coke, Purina and Energizer, coupled with the reintroduction of Glad brand trash bags, Havoline motor oil and Band-Aid brand products.  These national brands appeal to our customers and provide them with a more complete shopping trip.  Throughout the year, we will be evaluating more name brands that are the most popular with our customers and will be adding those that complement our current product mix.

Gross margin improvement continues to be a key focus of the Company, as highlighted above with our Core 5 and Own Brand strategies.  We are aggressively pursuing product sourcing improvements and cost reductions across all product lines in order to reduce overall product costs and, in turn, raise our gross margin.  Additionally, we have implemented new processes intended to control both promotional and clearance markdowns.  We also continue to make improvements in our loss prevention processes and procedures, and those improvements are leading to reduced shrinkage in our stores and, consequently, higher gross margin.  These efforts resulted in a 70 basis point improvement in gross margin in the third quarter of 2010 when compared to the third quarter of last year.

Over the remainder of 2010, we intend to continue with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, including Core 5 refreshes, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades are being made in the areas of Human Resource and Payroll systems, in-store systems, and pharmacy systems.

As previously reported in the third quarter press release filed November 23, 2010, the Company expects total earnings per diluted share for 2010 to be in the range of $0.74 to $0.78.

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

Other factors that will affect Company performance in 2010 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the protracted elevation in the unemployment rate continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination for wary consumers.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 2010 and October 31, 2009

Sales
Net sales for the third quarter of 2010 increased to $435.0 million from $422.4 million in 2009, a year-over-year increase of $12.6 million or 3.0%.  On a comparable store basis, sales increased to 1.4% ($5.7 million) from 1.0% ($3.9 million) in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 1.5% over 2009.  We experienced sales increases in categories such as food, beverage, tobacco and small appliances.

The Company’s pharmacy sales were 36.2% of total sales ($158.9 million) in 2010 compared to 35.1% of total sales ($150.1 million) in the prior year and continue to rank as the largest sales category within the Company, an increase of 1.1% over 2009. The total sales in this department increased 5.9% over 2009 with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $9.6 million (2.2% of sales) from $9.9 million (2.4% of sales) in 2009.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Pharmaceuticals	36.2%	35.1%
Household Goods	20.5%	20.8%
Food and Tobacco	17.2%	16.5%
Paper and Cleaning Supplies	9.4%	9.8%
Health and Beauty Aids	7.5%	7.9%
Apparel and Linens	7.0%	7.4%
Franchise	2.2%	2.5%
	100.0%	100.0%

For the quarter, comparable store customer traffic increased .6% over last year while the average customer ticket increased .2% to $19.17 from $19.13 in 2009.

Gross Profit
Gross profit for the third quarter of 2010 increased to $129.7 million in 2010 from $122.9 million in 2009, a year-over-year increase of $6.9 million or 5.6%.  Gross margin, measured as a percentage of sales, increased to 29.8% in 2010 from 29.1% in 2009.   The improvement in gross margin was primarily due to the reduction in general merchandise markdowns, continued improvement in store shrinkage and higher pharmacy margins related to the continued shift from brand to generic scripts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $118.1 million in 2010 (27.1% of sales) from $115.2 million in 2009 (27.3% of sales).  This 20 basis point expense deleveraging was primarily due to the increase in pharmacy labor ($2.1 million) associated with new pharmacies opened in the last twelve months and an increase in earned incentive compensation ($2.0 million).

Operating Income
Operating income increased to $11.7 million in 2010 (2.7% of sales) from $7.7 million in 2009 (1.8% of sales).  The $2.9 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above partially offset the gross profit increase of $6.9 million that is detailed in the Gross Profit section above.

Interest Expense, Net
Net interest expense for the quarter totaled $.05 million or less than .1% of sales compared to $.06 million in 2009, which was also less than .1% of sales.

Income Taxes
The effective income tax rate was 32.7% in 2010 compared to 33.8% in 2009.  The decrease in the effective tax rate was primarily due to the reduced relative effect of permanent differences as a percentage of pre-tax income.  The effective income tax rate for the quarter was higher than expected due primarily to the expiration of employment tax credits which are not available for 2010.

Net Income
Net income increased to $7.8 million ($.20 per diluted share) in 2010 from $5.0 million ($.13 per diluted share) in 2009.  The increase in net income is due to the increase of gross profit of $6.9 million as detailed in the Gross Profit section above, which was partially offset by the $2.9 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Thirty-Nine Weeks Ended October 30, 2010 and October 31, 2009

Sales
Net sales increased to $1,356.1 million from $1,315.0 million in 2009, a year-over-year increase of $41.1 million or 3.1%.  On a comparable store basis, sales increased 2.0% ($26.1 million) compared with a .8% increase ($10.4 million) in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 2.1% over 2009.  We experienced sales increases in categories such as beverage, food, small appliances, lawn and garden, tobacco and home furnishings.

The Company’s pharmacy sales were 34.5% of total sales ($469.3 million) in 2010 compared to 33.7% of total sales ($444.8 million) in the prior year and continue to rank as the largest sales category within the Company, an increase of .8% over 2009. The total sales in this department increased 5.5% over 2009 with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $28.5 million (2.1% of sales) from $29.4 million (2.2% of sales) in 2009.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Pharmaceuticals	34.5%	33.7%
Household Goods	22.9%	22.7%
Food and Tobacco	16.8%	16.4%
Paper and Cleaning Supplies	8.9%	9.5%
Apparel and Linens	7.5%	7.7%
Health and Beauty Aids	7.3%	7.7%
Franchise	2.1%	2.3%
	100.0%	100.0%

For the first three quarters, comparable store customer traffic increased .1% over last year while the average customer ticket increased 1.8% to $19.49 from $19.15 in 2009.

Gross Profit
Gross profit increased to $392.6 million in 2010 from $372.6 million in 2009, a year-over-year increase of $20.0 million or 5.4%.  Gross margin, measured as a percentage of sales, increased to 29.0% in 2010 from 28.3% in 2009.  The 70 basis point improvement in gross margin was primarily due to higher initial markup from the improving product mix, the reduction in general merchandise markdowns, the improvement in store shrink and the improved pharmacy department margins related to the shift from brand to generic scripts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $359.6 million in 2010 (26.5% of sales) from $343.1 million in 2009 (26.1% of sales).  This 40 basis point expense deleveraging was primarily the result of an increase in pharmacy labor expense ($7.6 million) and amortization expense ($2.2 million) primarily related to new pharmacy openings during the last twelve months, an increase in earned incentive compensation ($2.0 million) and increased legal and professional fees ($2.1 million).

Operating Income
Operating income increased to $33.1 million in 2010 (2.4% of sales) from $29.5 million in 2009 (2.2% of sales), a year-over-year increase of $3.6 million.  The $16.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above partially offset the gross profit increase of $20.0 million that is detailed in the Gross Profit section above.

Interest Expense, Net
Net interest expense for 2010 totaled $.2 million or less than .1% of sales compared to $.2 million in 2009, which was also less than .1% of sales.

Income Taxes
The effective income tax rate was 36.3% in 2010 compared to 39.1% in 2009.  The decrease in the effective tax rate was primarily due to the final assessment and settlement of the Internal Revenue Service exam for tax years 2004 - 2007 during the second quarter of 2009.  The effective income tax rate for the quarter was higher than expected due primarily to the expiration of employment tax credits which are not available for 2010.  We anticipate the tax rate for the year to be in the range of 36% to 37%.

Net Income
Net income increased to $21.0 million ($.54 per diluted share) in 2010 from $17.8 million ($.45 per diluted share) in 2009.  The increase in net income is attributable to the $20.0 million increase in gross profit as detailed in the Gross Profit section above, which was partially offset by the $16.5 million increase in selling, general and administrative expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $20.9 million during the thirty-nine week period ended October 30, 2010 compared to $31.5 million in the same period of the prior year.  We generated operating cash flow through quarterly income and from our ongoing initiative to better manage our Accounts Payable processes while we used $24.7 million more to purchase inventory in the first three quarters of 2010 versus the same time last year and had $3.0 million more trade and non-trade receivables.

Cash used in investing activities totaled $30.2 million, and consisted primarily of expenditures related to existing stores ($14.5 million), pharmacy acquisitions and new store openings ($2.3 million) and technology and other corporate expenditures ($3.4 million). During the first three quarters of 2010, we opened 4 store and 20 pharmacy locations.  We also closed seven store and 12 pharmacy locations and refreshed 190 stores with the new Core 5 elements.  In 2010, the Company is planning capital expenditures totaling approximately $26.6 million. Expenditures are planned totaling $19.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.3 million for technology upgrades and approximately $2.4 million for distribution center equipment and other capital maintenance. Technology upgrades in 2010 will be made in the areas of Human Resource and Payroll systems, in-store systems and pharmacy systems. In addition, the Company planned expenditures of approximately $10.0 million in 2010 for the acquisition of prescription lists and other pharmacy related items.  To date, the Company has spent $10.3 million towards these transactions.

Cash used by financing activities totaled $8.0 million and included $4.7 million for the payment of cash dividends and $3.0 million for the repurchase of shares and $.7 million for the repayment of debt.  There were $4.2 million in borrowings outstanding at October 30, 2010 related to real estate mortgages compared to $4.9 million at January 30, 2010.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of October 30, 2010.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 30, 2010 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.     Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  This case is covered by the Company’s General Liability insurance, which has a $250 thousand deductible.  The Company is discussing all of its options, including, post-trial options and appeals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through October 30, 2010 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 30, 2010				2,830.8
January 31 - February 27, 2010	69.3	$9.41	69.3	2,761.5
February 28 - April 3, 2010	-	$-	-	2,761.5
April 4, - May 1, 2010	-	$-	-	2,761.5
May 2, - May 29, 2010	-	$-	-	2,761.5
May 30, - July 3, 2010	-	$-	-	2,761.5
July 4, - July 31, 2010	222.6	$10.43	222.6	2,538.9
August 1, - August 28, 2010	1.0	$10.50	1.1	2,537.8
August 29, - October 2, 2010	-	$-	-	2,537.8
October 3, - October 30, 2010	-	$-	-	2,537.8

Item 6.  Exhibits

Exhibits
10.23	Tenth Modification Agreement of the Revolving Loan and Credit Agreement dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: December 9, 2010	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: December 9, 2010	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer