Form 10-K
period 2011-01-29
FREDS INC
filed 2011-04-14
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2011
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
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Exchange Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on July 31, 2010 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $427 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 12, 2011, there were 39,299,233 shares outstanding of the Registrant’s Class A no par value voting common stock.
As of April 12, 2011, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2011 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.
FORM 10-K
TABLE OF CONTENTS

Page No.
PART I

ITEM 1. — Business	4
ITEM 1A. — Risk Factors	10
ITEM 1B. — Unresolved Staff Comments	13
ITEM 2. — Properties	14
ITEM 3. — Legal Proceedings	14
ITEM 4. — Removed and Reserved	15

PART II

ITEM 5. — Market for the Registrant’s Common Equity, Related Stockhoder Matters and Issuer Purchases of Equity Securities	16
ITEM 6. — Selected Financial Data	18
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A. — Quantitative and Qualitative Disclosure about Market Risk	31
ITEM 8. — Financial Statements and Supplementary Data	32
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	55
ITEM 9A. — Controls and Procedures	55
ITEM 9B. — Other Information	57

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance	57
ITEM 11. — Executive Compensation	58
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
ITEM 13. — Certain Relationships and Related Transactions and Director Independence	58
ITEM 14. — Principal Accounting Fees and Services	59

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules	59
SIGNATURES	64
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

PART I

ITEM 1: Business

General

FRED’S, founded in 1947, operates 653 (as of January 29, 2011) discount general merchandise stores in fifteen states primarily in the southeastern United States.  FRED’S stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 82% of FRED’S stores are in markets with populations of 15,000 or fewer people). Full service pharmacies are included in 313 of the Company’s stores (as of January 29, 2011). The Company also markets goods and services to 24 franchised “FRED’S” stores. The Company is headquartered in Memphis, Tennessee.

FRED’S stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “FRED’S” label products and lower priced off-brand products. FRED’S management believes its customers shop FRED’S stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. FRED’S stores have average selling space of 14,319 square feet and had average sales of $2,760,000 in fiscal 2010. No single store accounted for more than 1.0% of net sales during fiscal 2010.

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

Convenient shopper-friendly environment — FRED’S stores are typically located in convenient shopping and/or residential areas. Approximately 43% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. FRED’S stores are of a manageable size, and have a customer-centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of our stores, we provide a full selection of merchandise to our customer.

Expansion Strategy

In 2011, the Company plans a moderate expansion approach and intends to open approximately 20 - 25 stores and 10 – 15 pharmacies and close an estimated 10 stores and 5 pharmacies.

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

FRED’S opened 15 stores and closed 7 stores in 2010. The majority of new stores opened in 2010 were located in Mississippi and Alabama. The Company’s new store prototype normally has 16,000 square feet of space.  The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion.  In certain cases, the Company leases second generation locations that may alter the size and layout of our typical build-to-suit store.  Opening a new store currently costs between $450,000 and $600,000 for inventory, furniture, fixtures, equipment and leasehold improvements.

In 2010, the Company added 21 new pharmacies and closed 15 pharmacies. Approximately 48% of FRED’S stores as of January 29, 2011 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will become an employee of FRED’S, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2010	2009	2008	2007	2006
Stores open at beginning of period	645	639	692	677	621
Store opened/acquired during period	15	15	21	35	59
Stores closed during period	(7)	(9)	(74)	(20)	(3)
Stores open at end of period	653	645	639	692	677

Number of stores with pharmacies at end of period	313	307	284	296	289

Square feet of selling space at end of period (in thousands)	9,350	9,360	9,323	10,215	9,946

Average square feet of selling space per store	14,319	14,411	14,590	15,239	15,290

Franchise stores at end of period	24	24	24	24	24

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

Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. At any given time, the Company has approximately 30 stores that are designated as Xpress locations. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2010, 2009 and 2008 were 3.8%, 3.0% and 2.3%, respectively, and gross profit, as a percentage of total gross profit for the same time period was 3.5%, 2.8% and 2.1%, respectively.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates.  Management believes that its knowledge of regional and local consumer preferences, developed over its 64 year history, enables the Company to compete very effectively within its region.

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

Purchasing

The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by two Executive Vice Presidents and General Merchandise Managers through five Divisional Senior Vice Presidents of Merchandising.  The Merchandising Department is supported by a staff of 31 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory, all of which are intended to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising Department manages all replenishment and forecasting functions with the Company’s open-to-buy reports generated by proprietary software. The Merchandising Department develops vendor line reviews, assortment planning and the testing of new products and programs to continually improve overall inventory productivity and in-stock positions.

The Company purchased approximately 5.0% in 2010, 5.8% in 2009 and 6.2% in 2008 of the Company’s total purchases from Procter and Gamble, our largest general merchandise vendor. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

During 2010, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2010, 2009 and 2008 approximately 38%, 38% and 37%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2012. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2010, 2009 and 2008.

Sales Mix

The Company’s sales, which occur through Company owned stores and to franchised FRED’S stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Pharmaceuticals	34.1%	33.5%	31.7%
Household Goods	24.1%	23.4%	24.8%
Food and Tobacco Products	16.2%	16.2%	15.5%
Paper and Cleaning Supplies	8.6%	9.2%	9.2%
Apparel and Linens	7.6%	7.9%	8.6%
Health and Beauty Aids	7.4%	7.6%	8.0%
Sales to Franchised Fred's Stores	2.0%	2.2%	2.2%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel.  In 2010, the average customer transaction size for comparable stores was approximately $19.75, and the number of customer transactions totaled approximately 90 million. The average transaction size was approximately $19.29 in 2009 and $19.05 in 2008.

Our FRED’S Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 9.0% of total store sales in 2010 compared to 8.2% in 2009 and 5.9% in 2008. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2010 strategic plan, we expanded our private label program and plan to continue that expansion in 2011. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company sells merchandise to its 24 franchised “FRED’S” stores. These sales during the last three years totaled approximately $37.4 million in 2010, $38.4 million in 2009 and $39.6 million in 2008. Franchise and other fees earned totaled approximately $2.0 million in 2010, $2.1 million in 2009 and $2.1 million in 2008. These fees represent a reimbursement for use of the FRED’S name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.2% of net sales in 2010, 2009 and 2008.  The Company uses direct mail, television, radio and select newspaper advertising to deliver the FRED’S value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. In 2010, we expanded our marketing to include email and social media.  Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.

The Company’s merchants have discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

All FRED’S stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (excluding the pharmacy).  Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are only open until 6:00 p.m.  Each FRED’S store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist.  The Company’s 38 district managers and five Regional Vice Presidents supervise the management and operation of FRED’S stores.

FRED’S operates 313 pharmacies (as of January 29, 2011), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 11 healthcare managers.  The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot.  Management believes that the Pharmacy Department, in addition to the 44 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.

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

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 366 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 287 stores (see “Properties” below). Approximately 45% of the merchandise received by FRED’S stores in 2010 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

Seasonality

Our business is somewhat seasonal in that the Company’s sales volume is heavier around the first of the calendar month. Many of the customers who shop at FRED’S stores rely on government aid, social security, and other means that are typically paid at the first of the month. These governmental payment cycles, coupled with the distribution of our newspaper-advertising circular are major factors in concentrating sales earlier in the calendar month.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter.

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
January 29, 2011
Net Sales	25.6%	24.4%	23.6%	26.4%
Gross Profit	26.0%	23.9%	24.6%	25.5%
Operating Profit	28.2%	17.6%	25.0%	29.2%
Net Income	27.7%	16.8%	26.4%	29.1%

January 30, 2010
Net Sales	25.6%	24.3%	23.6%	26.5%
Gross Profit	25.8%	24.2%	24.6%	25.4%
Operating Profit	35.5%	21.2%	19.9%	23.4%
Net Income	36.2%	18.0%	21.3%	24.5%

January 31, 2009
Net Sales	25.8%	24.9%	23.2%	26.1%
Gross Profit	26.3%	24.6%	24.7%	24.4%
Operating Profit *	44.6%	7.4%	35.7%	12.3%
Net Income *	43.6%	6.2%	36.6%	13.6%

* Results include certain charges for the  non-routine closings of 75 stores in 2008  (see Item 7 "Exit and Disposal Activities" section) and implementation of ASC 740, primarily in the second quarter of 2008.

Employees

At January 29, 2011, the Company had approximately 4,873 full-time and 4,979 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. Only the Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three (3) year collective bargaining agreement which went into effect on July 1, 2008. The Company believes that it continues to have good relations with all of its employees.

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

Government Regulation

As a publicly traded Company, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules and regulations promulgated by the Securities and Exchange Commission (SEC), as well as the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2010, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 29, 2011 and January 30, 2010, pharmaceutical sales were 34.1% and 33.5% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, and in light of a worsening economy and recent healthcare legislation, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

A significant disruption in our computer systems could adversely affect our business.

We rely extensively on our computer systems to manage inventory, process customer transactions and record results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches and natural disasters. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could adversely affect our results of operations.

If we fail to protect the security of personal information about our customer, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of credit cards in our stores, decline to use our pharmacy services, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a significant portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Procter and Gamble and several large import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our operations and results.

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

We may be subject to product liability claims.

Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate insurance or contractual indemnification available, such claims could have a material adverse effect on our business, financial condition and results of operation. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

Our ability to achieve the results of store closures under our strategic plan initiatives could adversely affect our business.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 29, 2011, the geographical distribution of the Company’s 653 retail store locations in 15 states was as follows:

State	Number of Stores
Georgia	111
Mississippi	113
Alabama	92
Tennessee	86
Arkansas	68
South Carolina	55
Louisiana	48
North Carolina	21
Texas	18
Florida	12
Kentucky	15
Illinois	6
Missouri	6
Indiana	1
Oklahoma	1
653

The Company owns the real estate and the buildings for 77 locations, of which 4 are closed, 10 are subleased and 5 are subject to ground leases. Six of these locations are encumbered by mortgages (see Note 3 – Indebtedness).  The Company leases the remaining 576 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 25,000 square feet. Three hundred and sixty-four of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains approximately 850,000 square feet of distribution center space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a FRED’S store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a total of approximately 750 to 800 stores.

ITEM 3: Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  This case is covered by the Company’s General Liability insurance, which has a $250,000 deductible.  The Company is discussing all of its options, including, post-trial options and appeals. On or about February 4, 2011, the trial judge set aside a verdict amount as being excessive but left in effect the percentage of fault and ordered a new trial on damages only.

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

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleged that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and sought to recover overtime pay, liquidated damages, attorney’s fees and court costs.  Although the Company continues to believe that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter was not appropriate for collective action treatment, the parties agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs).  The court approved the settlement and the Company subsequently paid it in August 2010.  Based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, we believe that this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability or wrongdoing has been found against the Company.

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

ITEM 4: Removed and Reserved

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2010 and fiscal 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2010
High	$14.39	$14.30	$12.98	$14.40
Low	$9.07	$10.16	$10.36	$11.70
Dividends	$0.04	$0.04	$0.04	$0.04

Fiscal 2009
High	$14.17	$14.85	$14.00	$12.18
Low	$8.52	$11.91	$11.68	$9.01
Dividends	$0.02	$0.03	$0.03	$0.03

The Company’s stock price at the close of the market on April 12, 2011 was $13.21.  As of April 12, 2011, there were approximately 13,000 shareholders, including beneficial owners holding shares in nominee or street name. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $.03 per share to $.04 per share in the first quarter of 2010.  On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $.05, a 25 % increase.   The Company has paid cash dividends on its common stock since 1993.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 29, 2011, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Stock option plans approved by security holders	918,462	$12.15	1,446,199
Employee stock purchase plan	4,368	$11.32	1,026,833
Equity Compensation plans not approved by security holders	-	-	-
Total	922,830	$12.15	2,473,032

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company at January 29, 2011 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 30, 2010				2,830.8
January 31 - February 27, 2010	69.3	$9.38	69.3	2,761.5
February 28 - April 3, 2010	-	$-	-	2,761.5
April 4, - May 1, 2010	-	$-	-	2,761.5
May 2, - May 29, 2010	-	$-	-	2,761.5
May 30, - July 3, 2010	-	$-	-	2,761.5
July 4, - July 31, 2010	222.6	$10.43	222.6	2,538.9
August 1, - August 28, 2010	1.1	$10.50	1.1	2,537.8
August 29, - October 2, 2010	-	$-	-	2,537.8
October 3, - October 30, 2010	-	$-	-	2,537.8
October 31, - November 27, 2011	-	$-	-	2,537.8
November 28, - January 1, 2011	-	$-	-	2,537.8
January 2, - January 29, 2011	-	$-	-	2,537.8

The remainder of the information required by this item is incorporated herein by reference to our 2010 annual report to shareholders.

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (ITEM 7), Consolidated Financial Statements and Notes (ITEM 8), and the Forward-Looking Statement/Risk Factors disclosures (Item 1).

(dollars in thousands, except per share amounts)
	2010	2009	20084	2007 4	2006 2 & 3
Statement of Income Data:

Net sales	$1,841,755	$1,788,136	$1,798,840	$1,780,923	$1,767,239
Operating income	46,718	38,494	26,318	16,457	40,949
Income before income taxes	46,528	38,201	25,910	15,664	40,213
Provision for income taxes	16,941	14,586	9,268	4,946	13,467
Net income	29,587	23,615	16,642	10,718	26,746

Net income per share:
Basic	0.76	0.59	0.42	0.27	0.67
Diluted	0.75	0.59	0.42	0.27	0.67
Cash dividends declared per share	0.16	0.11	0.08	0.08	0.08

Selected Operating Data:

Operating income as a percentage of sales	2.5%	2.2%	1.5%	0.9%	2.3%
Increase in comparable store sales 1	2.2%	0.4%	1.8%	0.3%	2.4%
Stores open at end of period	653	645	639	692	677

Balance Sheet Data (at period end):

Total assets	$595,528	$571,441	$544,775	$550,572	$515,709
Short-term debt (including capital leases)	201	718	243	285	737
Long-term debt (including capital leases)	3,969	4,179	4,866	35,653	2,331
Shareholders' equity	423,888	400,939	387,081	372,059	369,268

1 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month  (see additional information regarding calculation of comparable store sales in "Results of Operations" section).
2 Results for 2006 include 53 weeks.
3 Results for 2006 include the implementation of ASC 718.
4 Results include certain charges for the  non-routine closing of 75 stores in 2008 and 17 in 2007, (see "Exit and Disposal Activities" section) and implementation of ASC 740.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2010, 2009 and 2008, which represent fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (which were 52-week accounting periods).  Amounts are in thousands unless otherwise noted.  This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Summary

We operate a chain of more than 650 discount general merchandise stores in fifteen states primarily in the southeastern United States.  Our stores generally serve low, middle and fixed income families located in small- to medium- sized towns. Full service pharmacies are included in 313 of the Company’s stores. The Company also markets goods and services to 24 franchised “FRED’S” stores. Our Company was founded in 1947 and is headquartered in Memphis, Tennessee.

At the beginning of fiscal 2010, we introduced and began the roll-out of our Core 5 Program, which is a key strategic initiative designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical - are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small-box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit. Early results of our Core 5 program are encouraging and we are pleased with the performance in 2010.  We expect to build on this success in 2011.

Another significant initiative accomplished in 2010 was to remodel and refurbish more than 200 stores during the year, implementing our new layout that our team developed.  The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive marketing campaign, including print advertising and direct mail, timed to coincide with the refresh of the store and then continuing for six months thereafter.  We will continue the reinvestment in stores in 2011, targeting 200 additional remodels and upgrades to be completed.  When these are completed, we will have approximately 75% of our stores with the upgraded Fred’s store look and feel.

Another key element of our strategy in 2010 was the introduction of new major national brand product lines such as Coca-Cola, Purina, and Energizer.  Our customer response has been favorable.  Sales and customer traffic have exceeded expectations.  We will continue to review additional opportunities to add strong national brands to our merchandise mix.

In step with the brand name product expansion, our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We have reached an Own Brand penetration rate of approximately 9.0% of total sales, and that number will continue to grow in the future as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in health and beauty care, food, paper and chemicals, and party goods introduced during 2010.

Recognizing our pharmacy department as a key factor differentiating us from other small-box discount retailers, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and buying prescription files, but cold start openings will be employed where it makes sense to do so.  We offer Fred’s Prescription Plus Program which includes $4 generic pricing on over 300 different drugs in all pharmacies in the chain.  We consider this program to be a strong traffic driver and includes over 300,000 members in the program.

Gross margin improvement continues to be a major focus of the Company, as highlighted above with our Core 5 and Own Brand strategies.  We are aggressively pursuing product sourcing improvements and cost reductions across all product lines in order to reduce overall product costs and, in turn, raise our gross margin.  Additionally, we have implemented new processes intended to control both promotional and clearance markdowns.  We also continue to make improvements in our loss prevention processes and procedures, and those improvements are leading to reduced shrinkage in our stores and, consequently, higher gross margin.  These efforts resulted in a 70 basis point improvement in gross margin in 2010 when compared to the previous year.

Expense containment continues to be a focus of the Company, especially in light of current economic conditions.  We are aggressively pursuing cost reductions in all functional areas and are also continuously reviewing internal processes to find efficiencies and/or redundancies and drive unnecessary costs and expenses out of the business.  These efforts are being coordinated at the Executive Level and close attention is being paid not to sacrifice service to our customers.

Throughout 2010, we have continued with capital improvements in infrastructure, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades have been made in the areas of merchandising allocations systems, human resources and payroll systems, in-store systems, and pharmacy systems.

Looking to 2011, we recognize the need to further refine Fred’s differentiated strategy as we continue to adapt to an evolving retail environment.  Our Core 5 program will be an ongoing catalyst for comparable store sales growth and gross margin improvement.  We will continue to reinvest in our stores targeting 200 additional remodels and upgraded stores in 2011.  When these are completed, we will have refreshed approximately 75% of our chain with the work completed over the 2010 and 2011 years.   We will continue our initiatives of improving the fundamentals of the business, improving the merchandising and marketing programs, expanding national and own brand products, raising talent levels throughout the Company, and better customer service.

We will accelerate new store growth from 15 stores in 2010 to 20 to 25 stores in 2011.  Our store growth will be focused in those areas where market share and brand awareness are strong, providing a greater potential for success.  We will open approximately 15 to 20 pharmacies in 2011.

We continue to view our pharmacy department growth as a solid use of invested capital.  Despite regulatory changes to impact reimbursement rates on pharmaceuticals that may impact sales and margin in 2011, our optimism remains strong about the future of pharmacy growth due to the customer loyalty it brings to our stores.  On average, stores with a pharmacy department have higher general merchandise sales, consistently running at 10% or better than stores without pharmacies.  With the aging population growth, new generic drugs being introduced, healthcare reform legislation, and expanding clinical services by pharmacists, we expect pharmacy scripts to continue increasing at an accelerated pace in 2011 and beyond.

Building on the improvements made this past year, we expect to continue driving higher sales, operating margin, and earnings.  For the full year, we expect total sales to increase 3% to 5%, driven by the acceleration in new stores and a comparable store increase of 2% to 4%.  We anticipate the general merchandise comparable store sales increases to outpace the pharmacy department sales in 2011 due to the continued shift from brand to generic scripts.  This shift has an adverse effect on sales as branded drugs carry a significantly higher selling price than generic drugs.  We are planning pharmacy department comparable store sales to be relatively flat in 2011.

Earnings per diluted share for 2011 are projected to be in the range of $0.84 to $0.90, an increase of 12% to 20% over 2010 actual results.  Our earnings expectation considers the impact of anticipated reductions in state Medicaid reimbursements on pharmacy department sales and margins totaling $3 million to $6 million or $0.05 to $0.10 per diluted share.

Capital expenditures for 2011 are expected to be in the range of $28 million to $31 million.   Additionally, $12 million to $13 million is planned related to acquisitions of pharmacies during 2011.

A breakdown of capital expenditures is as follows:
•	Continuation of the Core 5 Program rollout, $8 million to 10 million
•	New stores and pharmacies, $6 million to $7 million,
•	Existing store maintenance, $8 million
•	Distribution, $2 million
•	Technology and corporate upgrades, $4 million

Critical factors to the Company’s future success include the successful execution of our Core 5 program, as well as managing the strategy for opening new stores and pharmacies, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs, and generating adequate cash flow to fund the Company’s future needs.

Other factors that will affect Company performance in 2011 include the continuing impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that high unemployment, rising fuel prices, and other inflationary impacts continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination for our customer base and positions us well to continue growing market share.

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

Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 29, 2011. Net sales include sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote (gift card breakage). The Company has not recognized any revenue from gift card breakage since the inception of the program in 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2010, 2009 and 2008 was $1,995, $2,087 and $2,145, respectively.

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

Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink) is a significant element in approximating the carrying value of inventory at net realizable value; thus the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate has in the determination of the cost value of inventory.

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $32.5 million, and $30.2 million at January 29, 2011 and January 30, 2010, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods.  The current cost of inventories exceeded the LIFO cost by approximately $24.0 million at January 29, 2011 and $21.5 million at January 30, 2010.  The LIFO reserve increased by approximately $2.4 million and $2.4 million during 2010 and 2009, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 29, 2011 is $19.5 million compared to $17.4 million at January 30, 2010.

Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled more than 2 years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability, which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon management’s judgment.

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

During fiscal 2009, the Company closed 9 underperforming stores, which is consistent with our anticipated amount of annual store closures in the normal course of business.  Therefore, store closures of this nature in this and future years are not deemed exit and disposal related activities.

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

Lease Termination

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations”. Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2007, we closed 17 underperforming stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.

During fiscal 2008, we closed 74 underperforming stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent.  We utilized $7.7 million during the period, leaving $3.4 million in the reserve at January 31, 2009.

During fiscal 2009, we reserved an additional $0.1 million in rent expense related to the 9 store closings.  We utilized $2.4 million during the period, leaving $1.1 million in the reserve at January 30, 2010.

During fiscal 2010, we reserved an additional $0.6 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 and 2009 store closures.  We also utilized $1.0 million, leaving $.7 million in the reserve at January 29, 2011.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Beginning Balance January 30, 2010	Additions FY10	Utilized FY10	Ending Balance January 29, 2011

Lease contract termination liability	$1.1	$0.6	$(1.0)	$0.7

Fixed Asset Impairment

During the fourth quarter of 2007, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008.  During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter. Impairment of $0.2 million for the planned store closures was recorded in 2009.

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

Vendor Rebates and Allowances and Advertising Costs. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores. In accordance with FASB ASC 605-50 “Customer Payments and Incentives”, rebates received from a vendor are recorded as a reduction of cost of sales when the product is sold or a reduction to selling, general and administrative expenses if the reimbursement represents a specific incremental and identifiable cost. Should the allowance received exceed the incremental cost, then the excess is recorded as a reduction of cost of sales when the product is sold. Any excess amounts for the periods reported are immaterial. Any rebates received subsequent to merchandise being sold are recorded as a reduction to cost of goods sold when received.

As of January 29, 2011, the Company had approximately 950 vendors who participate in vendor rebate programs and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2010, 2009 and 2008, were $24.5 million, $24.0 million and $24.1 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.6 million and $2.3 million, for 2010, 2009 and 2008, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $500,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $10.3 million and $9.0 million on January 29, 2011 and January 30, 2010, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $47.3 million netted with reserve utilization of $46.0 million.

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

FASB ASC 740 further requires that interest and penalties required to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 29, 2011, accrued interest and penalties related to our unrecognized tax benefits totaled $1.3 million and $0.3 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”

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

	For the Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009 3
Net sales	100.0%	100.0%	100.0%
Cost of good sold 1	71.4	72.1	72.0
Gross profit	28.6	27.9	28.0

Selling, general and administrative expenses 2	26.1	25.8	26.5
Operating income	2.5	2.1	1.5

Interest expense, net	-	-	0.1
Income before taxes	2.5	2.1	1.4

Income taxes	0.9	0.8	0.5
Net income	1.6%	1.3%	0.9%

1 Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.
2 Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product.  These costs are associated with products that have been sold and no longer remain in ending inventory.
3 Results include certain charges for the  non-routine closing of 75 stores in 2008 (see Item 7, "Exit and Disposal Activities" section).

Comparable Store Sales. Our calculation of comparable store sales represents the increase or decrease in net sales for stores that have been opened after the end of the 12th month following the store’s grand opening month, and includes stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

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

Fiscal 2010 Compared to Fiscal 2009

Sales
Net sales for 2010 increased to $1,841.8 million from $1,788.1 million in 2009, a year-over-year increase of $53.6 million or 3.0%. On a comparable store basis, sales for 2010 increased 2.2% ($33.3 million) compared with a 0.4% ($6.2 million) increase in the same period last year.

The Company’s 2010 front store (non-pharmacy) sales increased 2.1% over 2009 front store sales We experienced sales increases in categories such as direct beverage, small appliances, greeting cards and tobacco partially offset by decreases in food and electronics.

The Company’s pharmacy sales were 34.2% of total sales in 2010 compared to 33.5% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department, including the Company’s mail order operation which we closed during the first quarter of 2009, increased 5.2% over 2009, with third party prescription sales representing approximately 93% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to FRED’S 24 franchised locations during 2010 decreased to $37.4 million (2.0% of sales) from $38.4 million (2.2% of sales) in 2009. The decrease in year-over-year franchise sales continues to be impacted by the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 34.1% Pharmaceuticals, 24.1% Household Goods, 16.2% Food and Tobacco, 8.6% Paper and Cleaning Supplies, 7.6% Apparel and Linens, 7.4% Health and Beauty Aids, and 2.0% Franchise. The sales mix for the same period last year was 33.5% Pharmaceuticals, 23.4% Household Goods, 16.2% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 7.9% Apparel and Linens, 7.6% Health and Beauty Aids, and 2.2% Franchise.

For the year, comparable store customer traffic increased .3% over last year while the average customer ticket increased 1.6% to $19.75.

Gross Profit
Gross profit for the year increased to $527.0 million in 2010 from $499.2 million in 2009, a year-over-year increase of $27.8 million or 5.6%. Gross margin, measured as a percentage of sales, increased to 28.6% in 2010 from 27.9% in 2009, a 70 basis point improvement. Gross margin was favorably impacted by the improved product mix shift toward household goods which carry higher margins, continued management of shrink in our stores, improved pharmacy department margins and an increase in vendor consideration. This favorability was partially offset by an increase in store markdowns and pharmacy shrinkage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $480.3 million in 2010 (26.1% of sales) from $460.7 million in 2009 (25.8% of sales).  This 30 basis point expense deleveraging resulted primarily from the increase in labor of $8.8 million and amortization expense of $2.5 million related mainly to pharmacy acquisitions during the year, as well as an increase in incentive compensation of $2.6 million.

Operating Income
Operating income increased to $46.7 million in 2010 (2.5% of sales) from $38.5 million in 2009 (2.1% of sales) due primarily to an increase in gross profit of $27.8 million due to the improved product mix shift toward household goods which carry higher margins, continued management of shrink in our stores, improved pharmacy department margins and an increase in vendor dollar consideration.  This favorability was partially offset by an increase in selling, general and administrative expenses of $19.6 million as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for 2010 totaled $.2 million or less than .1% of sales compared to $.3 million which was also less than .1% of sales in 2009.

Income Taxes
The effective income tax rate was 36.4% in 2010 compared to 38.2% in 2009.  The decrease in the effective tax rate was primarily due to the finalization and settlement of the Internal Revenue Exam which was incurred in 2009.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $142.5 million for state income tax purposes and expire at various times during 2011 through 2029. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

We expect our effective tax rate to be in the range of 36% - 37% in fiscal 2011.

Net Income
Net income increased to $29.6 million ($.75 per diluted share) in 2010 from $23.6 million ($.59 per diluted share) in 2009, a 25.3% increase.  The increase in net income is primarily attributable to the favorable gross profit of $27.8 million as described in the Gross Profit section above.  This favorability was partially offset by the $19.6 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above, as well as higher income tax expense due to a pretax income increase of $8.3 million.

Fiscal 2009 Compared to Fiscal 2008

Sales
Net sales for 2009 decreased to $1,788.1 million from $1,798.8 million in 2008, a year-over-year decrease of $10.7 million or .6%.  Excluding sales from stores closed in 2008 ($40.3 million), total sales were up $29.6 million or 1.7% over the prior year.  On a comparable store basis, sales for 2009 increased .4% ($6.2 million) compared with a 1.8% ($29.1 million) increase in the prior year.

The Company’s 2009 front store (non-pharmacy) sales decreased 3.2% over 2008 front store sales.  Excluding the front store sales from stores closed in 2008 ($40.3 million), sales increased .2% over the prior year.  We experienced sales increases in categories such as tobacco, food and small appliances partially offset by decreases in home furnishings, health and beauty aids and housewares.

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

For 2009, comparable store customer traffic decreased .1% over the prior year while the average customer ticket increased 1.0% to $19.29.

Gross Profit
Gross profit for the year decreased to $499.2 million in 2009 from $503.0 million in 2008, a year-over-year decline of $3.8 million or .8%.  Gross margin, measured as a percentage of sales, declined to 27.9% in 2009 from 28.0% in 2008. Gross margin was unfavorably impacted by continued competitive pressures, higher promotional markdowns, and an unfavorable shift in the product mix toward lower margin basic and consumable products.  Gross profit was also favorably impacted, primarily in the third and fourth quarter, by purchase price variances related to those and previous quarters.  These purchase price variances resulted from reduced product costs obtained from vendors.  The impact on prior quarters was immaterial.  This unfavorability was partially offset by an increase in vendor dollar consideration and higher general merchandise department markup and reduced shrink.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $460.7 million in 2009 (25.8% of sales) from $476.7 million in 2008 (26.5% of sales).  This 70 basis point expense leveraging resulted primarily from the effect of our store closures in fiscal 2008 ($9.6 million), a reduction in professional fees primarily due to the legal costs related to the settlement of the Atchinson and Ziegler cases recorded in fiscal 2008 ($6.6 million) (see Item 3. Legal Proceedings in our 10-K filed April 16, 2009).  In addition, we continued to manage costs in our stores by reducing labor expense ($2.8 million) and lowering utilities expense ($2.2 million) with the installation of Energy Management Systems.  This favorability was partially offset by deleveraging in our pharmacy labor and depreciation expense related to new pharmacy openings during the fiscal year.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $142.5 million for state income tax purposes and expire at various times during 2011 through 2029. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. FRED’S primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $282.1 million, $266.7 million and $255.5 million at year-end 2010, 2009 and 2008, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2010 increased by $15.4 million from 2009. The increase was primarily due to an inventory increase of $19.4 million as a result of an additional of toy and trim-a-home inventory purchased for the 2010 holiday season and a strategic decision to purchase import goods earlier in an effort to avoid business interruptions from the Chinese New Year, and a decrease in accounts payable of $6.4 million related to the timing of pharmacy inventory payments.  The increase described above was partially offset by a year-over-year decrease in cash and cash equivalents of $5.6 million and an increase in accrued expenses of $5.8 million. In 2011, the Company intends to open approximately 20 - 25 stores and pharmacies and close an estimated 10 stores and 15 pharmacies.

We have incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $42.1 million in 2010, $64.2 million in 2009 and $78.3 million in 2008.

In fiscal 2010, inventory, net of the LIFO reserve, increased by approximately $19.4 million due to many factors including our drive to support our in-stock position, an additional of toy and trim-a-home inventory purchased for the 2010 holiday season and a strategic decision to purchase import goods earlier in an effort to avoid business interruptions from the Chinese New Year.  Accounts receivable increased by approximately $6.2 million due primarily to an increase in vendor related allowances.  Accounts payable and accrued expenses decreased by approximately $.6 million. Income taxes payable increased by $3.8 million while deferred income tax liability increased by $1.9 million. Other non-current liabilities increased by $.7 million.

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

Net cash used in investing activities totaled $38.2 million in 2010, $33.2 million in 2009 and $19.7 million in 2008.

Capital expenditures in 2010 totaled $27.0 million compared to $22.7 million in 2009 and $17.0 million in 2008. The capital expenditures during 2010 consisted primarily of the store and pharmacy expansion program ($22.4 million), technology enhancements ($2.9 million), transportation and distribution center expenditures ($1.0 million) and other corporate expenditures ($.7 million). Capital expenditures in 2009 totaled $22.7 million compared to $17.0 million in 2008 and $31.4 million in 2007. The capital expenditures during 2009 consisted primarily of the store and pharmacy expansion program ($15.7 million), technology enhancements ($3.3 million), transportation and distribution center expenditures ($2.1 million) and other corporate expenditures ($1.6 million). Capital expenditures during 2008 consisted primarily of the store and pharmacy expansion program ($13.7 million), technology and other corporate expenditures ($2.2 million) and improvements at our two distribution centers ($1.1 million).

In 2011, the Company is planning capital expenditures totaling approximately $29.0 million. Expenditures are planned totaling $22.9 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.6 million for technology upgrades and approximately $2.5 million for distribution center equipment and other capital maintenance. Technology upgrades in 2011 will be made to our mainframe software and hardware and in the area of Payment Card Industry compliance (PCI). In addition, the Company plans expenditures of approximately $12.5 million in 2011for the acquisition of prescription lists and other pharmacy related items.

Net cash used in financing activities totaled $9.4 million in 2010, $11.4 million in 2009 and $33.7 million in 2008.

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $.03 per share to $.04 per share in the first quarter of 2010, for a total of $.16 in 2010.  The Company has paid cash dividends of $6.3 million in 2010, $4.4 million in 2009 and $3.2 million in 2008. On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $.05, a 25 % increase.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2010, the Company repurchased 293,000 shares for $3.0 million and 742,663 shares for $7.2 million in 2009.  There were no share repurchases in fiscal 2008.

On September 27, 2010, the Company and Regions Bank entered into the Tenth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $60 million to $50 million and extended the term until September 27, 2013.  All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement.  Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $327.2 million at January 29, 2011) and positive net income levels.  The Company was in compliance with all loan covenants at January 29, 2011.  Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio.  Currently the Company’s rates are 112.5 basis points over LIBOR for borrowings and 22.5 basis points over LIBOR for the unused fee.  There were no borrowings outstanding under the Agreement at January 29, 2011 and January 30, 2010.

Cash and cash equivalents were $49.2 million at the end of 2010 compared to $54.7 million at the end of 2009 and $35.1 million at the end of 2008. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2010, 2009 and 2008.

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

The following table summarizes the Company’s significant contractual obligations as of January 29, 2011, which excludes the effect of imputed interest:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases 1	$46,266	$39,852	$29,073	$19,981	$14,032	$25,561	$174,765
Inventory purchase obligations 2	105,966						105,966
Equipment leases 3	2,487	1,469	1,066	945	710	916	7,593
Mortgage loans on land & buildings and other 4	201	170	1,109	525	520	1,645	4,170
Postretirement benefits 5	41	41	44	46	44	241	457
Total contractual obligations	$154,961	$41,532	$31,292	$21,497	$15,306	$28,363	$292,951

1 Operating leases are described in Note 5 to the Consolidated Financial Statements.
2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 29, 2011.
3 Equipment leases represent the cooler program and other equipment operating leases.
4 Mortgage loans for purchased land and buildings and other debt.
5 Postretirement benefits are described in Note 9 to the Consolidated Financial Statements.

The Company had commitments approximating $10.5 million at January 29, 2011 and $8.8 million at January 30, 2010 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $11.0 million at January 29, 2011 and $11.1 million at January 30, 2010 utilized as collateral for its risk management programs.

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

Related Party Transactions
During the year ended January 29, 2011, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, Chairman of the Board of Directors, owned the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. The total rental payments related to these leases were $1.3 million for both years ended January 29, 2011 and January 30, 2010. Total future commitments under related party leases are $7.9 million.

In February 2011, Atlantic Retail Investors, LLC, purchased the land and building occupied by one of Fred’s stores, bringing the total related party leases to thirteen. The store was purchased by Atlantic Retail Investors, LLC from an independent landlord/developer.  On March 30, 2011, Fred’s purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party.

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

ITEM 7A: Quantitative and Qualitative Disclosure about Market Risk
The Company has no holdings of derivative financial or commodity instruments as of January 29, 2011. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’s, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of FRED’s, Inc. (the “Company”) as of January 29, 2011 and January 30, 2010 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FRED’s, Inc. at January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FRED’s, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 14, 2011

CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	January 29,	January 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$49,182	$54,742
Receivables, less allowance for doubtful accounts of $1,218 and $764, respectively	28,146	28,893
Inventories	313,384	294,024
Other non-trade receivables	26,378	25,193
Prepaid expenses and other current assets	12,723	10,945
Total current assets	429,813	413,797
Property and equipment, at depreciated cost	139,931	137,569
Equipment under capital leases, less accumulated amortization of $4,967 and $4,967, respectively	-	-
Intangible assets, net	22,193	16,035
Other noncurrent assets, net	3,591	4,040
Total assets	$595,528	$571,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,002	$87,393
Current portion of indebtedness	201	718
Accrued expenses and other	45,371	39,621
Deferred income taxes	21,142	19,373
Total current liabilities	147,716	147,105
Long-term portion of indebtedness	3,969	4,179
Deferred income taxes	2,069	2,009
Other noncurrent liabilities	17,886	17,209
Total liabilities	171,640	170,502

Commitments and contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
39,300,872 and 39,363,462 shares issued and outstanding, respectively	131,367	131,685
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	291,649	268,350
Accumulated other comprehensive income	872	904
Total shareholders’ equity	423,888	400,939
Total liabilities and shareholders’ equity	$595,528	$571,441

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	$1,841,755	$1,788,136	$1,798,840
Cost of goods sold	1,314,737	1,288,899	1,295,822
Gross profit	527,018	499,237	503,018

Depreciation and amortization	29,236	26,387	26,425
Selling, general and administrative expenses	451,064	434,356	450,275
Operating income	46,718	38,494	26,318

Interest income	(234)	(189)	(308)
Interest expense	424	482	716
Income before income taxes	46,528	38,201	25,910

Provision for income taxes	16,941	14,586	9,268
Net income	$29,587	$23,615	$16,642

Net income per share
Basic	$0.76	$0.59	$0.42

Diluted	$0.75	$0.59	$0.42

Weighted average shares outstanding
Basic	39,133	39,822	39,282
Effect of dilutive stock options	63	67	569
Diluted	39,196	39,889	39,851

Comprehensive income:
Net income	$29,587	$23,615	$16,642
Other comprehensive income (expense), net of tax postretirement plan adjustment	(32)	(159)	23

Comprehensive income	$29,555	$23,456	$16,665

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, February 2, 2008	39,880,836	$135,335	$235,684	$1,040	$372,059
Cash dividends paid ($.08 per share)			(3,196)		(3,196)
Restricted stock grants, cancellations and withholdings, net	73,364	(35)			(35)
Issuance of shares under employee stock purchase plan	73,084	584			584
Stock-based compensation		990			990
Exercises of stock options	1,200	17			17
Income tax benefit on exercise of stock options		(14)			(14)
Adjustment for postretirement benefits (net of tax)			11	23	34
Net income			16,642		16,642
Balance, January 31, 2009	40,028,484	136,877	249,141	1,063	387,081
Cash dividends paid ($.11per share)			(4,406)		(4,406)
Restricted stock grants, cancellations and withholdings, net	16,691	(142)			(142)
Issuance of shares under employee stock purchase plan	60,350	542			542
Repurchased and cancelled shares	(742,663)	(7,152)			(7,152)
Stock-based compensation		1,595			1,595
Exercises of stock options	600	8			8
Income tax benefit on exercise of stock options		(43)			(43)
Adjustment for postretirement benefits (net of tax)				(159)	(159)
Net income			23,615		23,615
Balance, January 30, 2010	39,363,462	131,685	268,350	904	400,939
Cash dividends paid ($.16 per share)			(6,288)		(6,288)
Restricted stock grants, cancellations and withholdings, net	156,510	113			113
Issuance of shares under employee stock purchase plan	63,680	552			552
Repurchased and cancelled shares	(293,000)	(2,989)			(2,989)
Stock-based compensation		1,886			1,886
Exercises of stock options	10,220	130			130
Income tax benefit on exercise of stock options		(10)			(10)
Adjustment for postretirement benefits (net of tax)				(32)	(32)
Net income			29,587		29,587
Balance, January 29, 2011	39,300,872	$131,367	$291,649	$872	$423,888

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net income	$29,587	$23,615	$16,642
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,236	26,387	26,425
Net (gain) loss on asset disposition	741	356	(831)
Provision for store closures and asset impairment	340	-	419
Stock-based compensation	1,886	1,595	990
Provision for uncollectible receivables	455	(121)	6
LIFO reserve increase	2,406	2,411	3,700
Deferred income tax expense (benefit)	1,898	5,932	(4,080)
Income tax benefit upon exercise of stock options	10	43	14
Provision for postretirement medical	(97)	(74)	34
(Increase) decrease in operating assets:
Trade and non-trade receivables	(6,199)	(1,812)	5,405
Insurance receivables	1,390	(780)	902
Inventories	(22,106)	5,101	14,751
Other assets	(1,330)	1,369	(169)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(641)	11,593	5,537
Income taxes payable	3,813	(7,925)	1,178
Other noncurrent liabilities	668	(3,441)	7,362
Net cash provided by operating activities	42,057	64,249	78,285

Cash flows from investing activities:
Capital expenditures	(27,013)	(22,692)	(16,727)
Proceeds from asset dispositions	168	125	2,182
Insurance recoveries for replacement assets	98	-	556
Asset acquisition, net (primarily intangibles)	(11,451)	(10,663)	(5,686)
Net cash used in investing activities	(38,198)	(33,230)	(19,675)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(727)	(212)	(469)
Proceeds from revolving line of credit	-	-	205,996
Payments on revolving line of credit	-	-	(236,631)
Excess tax charges from stock-based compensation	(10)	(43)	(14)
Proceeds from exercise of stock options and employee stock purchase plan	595	408	566
Repurchase of shares	(2,989)	(7,152)	-
Cash dividends paid	(6,288)	(4,406)	(3,196)
Net cash used in financing activities	(9,419)	(11,405)	(33,748)

Increase in cash and cash equivalents	(5,560)	19,614	24,862
Cash and cash equivalents:
Beginning of year	54,742	35,128	10,266
End of year	$49,182	$54,742	$35,128

Supplemental disclosures of cash flow information:
Interest paid	$190	$293	$408
Income taxes paid	$7,145	$22,999	$2,559

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$-	$274
Restricted stock issued for the aquistion of intangible assets	$200	$-	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  The primary business of FRED’S, Inc. and subsidiaries (the “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies.  In addition, the Company sells general merchandise to its 24 franchisees. As of January 29, 2011, the Company had 653 retail stores and 313 pharmacies located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements.  The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Amounts are in thousands unless otherwise noted.

Fiscal year.  The Company utilizes a 52 — 53 week accounting period which ends on the Saturday closest to January 31.  Fiscal years 2010, 2009 and 2008, as used herein, refer to the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  The fiscal years 2010, 2009 and 2008 each had 52 weeks.

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

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance for doubtful accounts on a payor-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.

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

Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink) is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk that this estimate has in the determination of the cost value of inventory.

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s Retail Inventory Method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $32.5 million and $30.2 million at January 29, 2011 and January 30, 2010, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the Retail Inventory Method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $24.0 million at January 29, 2011 and $21.5 million at January 30, 2010. The LIFO reserve increased by approximately $2.4 million during 2010, $2.4 million during 2009 and $3.7 million during 2008.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 29, 2011 is $19.5 million, with the corresponding amount of $17.4 million at January 30, 2010.

The Company did not record any below-cost inventory adjustments during the years ended January 29, 2011 and January 30, 2010 in connection with planned store closures (see Note 11 Exit and Disposal Activity).

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

Assets under capital lease are depreciated in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. We did not incur any depreciation expense on assets under capital lease for 2010 as the assets were fully depreciated.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $1.0 million and $1.1 million at January 29, 2011 and January 30, 2010 respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2).

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

During 2008, the Company recorded a charge of $0.1 million associated with store closures that occurred in the third quarter. Impairment of $0.2 million for the planned store closures was recorded in 2009.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2010, 2009 and 2008, were $24.5 million, $24.0 million and $24.1 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.6 million and $2.3 million for 2010, 2009 and 2008, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting allowances.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Revenue Recognition. The Company markets goods and services through Company owned stores and 24 franchised stores as of January 29, 2011.  Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the FRED’S name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2010, 2009 and 2008 was $2.0 million, $2.1 million and $2.1 million, respectively.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $22.2 million at January 29, 2011, and $16.0 million at January 30, 2010. Accumulated amortization at January 29, 2011 and January 30, 2010 totaled $24.8 million and $19.3 million, respectively. Amortization expense for 2010, 2009 and 2008, was $5.5 million, $3.7 million and $2.6 million, respectively. Estimated amortization expense in millions for each of the next 5 years is as follows:  2011 - $5.9, 2012 - $5.5, 2013 - $5.0, 2014 - $3.5 and 2015 - $1.4.

Financial instruments. At January 29, 2011, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company carries additional coverage for excessive or catastrophic claims with stop loss limits of $250,000 to $500,000 for property and general liability and $200,000 for employee medical. The Company’s insurance reserve was $10.3 million and $9.0 million on January 29, 2011 and January 30, 2010, respectively. Changes in the reserve during fiscal 2010 were attributable to additional reserve requirements of $47.3 million netted with reserve utilization of $46.0 million.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	(in thousands)
	2010	2009
Property and equipment, at cost:
Buildings and building improvements	$96,923	$95,844
Leasehold improvements	62,504	55,078
Automobiles and vehicles	5,198	5,273
Airplane	4,697	4,697
Furniture, fixtures and equipment	234,710	240,883
	404,032	401,775
Less: Accumulated depreciation and amortization	(271,129)	(271,185)
	132,903	130,590
Construction in progress	198	446
Land	6,830	6,533
Total Property and equipment, at depreciated cost	$139,931	$137,569

Depreciation expense totaled $23.7 million, $22.7 million and $23.9 million for 2010, 2009 and 2008, respectively.

	(in thousands)
Other non trade receivables:	2010	2009
Vendor receivables	$19,384	$14,814
Income tax receivable	3,124	6,762
Franchise stores receivable	1,069	1,334
Coupon receivable	512	357
Insurance claims receivable	26	892
Other	2,263	1,034
Total non trade receivable	$26,378	$25,193

Prepaid expenses and other current assets:	2010	2009
Prepaid rent	$4,161	$4,059
Supplies	4,288	3,904
Prepaid advertising	1,425	590
Prepaid insurance	1,274	1,447
Other	2,849	2,392
Total prepaid expenses and other current assets	$13,997	$12,392

Accrued expenses and other:	2010	2009
Payroll and benefits	$14,281	$10,454
Insurance reserves	10,252	8,994
Sales and use tax	5,323	5,627
Deferred / contingent rent	2,152	2,507
Warehouse freight and fuel	1,939	1,104
Real estate tax	1,904	1,410
Lease liability	1,473	1,421
Personal property tax	1,118	1,137
Legal settlement and related fees	-	1,521
Other	6,929	5,446
Total accrued expenses and other	$45,371	$39,621

Other noncurrent liabilities:	2010	2009
Uncertain tax positions	$9,285	$9,193
Deferred income (see Note 1 - Vendor Rebates and Allowances)	8,110	7,474
Other	491	542
	$17,886	$17,209

NOTE 3 — INDEBTEDNESS

On September 27, 2010, the Company and Regions Bank entered into the Tenth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $60 million to $50 million and extended the term until September 27, 2013.  All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement.  Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $327.2 million at January 29, 2011) and positive net income levels.  The Company was in compliance with all loan covenants at January 29, 2011.  Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio.  Currently the Company’s rates are 112.5 basis points over LIBOR for borrowings and 22.5 basis points over LIBOR for the unused fee.  There were no borrowings outstanding under the Agreement at January 29, 2011 and January 30, 2010.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 FRED’S stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. The debt is collateralized by the land and building. The table below shows the long term debt related to these properties due for the next five years as of January 29, 2011:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Mortgage loans on land & buildings	$201	$170	$1,109	$525	$520	$1,645	$4,170

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

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following:

(dollars in thousands)	2010	2009	2008
Current
Federal	$13,808	$7,782	$12,677
State	1,235	872	671
	15,043	8,654	13,348

Deferred
Federal	2,070	4,985	(3,478)
State	(172)	947	(602)
	1,898	5,932	(4,080)

	$16,941	$14,586	$9,268

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

(dollars in thousands)	2010	2009
Deferred income tax assets:
Accrual for incentive compensation	$1,592	$-
Allowance for doubtful accounts	638	392
Insurance accruals	2,985	2,365
Other accruals	415	496
Net operating loss carryforwards	6,096	5,778
Postretirement benefits other than pensions	293	279
Deferred revenue	785	994
Federal benefit on state reserves	3,044	2,985
Amortization of intangibles	7,020	5,608
Total deferred income tax assets	22,868	18,897
Less: Valuation allowance	2,441	2,123
Deferred income tax assets, net of valuation allowance	20,427	16,774

Deferred income tax liabilities:
Property, plant and equipment	(16,700)	(15,056)
Inventory valuation	(25,027)	(21,664)
Prepaid expenses	(1,911)	(1,436)
Total deferred income tax liabilities	(43,638)	(38,156)

Net deferred income tax liabilities	$(23,211)	$(21,382)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $142.5 million for state income tax purposes and expire at various times during the period 2011 through 2030.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2010, the valuation allowance increased $.3 million, and during 2009, the valuation allowance increased $.5 million.  Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2010	2009	2008
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(1.0)	(3.6)	(3.8)
State income taxes, net of federal benefit	0.8	1.9	1.3
Permanent differences	0.8	1.2	0.2
Uncertain tax provisions	0.1	3.1	3.4
Change in valuation allowance	0.7	1.4	(0.3)
Other	-	(0.8)	-
Effective income tax rate	36.4%	38.2%	35.8%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2010	2009	2008
Beginning balance	$9.2	$16.5	$8.4
Additions for tax position during the current year	0.9	1.0	1.1
Additions for tax positions of prior years	0.3	1.0	7.7
Reductions for tax positions of prior years from lapse of statue	(1.1)	(0.7)	(0.7)
Reductions for settlements of prior year tax positions	-	(8.6)	-
Ending balance	$9.3	$9.2	$16.5

As of January 29, 2010, our liability for unrecognized tax benefits totaled $9.2 million, of which $1.0 million and $0.1 million were recognized as income tax benefit during the periods ending October 31, 2010 and January 29, 2011, respectively, as a result of a lapse in applicable statute of limitations.  We had additions of $1.2 million during fiscal 2010, $.9 million of which resulted from state tax positions during the current year.  As of January 29, 2011, our liability for unrecognized tax benefits totaled $9.3 million and is recorded in our consolidated balance sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate.  The Company is under examination by state jurisdictions which are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 29, 2011, accrued interest and penalties related to our unrecognized tax benefits totaled $1.3 million and $.03 million, respectively.  As of January 30, 2010, accrued interest and penalties related to our unrecognized tax benefits totaled $1.4 million and $0.3 million, respectively.  Both accrued interest and penalties are recorded in the consolidated balance sheet within “Other non-current liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2007-2009. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 5 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees.  Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases.  Total rent expense under operating leases was $53.4 million, $53.2 million and $54.1 million, for 2010, 2009 and 2008, respectively. Total contingent rentals included in operating leases above was $1.0 million for 2010 and $1.1 million for 2009 and 2008.

Future minimum rental payments under all operating leases as of January 29, 2011 are as follows:

(in thousands)	Operating Leases
2011	$46,266
2012	39,852
2013	29,073
2014	19,981
2015	14,032
Thereafter	25,561
Total minimum lease payments	$174,765

The gross amount of property and equipment under capital leases was $5.0 million at January 29, 2011 and $5.0 million at January 30, 2010. Accumulated depreciation on property and equipment under capital leases was $5.0 million at January 29, 2011 and January 30, 2010, respectively.  We did not incur any depreciation expense on assets under capital lease for 2010 as the assets were fully depreciated.  Depreciation expense on assets under capital lease for 2009 and 2008 was $39 thousand and $92 thousand, respectively.

Related Party Transactions
During the year ended January 29, 2011, Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, Chairman of the Board of Directors, owned the land and buildings occupied by twelve FRED’S stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other store leases of the Company. The total rental payments related to these leases were $1.3 million for both years ended January 29, 2011 and January 30, 2010. Total future commitments under related party leases are $7.9 million.

In February 2011, Atlantic Retail Investors, LLC, purchased the land and building occupied by one of Fred’s stores, bringing the total related party leases to thirteen. The store was purchased by Atlantic Retail Investors, LLC from an independent landlord/developer.  On March 30, 2011, Fred’s purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended January 29, 2011 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
Balance at January 30, 2010				2,830.8
January 31 - February 27, 2010	69.3	$9.38	69.3	2,761.5
February 28 - April 3, 2010	-	$-	-	2,761.5
April 4, - May 1, 2010	-	$-	-	2,761.5
May 2, - May 29, 2010	-	$-	-	2,761.5
May 30, - July 3, 2010	-	$-	-	2,761.5
July 4, - July 31, 2010	222.6	$10.43	222.6	2,538.9
August 1, - August 28, 2010	1.1	$10.50	1.1	2,537.8
August 29, - October 2, 2010	-	$-	-	2,537.8
October 3, - October 30, 2010	-	$-	-	2,537.8
October 31, - November 27, 2011	-	$-	-	2,537.8
November 28, - January 1, 2011	-	$-	-	2,537.8
January 2, - January 29, 2011	-	$-	-	2,537.8

NOTE 7 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan, which was approved by FRED’S stockholders, under which an aggregate of 1,446,199 shares as of January 29, 2011 (1,631,758 shares as of January 30, 2010) are available to be granted. These options expire five years to seven from the date of grant. Options outstanding at January 29, 2011 expire in fiscal 2011 through fiscal 2018.

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

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by FRED’S stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 63,680, 60,350 and 73,084 shares issued during fiscal years 2010, 2009 and 2008, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 29, 2011 there were 1,026,833 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2010	2009	2008
Stock option expense	$552	$789	$526
Restricted stock expense	1,173	573	282
ESPP expense	161	233	182
Total stock-based compensation	$1,886	$1,595	$990

Income tax benefit on stock-based compensation	$509	$364	$228

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2010	2009	2008
Expected volatility	42.1%	42.5%	40.1%
Risk-free interest rate	2.9%	2.6%	3.3%
Expected option life (in years)	5.84	5.84	5.84
Expected dividend yield	0.7%	0.6%	0.5%

Weighted average fair value at grant date	$5.18	$4.66	$4.53

Employee Stock Purchase Plan
Expected volatility	32.3%	73.2%	36.8%
Risk-free interest rate	0.6%	0.1%	3.1%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	0.6%	0.4%	0.4%

Weighted average fair value at grant date	$2.53	$3.85	$2.48

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

Stock Options. The following table summarizes stock option activity from February 2, 2008 through January 29, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at February 2, 2008	1,216,451	$15.40	4.6	$-
Granted	37,500	10.97
Forfeited / Cancelled	(114,640)	16.57
Exercised	(1,200)	13.86
Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	404,891	11.26
Forfeited / Cancelled	(281,072)	15.06
Exercised	(600)	13.25
Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	51,352	12.55
Forfeited / Cancelled	(384,000)	17.98
Exercised	(10,220)	12.69
Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524

Exercisable at January 29, 2011	575,433	$12.83	2.4	$683

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of FRED’S closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of FRED’S stock.  As of January 29, 2011, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $.52 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Other information relative to option activity during 2010, 2009 and 2008 is as follows:

(dollars in thousands)	2010	2009	2008
Total fair value of stock options vested	$792	$1,249	$2,240
Total pretax intrinsic value of stock options exercised	$11	$-	$1

The following table summarizes information about stock options outstanding at January 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.66 - $13.25	693,410	3.7	$11.19	381,533	$11.60
$13.29 - $16.70	188,552	1.6	$14.50	157,400	$14.59
$16.90 - $27.81	36,500	0.6	$18.14	36,500	$18.14
	918,462			575,433

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

The following table summarizes restricted stock from February 2, 2008 through January 29, 2011:

	Options	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at February 2, 2008	285,635	$13.83
Granted	124,653	9.84
Forfeited / Cancelled	(45,876)	14.15
Exercised	(11,628)	13.31
Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	58,993	12.38
Forfeited / Cancelled	(29,909)	13.88
Exercised	(35,358)	14.90
Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	168,736	13.44
Forfeited / Cancelled	(22,208)	11.09
Exercised	(20,111)	11.57
Non-vested Restricted Stock at January 29, 2011	472,927	$12.55

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 29, 2011 is $6.3 million with a weighted average remaining contractual life of 4.4 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 6.2 years. The total fair value of restricted stock awards that vested for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $.2 million, $.5 million and $.2 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2010.

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

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 222,552, 1,088,845 and 1,115,611 such options outstanding at January 29, 2011, January 30, 2010 and January 31, 2009.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $10.5 million at January 29, 2011 and $8.8 million at January 30, 2010 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $11.0 million at January 29, 2011 and $11.1 million at January 30, 2010 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $16,500. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2010, 2009 and 2008, were $.2 million, $.4 million and $.3 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158 codified in FASB ASC 715. In accordance with FASB ASC 715 the Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity.

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

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

(in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Benefit obligation at beginning of year	$542	$396	$539
Service cost	18	33	25
Interest cost	25	30	24
Actuarial loss (gain)	(54)	111	(172)
Benefits paid	(39)	(28)	(28)
Adjustments due to adoption of FASB ASC 715 measurement date provisions	-	-	8
Benefit obligation at end of year	$492	$542	$396

The Company’s components of net accumulated other comprehensive income were as follows:

(in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Accumulated other comprehensive income	$1,372	$1,418	$1,637
Deferred tax	(500)	(514)	(574)
Accumulated other comprehensive income, net	$872	$904	$1,063

The medical care cost trend used in determining this obligation is 7.7% at January 29, 2011, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

	For the Year Ended
(in thousands)	January 29, 2011	January 30, 2010
Effect of health care trend rate
1% increase effect of accumulated benefit obligations	$39	$52
1% increase effect on periodic cost	4	7
1% decrease effect on accumulated benefit obligations	(35)	(47)
1% decrease effect on periodic cost	(4)	(6)

The discount rate used in calculating the obligation was 4.8% in 2010 and 5.6% in 2009.

The annual net postretirement cost is as follows:

	For the Year Ended
(in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Service cost	$18	$33	$25
Interest cost	25	30	24
Amorization of prior service cost	(14)	(14)	(14)
Amorization of unrecognized prior service costs	(87)	(94)	(102)
Net periodic postretirement benefit cost	$(58)	$(45)	$(67)

The Company’s policy is to fund claims as incurred.

Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2011	$41
2012	41
2013	44
2014	46
2015	44
Next 5 years	241

Litigation. In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  This case is covered by the Company’s General Liability insurance, which has a $250 thousand deductible.  The Company is discussing all of its options, including, post-trial options and appeals.  On or about February 4, 2011, the trial judge set aside a verdict amount as being excessive but left in effect the percentage of fault and ordered a new trial on damages only.

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

In August 2007, a lawsuit entitled Julia Atchinson, et al. v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court for the Northern District of Alabama, Southern Division in which the plaintiff alleged that she and other current and former FRED’S Discount assistant store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (FLSA) and sought to recover overtime pay, liquidated damages, attorney’s fees and court costs.  Although the Company continues to believe that its assistant store managers are and have been properly classified as exempt employees under FLSA and that the matter was not appropriate for collective action treatment, the parties agreed to mediate this case in January 2009 and did so successfully, reaching a settlement of $1.5 million (including attorneys’ fees and costs).  The court approved the settlement and the Company subsequently paid it in August 2010.  Based on the substantial costs of continuing litigation, unfavorably high jury verdicts against other retailers and the constant distraction to management of a possible protracted jury trial, we believe that this is a favorable settlement for FRED’S.  FRED’S has admitted no liability or wrongdoing, and no liability or wrongdoing has been found against the Company.

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

NOTE 10 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of January 29, 2011, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Pharmaceuticals	34.1%	33.5%	31.7%
Household Goods	24.1%	23.4%	24.8%
Food and Tobacco Products	16.2%	16.2%	15.5%
Paper and Cleaning Supplies	8.6%	9.2%	9.2%
Apparel and Linens	7.6%	7.9%	8.6%
Health and Beauty Aids	7.4%	7.6%	8.0%
Sales to Franchised Fred's Stores	2.0%	2.2%	2.2%
Total Sales Mix	100.0%	100.0%	100.0%

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

During fiscal 2009, the Company closed 9 underperforming stores, which is consistent with our anticipated amount of annual store closures in the normal course of business.  Therefore, store closures of this nature in this and future years are not deemed exit and disposal related activities.

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

During fiscal 2007, we closed 17 underperforming stores and recorded lease contract termination costs of $1.6 million in rent expense in conjunction with those closings, of which $1.0 million was utilized during fiscal 2007, leaving $.6 million in the reserve at the beginning of fiscal year 2008.

During fiscal 2008, we closed 74 underperforming stores and recorded lease contract termination costs of $10.5 million, of which $9.6 million was charged to rent expense and $.9 million reduced the liability for deferred rent.  We utilized $7.7 million during the period, leaving $3.4 million in the reserve at January 31, 2009.

During fiscal 2009, we reserved an additional $0.1 million in rent expense related to the 9 store closings.  We utilized $2.4 million during the period, leaving $1.1 million in the reserve at January 30, 2010.

During fiscal 2010, we reserved an additional $0.6 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 and 2009 store closures.  We also utilized $1.0 million, leaving $.7 million in the reserve at January 29, 2011.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Beginning Balance January 30, 2010	Additions FY10	Utilized FY10	Ending Balance January 29, 2011

Lease contract termination liability	$1.1	$0.6	$(1.0)	$0.7

Fixed Asset Impairment

During the fourth quarter of 2007, the Company recorded a charge of $4.6 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements associated with the planned closure of 75 stores in 2008.  During the second quarter of fiscal 2008, the Company recorded an additional charge of $.1 million associated with store closures that occurred in the third quarter. Impairment of $0.2 million for the planned store closures was recorded in 2009.

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 29, 2011 and January 30, 2010 is reported below:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended January 29, 2011

Net sales	$471,647	$449,467	$435,008	$485,633
Gross profit	136,949	125,936	129,747	134,386
Net income	8,191	4,958	7,818	8,620

Net income per share
Basic	$0.21	$0.13	$0.20	$0.22
Diluted	$0.21	$0.13	$0.20	$0.22
Cash dividends paid per share	$0.04	$0.04	$0.04	$0.04

Year ended January 30, 2010

Net sales	$458,380	$434,214	$422,438	$473,104
Gross profit	128,977	120,742	122,869	126,649
Net income	8,550	4,240	5,032	5,793

Net income per share
Basic	$0.21	$0.11	$0.13	$0.15
Diluted	$0.21	$0.11	$0.13	$0.15
Cash dividends paid per share	$0.02	$0.03	$0.03	$0.03

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (15 U.S.C 78 et seq.) (the “Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of FRED’S, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act. FRED’S, Inc. internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the fair and reliable preparation and presentation of the Consolidated Financial Statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of FRED’S, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 29, 2011.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the year ended January 29, 2011 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’s, Inc.
Memphis, Tennessee

We have audited FRED’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FRED’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011 and our report dated April 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee
April 14, 2011

ITEM 9B. Other Information
None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes (1)	69	Director, Chairman of the Board
John R. Eisenman (1)	69	Director
Roger T. Knox (1)	73	Director
Thomas H. Tashjian(1)	56	Director
B. Mary McNabb (1)	62	Director
Michael T. McMillan (1)	51	Director
Bruce A. Efird (1)	51	Director, Chief Executive Officer and President
Jerry A. Shore	58	Executive Vice President, Chief Financial Officer and Chief Administative Officer
Rick A. Chambers	47	Executive Vice President – Pharmacy Operations
Charles S. Vail	68	Corporate Secretary, Senior Vice President – Legal Services and General Counsel
Reggie E. Jacobs	41	Executive Vice President - Corporate Services, Distribution and Transportation
Earl L. Taylor	61	Executive Vice President - Store Operations
Alan C. Crockett	42	Executive Vice President - General Merchandise Manager
Kirby M. Salgado	45	Executive Vice President - General Merchandise Manager

1 Seven directors, constituting the entire Board of Directors, are to be elected at the 2011 Annual Meeting to serve one year or until their successors are elected.

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

Roger T. Knox is President Emeritus of the Memphis Zoo and was its President and Chief Executive Officer from January 1989 through March 2003. Mr. Knox was the President and Chief Operating Officer of Goldsmith’s Department Stores, Inc. (a full-line department store in Memphis and Jackson, Tennessee) from 1983 to 1987 and its Chairman of the Board and Chief Executive Officer from 1987 to 1989. Prior thereto, Mr. Knox was with Foley’s Department Stores in Houston, Texas for 20 years. Mr. Knox is also a director of The Plough Foundation.

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

Alan C. Crockett was named Executive Vice President - General Merchandise Manager in November 2010.  Mr. Crockett joined the Company in 2004 and held the position of Senior Vice President – Finance prior to his promotion. Before joining Fred’s, he held various management positions with Aerospace Products International from 1999 to 2004, Thomas & Betts from 1997 to 1999 and Wang’s International from 1991- to 1997.

Kirby M. Salgado was named Executive Vice President - General Merchandise Manager in November 2010.  Mr. Salgado joined the Company in 2008 as the Senior Vice President - Divisional Merchandise Manager of Hardlines, Business Development and Sourcing.  He began his retail career in 1990 as a Buyer with Macy’s, Inc., one of the nation’s premier retailers, and then served in various management positions with Office Depot, Inc. from 1999 to 2008.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our fiscal 2010 Annual Meeting.

ITEM 11: Executive Compensation
     Information required by this item is incorporated herein by reference to the proxy statement for our 2011 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item is incorporated herein by reference to the proxy statement for our 2011 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions and Director Independence
     Information required by this item is incorporated herein by reference to the proxy statement for our 2011 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services
     Information required by this item is incorporated herein by reference to the proxy statement for our 2011 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements (See ITEM 8)
Report of Independent Registered Public Accounting Firm – BDO USA, LLP.

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

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].

*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].

*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].

10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO USA, LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

  (b)                                 Reports on Form 8-K
None.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 000-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
FRED’S, Inc.
Memphis, Tennessee

The audits referred to in our report dated April 14, 2011 relating to the consolidated financial statements of FRED’S, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Memphis, Tennessee
April 14, 2011

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 29, 2011	$764	$665	$211	$1,218
Year ended January 30, 2010	$885	$636	$757	$764
Year ended January 31, 2009	$879	$486	$480	$885

Inventory valuation reserves
Year ended January 29, 2011	$-	$-	$-	$-
Year ended January 30, 2010	$-	$-	$-	$-
Year ended January 31, 2009	$10,025	$280	$10,305	$-

Insurance reserves
Year ended January 29, 2011	$8,994	$47,250	$45,992	$10,252
Year ended January 30, 2010	$8,633	$44,568	$44,207	$8,994
Year ended January 31, 2009	$8,186	$40,304	$39,857	$8,633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2011.

FRED’S, INC.

By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2011.

Signature	Title

/s/ Michael J. Hayes	Director and Chairman of the Board
Michael J. Hayes

/s/ Bruce A. Efird	Director, Chief Executive Officer and President (Principle
Bruce A. Efird	Executive Officer)

/s/ Jerry A. Shore	Executive Vice President and Chief Financial
Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director
Roger T. Knox

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Michael T. McMillan	Director
Michael T. McMillan