Form 10-Q
period 2011-04-30
FREDS INC
filed 2011-06-09
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011.
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

The registrant had 39,421,212 shares of Class A voting, no par value common stock outstanding as of June 7, 2011.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of April 30, 2011 (unaudited) and January 29, 2011	3

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended April 30, 2011 (unaudited) and May 1, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2011 (unaudited) and May 1, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	16-17

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	17
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	April 30, 2011	January 29,
	(unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$57,051	$49,182
Receivables, less allowance for doubtful accounts of $1,153 and $1,218, respectively	29,723	28,146
Inventories	331,302	313,384
Other non-trade receivables	20,535	26,378
Prepaid expenses and other current assets	11,635	12,723
Total current assets	450,246	429,813
Property and equipment, at depreciated cost	151,934	139,931
Equipment under capital leases, less accumulated amortization of $4,976 and $4,967, respectively	126	-
Intangibles	22,242	22,193
Other noncurrent assets, net	3,332	3,591
Total assets	$627,880	$595,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,493	$81,002
Current portion of indebtedness	378	201
Accrued expenses and other	41,445	45,371
Capital lease obligation	138	-
Deferred income taxes	22,275	21,142
Total current liabilities	168,729	147,716
Long-term portion of indebtedness	7,189	3,969
Deferred income taxes	1,563	2,069
Other noncurrent liabilities	18,461	17,886
Total liabilities	195,942	171,640

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,309,107 and 39,363,462 shares issued and outstanding, respectively	131,869	131,367
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	299,197	291,649
Accumulated other comprehensive income	872	872
Total shareholders’ equity	431,938	423,888
Total liabilities and shareholders’ equity	$627,880	$595,528

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$484,399	$471,647
Cost of goods sold	346,457	334,698
Gross profit	137,942	136,949

Depreciation and amortization	7,773	6,963
Selling, general and administrative expenses	115,046	116,804
Operating income	15,123	13,182

Interest income	(57)	(60)
Interest expense	127	110
Income before income taxes	15,053	13,132

Provision for income taxes	5,539	4,941
Net income	$9,514	$8,191

Net income per share
Basic	$0.24	$0.21

Diluted	$0.24	$0.21

Weighted average shares outstanding
Basic	39,149	39,203
Effect of dilutive stock options	97	43
Diluted	39,246	39,246

Comprehensive income:
Net income	$9,514	$8,191
Other comprehensive income (expense), net of tax
postretirement plan adjustment	-	-

Comprehensive income	$9,514	$8,191

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$9,514	$8,191
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,773	6,963
Net (gain) loss on asset disposition	219	7
Provision for store closures and asset impairment	232	-
Stock-based compensation	441	376
Provision for uncollectible receivables	(65)	128
LIFO reserve increase	1,463	625
Deferred income tax expense (benefit)	629	(385)
Income tax benefit upon exercise of stock options	9	4
Provision for postretirement medical	-	-
(Increase) decrease in operating assets:
Trade and non-trade receivables	2,259	(4,081)
Insurance receivables	(4)	110
Inventories	(19,613)	(25,870)
Other assets	1,348	327
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	19,710	11,397
Income taxes payable	2,131	4,576
Other noncurrent liabilities	505	432
Net cash provided by operating activities	26,551	2,800

Cash flows from investing activities:
Capital expenditures	(15,050)	(5,888)
Proceeds from asset dispositions	11	28
Insurance recoveries for replacement assets	-	91
Asset acquisition, net (primarily intangibles)	(1,632)	(835)
Net cash used in investing activities	(16,671)	(6,604)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(106)	(562)
Proceeds from revolving line of credit	-	-
Payments on revolving line of credit	-	-
Excess tax charges from stock-based compensation	(9)	(4)

Proceeds from exercise of stock options and employee stock purchase plan	95	107
Repurchase of shares	(25)	(652)
Cash dividends paid	(1,965)	(1,572)
Net cash used in financing activities	(2,010)	(2,683)

Increase in cash and cash equivalents	7,870	(6,487)
Cash and cash equivalents:
Beginning of year	49,181	54,742
End of year	$57,051	$48,255

Supplemental disclosures of cash flow information:
Interest paid	$70	$50
Income taxes paid	$1,079	$98

Non-cash investing and financial activities:
Assets acquired through term loan	$3,497	$-
Assets acquired through capital lease	$135	$-

See accompanying notes to consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of April 30, 2011, 673 discount general merchandise stores, including 23 franchised Fred's stores, in 15 states in the southeastern United States.  313 of the stores have full service pharmacies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP.  The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2011 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week period ended April 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventories, which were approximately $32.8 million and $32.5 million at April 30, 2011 and January 29, 2011, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $25.4 million at April 30, 2011 and $24.0 million at January 29, 2011.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP.  These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight.  The total amount of procurement and storage costs and inbound freight included in merchandise inventory at April 30, 2011 is $20.9 million, with the corresponding amount of $19.5 million at January 29, 2011.

NOTE 3:  STOCK-BASED COMPENSATION

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.  A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended

	April 30, 2011	May 1, 2010

Stock option expense	$169	$171
Restricted stock expense	229	170
ESPP expense	43	35
Total stock-based compensation	$441	$376

Income tax benefit on stock-based compensation	$97	$96

The fair value of each option granted during the thirteen week period ended April 30, 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended

	April 30, 2011	May 1, 2010
Stock Options
Expected volatility	42.3%	42.6%
Risk-free interest rate	1.9%	3.1%
Expected option life (in years)	4.12	5.84
Expected dividend yield	0.97%	0.69%

Weighted average fair value at grant date	$4.28	$4.90

Employee Stock Purchase Plan
Expected volatility	21.1%	32.3%
Risk-free interest rate	0.3%	0.6%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.34%	0.23%

Weighted average fair value at grant date	$2.69	$2.19

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 13,105 shares issued during the thirteen weeks ended April 30, 2011.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of April 30, 2011, there were 1,013,728 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended April 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	40,000	$12.94
Forfeited / Cancelled	(26,800)	$15.03
Exercised	(1,400)	$11.35
Outstanding at April 30, 2011	930,262	$12.10	3.0	$1,525

Exercisable at April 30, 2011	621,752	$12.60	2.3	$798

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended April 30, 2011 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of April 30, 2011, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $559 thousand, which is expected to be recognized over a weighted average period of approximately 2.9 years.  The total fair value of options vested during the thirteen weeks ended April 30, 2011 was $340.6 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended April 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	-
Forfeited / Cancelled	(12,638)	$12.95
Vested	(16,034)	$14.73
Non-vested Restricted Stock at April 30, 2011	444,255	$12.46

The aggregate pre-tax intrinsic value of restricted stock outstanding as of April 30, 2011 is $5.9 million with a weighted average remaining contractual life of 4.4 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 6.0 years.  The total fair value of restricted stock awards that vested during the thirteen weeks ended April 30, 2011 was $233.8 thousand.

NOTE 4:  PROPERTY AND EQUIPMENT

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

The following illustrates the breakdown of the major categories within Property and Equipment:

	April 30, 2011	January 29, 2011
Property and equipment, at cost:

Buildings and building improvements	$107,890	$96,923
Leasehold improvements	64,446	62,504
Automobiles and vehicles	5,218	5,198
Airplane	4,697	4,697
Furniture, fixtures and equipment	238,421	234,710
	420,672	404,032
Less: Accumulated depreciation and amortization	(276,925)	(271,129)
	143,747	132,903
Construction in progress	473	198
Land	7,714	6,830
Total Property and equipment, at depreciated cost	$151,934	$139,931

NOTE 5:  EXIT AND DISPOSAL ACTIVITIES

Lease Termination

A lease obligation still exists for some store closures that occurred in 2008.  We record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed).  The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During the first quarter of fiscal 2011, we utilized $0.1 million of the remaining lease liability for 2008 store closures, leaving $0.6 million in the reserve at April 30, 2011.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at January 29, 2011	Additions	Utilization	Ending Balance April 30, 2011

Lease contract termination liability	$0.7	$-	$0.1	$0.6

NOTE 6:  ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	April 30, 2011	May 1, 2010	January 29, 2011

Accumulated other comprehensive income	$872	$904	$872
Amortization of postretirement benefit	-	-	-
Ending balance	$872	$904	$872

NOTE 7: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owned the land and buildings occupied by twelve Fred’s stores, until March 2011 when, as described below, a portion of these properties were purchased by the Company.  The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords.

In February 2011, Atlantic Retail Investors, LLC, purchased the land and building occupied by one of Fred’s stores, bringing the total related party leases to thirteen. The store was purchased by Atlantic Retail Investors, LLC, from an independent landlord/developer.  On March 30, 2011, Fred’s purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million. The Board of Directors approved these transactions based on an evaluation by an independent real estate broker, who concluded that all were acquired at less than market value and were financially beneficial to Fred’s as the depreciation expense for the newly acquired assets will be less than the future value of the lease payments that would have been due.

The total rental payments related to these leases were $153.0 thousand and $332.8 thousand for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

In May 2011, subsequent to the end of the first quarter fiscal 2011, Atlantic Retail Investors, LLC, purchased land and buildings occupied by four Fred’s stores, bringing the number of locations leased from Atlantic Retail Investors, LLC to seven. Stores were purchased by Atlantic Retail Investors, LLC, from an independent landlord/developer. The terms and conditions regarding the leases on these locations are consistent in all material respects with the Company’s other store leases of the Company. The total rental payments related to these leases will be $77.2 thousand quarterly.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

In the first quarter of 2011, we continued the implementation of our key initiatives to differentiate our stores from other small-box discount retailers.  The Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical – are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.

The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  During the first quarter of 2011, we implemented the Core 5 Program in 56 remodeled and upgraded stores, bringing the total completed stores to 256 during 2010 and 2011 to date.  We plan to implement the program in approximately 200 stores during fiscal 2011, bringing the total number of stores during the two year period to over 400 stores.

As mentioned, our Pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. As such, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquisitions and file buys, but cold starts will be employed where it makes sense to do so.  During the first quarter, we opened four new pharmacy locations in our chain.

Another key focus in the first quarter of 2011 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers.  Improvement in store in-stock position will continue to be a key initiative in FY 2011, and additional enhancements that are currently in development, both in terms of freight flow processes and in-stock measurement, will be deployed later in the year.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  We exceeded an Own Brand penetration rate of 18.4% of consumable product sales, and expect that number will continue to grow throughout the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in food and health and beauty aids introduced in the first quarter of 2011.

While our private label, or FRED’S Brand products, continues to be a focus in 2011, we also carry several national brands in our stores, such as Coke, Purina, Energizer, Prestone, and Sunbeam.  Our customers identify with these national brands, which provide them with a more complete shopping trip.  Throughout the year, we will be evaluating more name brands that are the most popular with our customers and will be adding those that complement our current product mix.

Gross margin improvement continues to be a key focus of the Company, as highlighted above with our Core 5 and Own Brand strategies.  We are aggressively pursuing product sourcing improvements and cost reductions across all product lines in order to drive overall product costs down and in turn raise our gross margin.  Additionally, we have implemented new processes intended to control both promotional and clearance markdowns.  We also continue to make improvements in our loss prevention processes and procedures to control shrinkage in our stores and consequently increase gross margin.

Over the remainder of 2011, we intend to continue with capital improvements in infrastructure, including new stores as well as existing store expansion and remodels, including the 200 Core 5 Program upgrades, distribution center upgrades and further development of our information technology capabilities.  Technology upgrades will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades.

As previously reported in the first quarter press release filed May 26, 2011, the Company expects total sales to increase 2% to 4% during the second quarter.  Comparable store sales are expected to increase 1% to 2% versus an increase of 2.5% in the second quarter last year.  Earnings per diluted share are forecasted to increase 8% to 23% to a range of $0.14 to $0.16 for the second quarter compared with $0.13 per diluted share in the same period last year.  Based on this outlook, the Company continues to expect total earnings per diluted share for 2011 to be in the range of $0.84 to $0.90, representing an increase of 12% to 20% over last year.

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

Other factors that will affect Company performance in 2011 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the protracted elevation in commodity and fuel prices, as well as the unemployment rate continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to wary consumers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2011 and May 1, 2010

Sales
Net sales for the first quarter of 2011 increased to $484.4 million from $471.6 million in 2010, a year-over-year increase of $12.8 million or 2.7%.  On a comparable store basis, sales increased 1.0% ($5.7 million) compared with a 2.2% ($9.9 million) increase in the same period last year.

The Company’s 2011 general merchandise (non-pharmacy) sales increased 3.0% over 2010.  We experienced sales increases in categories such as health and beauty, tobacco, lawn and garden, pet and beverage.

The Company’s pharmacy department sales were 33.6% of total sales ($163.4 million) in 2011 compared to 33.8% of total sales ($159.2 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 2.6% over 2010 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations

During the first quarter, one franchised location closed leaving 23 franchised locations as of April 30, 2011.  Sales to these 23 franchised locations during 2011 decreased to $9.4 million (1.9% of sales) from $9.8 million (2.1% of sales) in 2010.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Pharmaceuticals	33.6%	33.8%
Household Goods	24.6%	24.1%
Food and Tobacco	16.5%	16.3%
Paper and Cleaning Supplies	8.5%	8.6%
Apparel and Linens	7.5%	7.9%
Health and Beauty Aids	7.4%	7.2%
Franchise	1.9%	2.1%
	100.0%	100.0%

For the quarter, comparable store customer traffic increased .5% over last year while the average customer ticket increased .5% to $20.44.

Gross Profit
Gross profit for the quarter increased to $137.9 million in 2011 from $136.9 million in 2010, a year-over-year increase of $1.0 million or 0.7%.  Gross margin, measured as a percentage of sales, decreased to 28.5% in 2011 from 29.0% in 2010.   The deleveraging in gross margin for the quarter resulted primarily from lower pharmacy department reimbursement rates, higher LIFO impact on cost of goods sold, and fuel price increases on inbound freight.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, decreased to $122.8 million in 2011 (25.4% of sales) from $123.8 million in 2010 (26.2% of sales).  This 80 basis point expense leveraging was primarily attributable to a reduction in insurance expense ($1.2 million), professional fees ($1.0 million) and advertising expense ($0.7 million).  This leveraging was offset by deleveraging in depreciation expense ($0.8 million) and supplies expense ($0.7 million).

Operating Income
Operating income increased to $15.1 million in 2011 (3.1% of sales) from $13.2 million in 2010 (2.8% of sales).  The $1.9 million increase in operating income is attributable to the $1.0 million increase in gross profit as described in the Gross Profit section above as well as the $1.0 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for 2011 totaled $.07 million or less than .1% of sales compared to $.05 million which was also less than .1% of sales in 2010.

Income Taxes
The effective income tax rate was 36.8% in 2011 compared to 37.6% in 2010.  The decrease in the effective tax rate was primarily attributable to one year employment tax credits resulting from the New Hire Act.  The year over year benefit was partially offset by reduced federal benefit from Work Opportunity Tax Credits.

Net Income
Net income increased to $9.5 million ($.24 per diluted share) in 2011 from $8.2 million ($.21 per diluted share) in 2010.  The increase in net income is primarily attributable to an increase in gross profit of $1.0 million and a decrease in selling, general and administrative expenses of $1.0 million, which was primarily attributable to a reduction in insurance expense ($1.2 million), professional fees ($1.0 million) and advertising expense ($0.7 million) and partially offset by an increase in depreciation expense ($0.8 million) and supplies expense ($0.7 million).

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $26.6 million during the thirteen week period ended April 30, 2011 compared to $2.8 million in the same period of the prior year.  We generated operating cash flow primarily through $1.3 million more in quarterly income and $8.3 million from our ongoing initiative to better manage our Accounts Payable processes. We also used $6.3 million less to purchase inventory in the first quarter of 2011 versus the same time last year and had $6.3 million less in trade and non-trade receivables.

Cash used in investing activities totaled $16.7 million, and consisted primarily of expenditures related to existing stores ($12.6 million) of which $7.5 million was related to the acquisition of land and building as described in Note 7: Related Party Transactions, pharmacy acquisitions and new store openings ($1.0 million) and technology and other corporate expenditures ($1.5 million). During the first quarter of 2011, we opened one new store and four pharmacy express locations and closed seven underperforming stores and one pharmacy express location.  We also refreshed 56 stores with the new Core 5 elements, bringing the total refreshed over 2010 and 2011 to 256 locations. In 2011, the Company is planning capital expenditures totaling approximately $29.0 million. Expenditures are planned totaling $22.9 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.6 million for technology upgrades and approximately $2.5 million for distribution center equipment and other capital maintenance. Technology upgrades in 2011 will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $18.5 million towards these transactions. In addition, the Company planned expenditures of approximately $12.5 million in 2011 for the acquisition of prescription lists and other pharmacy related items.

Cash used by financing activities totaled $2.0 million and included $2.0 million for the payment of cash dividends and $25.0 thousand for the repurchase of shares and $.1 million for the repayment of debt.  There were $7.6 million in borrowings outstanding at April 30, 2011 related to real estate mortgages compared to $4.2 million at January 29, 2011.  The $3.4 million increase in mortgage debt is attributable to the related party acquisition completed on March 30, 2011 as described in the Note 8: Related Party Transactions.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 16.
•
Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Consequently, all forward-looking statements are qualified by this cautionary statement.  Readers should not place undue reliance on any forward-looking statements.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of April 30, 2011.  We are exposed to financial market risks, including changes in interest rates.  All borrowings under our Revolving Credit Agreement bear interest at 1.5% below prime rate or a LIBOR-based rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended April 30, 2011 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  The judge then vacated the $1.1 million verdict and ordered a new trial on damages. This case is covered by the Company’s General Liability insurance, which has a $250 thousand deductible.

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

Item 1A.  Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through April 30, 2011 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 29, 2011				2,537.8
January 30 - February 26, 2011	-	$-	-	2,537.8
February 27 - April 2, 2011	2.0	$12.50	2.0	2,535.8
April 3, - April 30, 2011	-	$-	-	2,535.8

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 9, 2011	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 9, 2011	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer