Form 10-Q
period 2011-07-30
FREDS INC
filed 2011-09-08
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _________.

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

The registrant had 38,543,422 shares of Class A voting, no par value common stock outstanding as of September 1, 2011.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of July 30, 2011 (unaudited) and January 29, 2011	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	18

Item 4 – Controls and Procedures	18

Part II - Other Information	18-19

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	19
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	July 30, 2011	January 29,
	(unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$46,799	$49,182
Receivables, less allowance for doubtful accounts of $1,253 and $1,218, respectively	28,727	28,146
Inventories	325,438	313,384
Other non-trade receivables	25,457	26,378
Prepaid expenses and other current assets	10,595	12,723
Total current assets	437,016	429,813
Property and equipment, at depreciated cost	157,657	139,931
Equipment under capital leases, less accumulated amortization of $5,025 and $4,967,
respectively	117	-
Intangibles	21,716	22,193
Other noncurrent assets, net	3,221	3,591
Total assets	$619,727	$595,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,512	$81,002
Current portion of indebtedness	360	201
Accrued expenses and other	43,728	45,371
Capital lease obligation	131	-
Deferred income taxes	22,245	21,142
Total current liabilities	163,976	147,716
Long-term portion of indebtedness	7,107	3,969
Deferred income taxes	1,702	2,069
Other noncurrent liabilities	17,149	17,886
Total liabilities	189,934	171,640

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 39,309,107 and 39,363,462 shares issued and outstanding, respectively	126,608	131,367
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	302,313	291,649
Accumulated other comprehensive income	872	872
Total shareholders’ equity	429,793	423,888
Total liabilities and shareholders’ equity	$619,727	$595,528

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$452,690	$449,467	$937,089	$921,114
Cost of goods sold	325,759	323,531	672,216	658,229
Gross profit	126,931	125,936	264,873	262,885

Depreciation and amortization	8,076	7,227	15,849	14,190
Selling, general and administrative expenses	110,587	110,473	225,633	227,277
Operating income	8,268	8,236	23,391	21,418

Interest income	(58)	(60)	(115)	(120)
Interest expense	151	117	278	227
Income before income taxes	8,175	8,179	23,228	21,311

Provision for income taxes	3,089	3,221	8,628	8,162
Net income	$5,086	$4,958	$14,600	$13,149

Net income per share
Basic	$0.13	$0.13	$0.37	$0.34

Diluted	$0.13	$0.13	$0.37	$0.34

Weighted average shares outstanding
Basic	39,134	39,179	39,118	39,164
Effect of dilutive stock options	113	61	104	53
Diluted	39,247	39,240	39,222	39,217

Dividends per common share	$0.05	$0.04	$0.10	$0.08

Comprehensive income:
Net income	$5,086	$4,958	$14,600	$13,149
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$5,086	$4,958	$14,600	$13,149

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income	$14,600	$13,149
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,903	14,190
Net loss on asset disposition	253	258
Provision for store closures and asset impairment	185	-
Stock-based compensation	897	896
Provision for uncollectible receivables	35	212
LIFO reserve increase	1,092	944
Deferred income tax expense (benefit)	627	(833)
Income tax benefit upon exercise of stock options	15	6
(Increase) decrease in operating assets:
Trade and non-trade receivables	(266)	(3,913)
Insurance receivables	26	13
Inventories	(13,331)	(21,722)
Other assets	2,388	545
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	15,011	6,833
Income taxes payable	708	5,507
Other noncurrent liabilities	(806)	(13)
Net cash provided by operating activities	37,337	16,072

Cash flows from investing activities:
Capital expenditures	(27,372)	(13,245)
Proceeds from asset dispositions	17	140
Insurance recoveries for replacement assets	-	47
Asset acquisition, net (primarily intangibles)	(2,559)	(4,405)
Net cash used in investing activities	(29,914)	(17,463)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(213)	(609)
Excess tax charges from stock-based compensation	(15)	(6)
Proceeds from exercise of stock options and employee stock purchase plan	211	257
Repurchase of shares	(5,852)	(2,977)
Cash dividends paid	(3,936)	(3,144)
Net cash used in financing activities	(9,805)	(6,479)

Increase in cash and cash equivalents	(2,382)	(7,870)
Cash and cash equivalents:
Beginning of year	49,181	54,742
End of year	$46,799	$46,872

Supplemental disclosures of cash flow information:
Interest paid	$163	$57
Income taxes paid	$7,210	$2,419

Non-cash investing and financial activities:
Assets acquired through term loan	$3,497	$-
Assets acquired through capital lease	$135	$-

See accompanying notes to consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of July 30, 2011, 674 discount general merchandise stores, including 22 franchised Fred's stores, in 15 states in the southeastern United States.  310 of the stores have full service pharmacies.

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

The results of operations for the thirteen week and twenty-six week periods ended July 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventories, which were approximately $34.2 million and $32.5 million at July 30, 2011 and January 29, 2011, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $25.1 million at July 30, 2011 and $24.0 million at January 29, 2011.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP.  These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight.  The total amount of procurement and storage costs and inbound freight included in merchandise inventory at July 30, 2011 is $20.8 million, with the corresponding amount of $19.5 million at January 29, 2011.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.  A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
			July 30,
	July 30, 2011	July 31, 2010	2011	July 31, 2010

Stock option expense	$82	$152	$251	$323
Restricted stock expense	330	333	559	503
ESPP expense	43	35	87	70
Total stock-based compensation	$455	$520	$897	$896

Income tax benefit on stock-based compensation	$134	$139	$231	$235

The fair value of each option granted during the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock Options
Expected volatility	40.5%	41.7%	41.7%	42.0%
Risk-free interest rate	2.5%	3.1%	2.1%	3.1%
Expected option life (in years)	5.84	5.84	4.67	5.84
Expected dividend yield	0.86%	0.61%	0.93%	0.63%

Weighted average fair value at grant date	$5.29	$4.84	$4.60	$4.86

Employee Stock Purchase Plan
Expected volatility	21.8%	31.5%	21.5%	31.9%
Risk-free interest rate	0.3%	0.6%	0.3%	0.6%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.68%	0.46%	0.51%	0.35%

Weighted average fair value at grant date	$2.94	$2.43	$2.81	$2.31

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 24,026 shares issued during the twenty-six weeks ended July 30, 2011.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of July 30, 2011, there were 1,002,807 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended July 30, 2011:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Life	Value
	Options	Exercise Price	(Years)	(Thousands)

Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	58,817	$13.21
Forfeited / Cancelled	(61,983)	$14.34
Exercised	(10,217)	$10.33
Outstanding at July 30, 2011	905,079	$12.08	2.9	$1,463

Exercisable at July 30, 2011	597,905	$12.51	2.1	$780

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended July 30, 2011 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of July 30, 2011, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $543.4 thousand, which is expected to be recognized over a weighted average period of approximately 3.05 years.  The total fair value of options vested during the twenty-six weeks ended July 30, 2011 was $373.1 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended July 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	155,676	$13.69
Forfeited / Cancelled	(44,782)	$12.99
Vested	(40,051)	$14.16
Non-vested Restricted Stock at July 30, 2011	543,770	$12.72

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 30, 2011 is $7.3 million with a weighted average remaining contractual life of 4.3 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.94 million, which is expected to be recognized over a weighted average period of approximately 7.0 years.  The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 30, 2011 was $575.4 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	July 30, 2011	January 29, 2011
Property and equipment, at cost:

Buildings and building improvements	$110,616	$96,923
Leasehold improvements	66,302	62,504
Automobiles and vehicles	5,312	5,198
Airplane	4,697	4,697
Furniture, fixtures and equipment	241,551	234,710
	428,478	404,032
Less: Accumulated depreciation and amortization	(279,429)	(271,129)
	149,049	132,903
Construction in progress	751	198
Land	7,857	6,830
Total Property and equipment, at depreciated cost	$157,657	$139,931

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

During the first half of fiscal 2011, we utilized $0.3 million of the remaining lease liability for 2008 store closures, leaving $0.4 million in the reserve at July 30, 2011.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at			Ending Balance
	January 29, 2011	Additions	Utilization	July 30, 2011

Lease contract termination liability	$0.7	$-	$0.3	$0.4

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

The following table illustrates the activity in accumulated other comprehensive income:

	Twenty-Six Weeks Ended		Year Ended
(in thousands)	July 30, 2011	July 31, 2010	January 29, 2011

Accumulated other comprehensive income	$872	$904	$872
Amortization of postretirement benefit	-	-	-
Ending balance	$872	$904	$872

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

In February 2011, Atlantic Retail Investors, LLC, purchased the land and building occupied by one of Fred’s stores, bringing the total related party leases to thirteen. The store was purchased by Atlantic Retail Investors, LLC, from an independent landlord/developer.  On March 30, 2011, Fred’s purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million. The Board of Directors approved these transactions based on an evaluation by an independent real estate broker, who concluded that all were acquired at comparable, and favorable, purchase prices to market value and were financially beneficial to Fred’s as the depreciation expense for the newly acquired assets will be less than the future value of the lease payments that would have been due.

In May 2011, Atlantic Retail Investors, LLC, purchased land and buildings occupied by four Fred’s stores, bringing the number of locations leased from Atlantic Retail Investors, LLC to seven.  These stores were purchased by Atlantic Retail Investors, LLC, from a lender who had foreclosed on the independent landlord/developer. The terms and conditions regarding the leases on these locations are consistent in all material respects with the Company’s other store leases.

In June 2011, Fred’s purchased four of the seven leased properties from Atlantic Retail Investors, LLC together with an additional parcel at an existing owned location, for a total consideration of $2.4 million in cash. No mortgage debt was assumed in this transaction. The Board of Directors approved these transactions based on the financial terms that were more favorable to market value and financially beneficial to Fred’s as a result of the depreciation expense on the newly acquired assets being less than the future value of lease payments that would have been due.

As of July 30, 2011, Fred’s is leasing three properties from Atlantic Retail Investors, LLC.  The total rental payments related to related party leases were $276.3 thousand and $639.7 thousand for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

During the second quarter of 2011, we continued the implementation of our key initiatives to differentiate our stores from other small-box discount retailers.  The Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical – are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.

The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  During the second quarter of 2011, we implemented the Core 5 Program in 68 remodeled and upgraded stores, bringing the total completed stores to 332 during 2010 and 2011 to date.  We plan to implement the program in approximately 200 stores during fiscal 2011, bringing the total number of stores during the two year period to over 400 stores.

As mentioned, our Pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. As such, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquiring prescription files, but cold starts will be employed where it makes sense to do so.  During the second quarter, we opened one new pharmacy location in our chain.  During the first half of 2011, we opened four pharmacy express locations and one new pharmacy and closed eight pharmacy locations.

Another key focus in the second quarter of 2011 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers.  Improvement in store in-stock position will continue to be a key initiative in FY 2011, and additional enhancements that are currently in development, both in terms of freight flow processes and in-stock measurement, will be deployed later in the year.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  As of July 30, 2011, we exceeded an Own Brand penetration rate of 18.4% of consumable product sales, and expect that number will continue to grow throughout the year as new Own Brand products are introduced.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in food and health and beauty aids introduced in the second quarter of 2011.

While our private label, or FRED’S Brand products, continues to be a focus in 2011, we also carry several national brands in our stores, such as Coke, Purina, Energizer, Prestone, and Sunbeam.  Our customers identify with these national brands, which provide them with a more complete shopping trip.  Throughout the year, we will be evaluating additional name brands that are the most popular with our customers and will be adding those that complement our current product mix.

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

As previously reported in the second quarter press release filed August 25, 2011, the Company expects total sales to increase 2% to 4% during the third quarter.  Comparable store sales are expected to increase 1% to 3% versus an increase of 1.5% in the third quarter last year.  Earnings per diluted share are forecasted to increase 5% to 15% to a range of $0.21 to $0.23 in the third quarter compared with $0.20 per diluted share in the same period last year.  Based on this outlook, the Company expects total earnings per diluted share for 2011 to be in the range of $0.83 to $0.88, representing an increase of 11% to 17% over last year’s $0.75.

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

Other factors that will affect Company performance in 2011 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the protracted elevation in commodity and fuel prices, as well as the unemployment rate continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination to the price conscious consumer.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 2011 and July 31, 2010

Sales
Net sales for the second quarter of 2011 increased to $452.7 million from $449.5 million in 2010, a year-over-year increase of $3.2 million or 0.7%.  The net sales increase during the quarter was primarily driven by higher pharmacy department sales.  General merchandise (non-pharmacy) sales decreased 0.7% from 2010.  We experienced sales decreases in categories such as electronics, health and beauty, small appliances and home furnishings, which were partially offset by sales increases in direct-to-store food and pet. On a comparable store basis, sales decreased 0.4% ($2.1 million) compared with a 2.5% ($10.5 million) increase in the same period last year.

The Company’s pharmacy department sales were 34.7% of total sales ($156.9 million) in 2011 compared to 33.6% of total sales ($151.2 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 3.8% over 2010 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the second quarter, one franchised location closed leaving 22 franchised locations as of July 30, 2011.  Sales to these 22 franchised locations during 2011 decreased to $8.6 million (1.9% of sales) from $9.0 million (2.0% of sales) in 2010.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Pharmaceuticals	34.7%	33.6%
Household Goods	23.4%	23.9%
Food and Tobacco	17.0%	17.0%
Paper and Cleaning Supplies	8.9%	8.6%
Apparel and Linens	6.7%	7.2%
Health and Beauty Aids	7.4%	7.7%
Franchise	1.9%	2.0%
	100.0%	100.0%

For the quarter, comparable store customer traffic increased 0.1% over last year while the average customer ticket decreased .5% to $19.31.

Gross Profit
Gross profit for the quarter increased to $126.9 million in 2011 from $125.9 million in 2010, a year-over-year increase of $1.0 million or 0.8%.  Gross margin, measured as a percentage of sales was 28.0% in 2011, unchanged from the same quarter last year.  In the quarter, the pressures of the product mix shift and the pharmacy department reimbursement rates were offset by improved markdown and shrink performance.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $118.7 million in 2011 (26.2% of sales) from $117.7 million in 2010 (26.2% of sales).  While selling, general and administrative expenses were controlled as a percent of sales, there were increases in labor ($1.1 million), depreciation and amortization expenses ($.9 million), fuel ($.4 million), insurance expense ($.3 million) and utilities ($.3 million) that were partially offset by decreases in advertising expense ($1.5 million) and store occupancy costs ($.7 million).

Operating Income
Operating income increased to $8.3 million in 2011 (1.8% of sales) from $8.2 million in 2010 (1.8% of sales).  The year-over-year variance is approximately flat and is attributable to the $1.0 million increase in gross profit as described in the Gross Profit section above offset by the $1.0 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for 2011 totaled $.09 million or less than .1% of sales compared to $.06 million which was also less than .1% of sales in 2010.

Income Taxes
The effective income tax rate was 37.8% in 2011 compared to 39.4% in 2010.  The decrease in the effective tax rate was primarily attributable to one year employment tax credits resulting from the New Hire Act.  The year over year benefit was partially offset by reduced federal benefit from Work Opportunity Tax Credits.

Net Income
Net income increased to $5.1 million ($.13 per diluted share) in 2011 from $5.0 million ($.13 per diluted share) in 2010.  The increase in net income is primarily attributable to an increase in gross profit of $1.0 million which was offset by an increase in selling, general and administrative expenses of $1.0 million.  The increase in selling, general and administrative expenses was primarily attributable to increases in labor ($1.1 million), depreciation and amortization expenses ($.9 million), fuel ($.4 million), insurance expense ($.3 million) and utilities ($.3 million) that were partially offset by decreases in advertising expense ($1.5 million) and store occupancy costs ($.7 million).

Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010

Sales
Net sales for the first half of 2011 increased to $937.1 million from $921.1 million in 2010, a year-over-year increase of $16.0 million or 1.7%.  The sales increase resulted primarily from categories such as pharmacy, food, pet, tobacco and lawn and garden, which were partially offset by sales decreases in electronics and home furnishings. On a comparable store basis, sales increased 0.4% ($3.7 million) compared with a 2.3% ($20.3 million) increase in the same period last year.

The Company’s pharmacy department sales were 34.2% of total sales ($320.3 million) in 2011 compared to 33.8% of total sales ($310.5 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 3.2% over 2010 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the first half of 2011, two franchised locations closed leaving 22 franchised locations as of July 30, 2011.  Sales to these 22 franchised locations during 2011 decreased to $18.0 million (1.9% of sales) from $18.8 million (2.0% of sales) in 2010.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Pharmaceuticals	34.2%	33.8%
Household Goods	24.0%	24.0%
Food and Tobacco	16.7%	16.7%
Paper and Cleaning Supplies	8.7%	8.6%
Apparel and Linens	7.1%	7.5%
Health and Beauty Aids	7.4%	7.4%
Franchise	1.9%	2.0%
	100.0%	100.0%

For the first half, comparable store customer traffic increased 0.3% over last year while the average customer ticket was flat to last year at $19.88.

Gross Profit
Gross profit for the first half of 2011 increased to $264.9 million in 2011 from $262.9 million in 2010, a year-over-year increase of $2.0 million or 0.8%.  Gross margin, measured as a percentage of sales was 28.3% in 2011 as compared to 28.5% from last year.  In the first half, the pressures of the product mix shift, the lower pharmacy department reimbursement rates and the fuel price increases on inbound freight were partially mitigated by improved markdown and shrink performance.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization was $241.5 million in 2011 (25.8% of sales) equal to $241.5 million in 2010 (26.2% of sales).  The 40 basis points leveraging as a percent of sales during the quarter was derived by positive expense management of advertising costs ($2.2 million), professional fees ($1.1 million), store occupancy costs ($0.7 million) and insurance expense ($0.9 million) as well as increased labor controls ($0.8 million), which were partially offset by deleveraging in depreciation and amortization expenses ($1.7 million) and fuel ($.9 million).

Operating Income
Operating income increased to $23.4 million in 2011 (2.5% of sales) from $21.4 million in 2010 (2.3% of sales).  The year-over-year variance of $2.0 million is attributable to the $2.0 million increase in gross profit as described in the Gross Profit section above.

Interest Expense, Net
Net interest expense for 2011 totaled $0.2 million or less than .1% of sales compared to $.1 million which was also less than .1% of sales in 2010.

Income Taxes
The effective income tax rate was 37.1% in 2011 compared to 38.3% in 2010.  The decrease in the effective tax rate was primarily attributable to one year employment tax credits resulting from the New Hire Act.  The year over year benefit was partially offset by reduced federal benefit from Work Opportunity Tax Credits.

Net Income

Net income increased to $14.6 million ($.37 per diluted share) in 2011 from $13.1 million ($.34 per diluted share) in 2010.  The increase in net income is primarily attributable to an increase in gross profit of $2.0 million as described in the Gross Profit section above and a reduction in income tax expense of $.5 million related to the decrease in the effective tax rate as described in the Income Taxes section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $37.3 million during the twenty-six week period ended July 30, 2011 compared to $16.1 million in the same period of the prior year.  We generated operating cash flow primarily through $1.5 million more in quarterly income and $8.2 million from our ongoing initiative to better manage our Accounts Payable processes. We also used $8.4 million less to purchase inventory in the first half of 2011 versus the same time last year and had $3.6 million less in trade and non-trade receivables.

Cash used in investing activities totaled $29.9 million, and consisted primarily of expenditures related to existing stores ($21.0 million) of which $10.0 million was related to the acquisition of land and building as described in Note 7: Related Party Transactions, pharmacy acquisitions and new store openings ($2.4 million) and technology and other corporate expenditures ($4.0 million). During the first half of 2011, we opened three new stores and four pharmacy express locations and one new pharmacy.  We also closed seven underperforming stores, eight pharmacy locations and two franchises.  We also refreshed 68 stores with the new Core 5 elements, bringing the total refreshed over 2010 and 2011 to 332 locations. In 2011, the Company is planning capital expenditures totaling approximately $46.5 million. Expenditures are planned totaling $37.3 million for new and existing stores and pharmacies. Planned expenditures also include approximately $5.6 million for technology upgrades and approximately $3.6 million for distribution center equipment and other capital maintenance. Technology upgrades in 2011 will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $30.9 million towards these transactions. In addition, the Company planned expenditures of approximately $13.7 million in 2011 for the acquisition of prescription lists and other pharmacy related items of which $2.6 million has been spent to date.

Cash used by financing activities totaled $9.8 million and included $3.9 million for the payment of cash dividends, $5.9 million for the repurchase of shares and $.2 million for the repayment of debt.  There were $7.5 million in borrowings outstanding at July 30, 2011 related to real estate mortgages compared to $4.2 million at January 29, 2011.  The increase is attributable to $3.4 million of mortgage debt assumed in the related party acquisition completed on March 30, 2011 as described in the Note 8: Related Party Transactions.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Unemployment.
•	Changes in reimbursement practices for pharmaceuticals.

•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 18.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of July 30, 2011.  We are exposed to financial market risks, including changes in interest rates.  We had no borrowings under our Revolving Credit Agreement, which bears interest at LIBOR plus 112.5 basis points.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended July 30, 2011 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  The judge then vacated the $1.1 million verdict and ordered a new trial on damages.  Prior to the new trial commencing, the Company’s insurance carrier settled the matter for $700,000.  This case is covered by the Company’s General Liability insurance, which has a $250 thousand deductible that has been reserved for as of July 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through July 30, 2011 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 29, 2011				2,537.8
January 30 - February 26, 2011	-	$-	-	2,537.8
February 27 - April 2, 2011	2.0	$12.50	2.0	2,535.8
April 3, - April 30, 2011	-	$-	-	2,535.8
May 1, - May 28, 2011	-	$-	-	2,535.8
May 29, - July 2, 2011	256.5	$13.99	256.5	2,279.3
July 3, - July 30, 2011	161.5	$13.86	161.5	2,117.8

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 8, 2011	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 8, 2011	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer