Form 10-Q
period 2011-10-29
FREDS INC
filed 2011-12-08
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2011.
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

The registrant had 37,035,259 shares of Class A voting, no par value common stock outstanding as of December 1, 2011.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 29, 2011 (unaudited) and January 29, 2011	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-nine Weeks Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	18

Item 4 – Controls and Procedures	18

Part II - Other Information	18-19

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 4. Removed and Reserved	19
Item 6. Exhibits	19

Signatures	19
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 29, 2011	January 29,
	(unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$19,978	$49,182
Receivables, less allowance for doubtful accounts of $1,310 and $1,218, respectively	32,158	28,146
Inventories	377,451	313,384
Other non-trade receivables	30,132	26,378
Prepaid expenses and other current assets	14,271	12,723
Total current assets	473,990	429,813
Property and equipment, at depreciated cost	160,850	139,931
Equipment under capital leases, less accumulated amortization of $5,035 and $4,967, respectively	108	-
Intangibles	26,068	22,193
Other noncurrent assets, net	3,331	3,591
Total assets	$664,347	$595,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,742	$81,002
Current portion of indebtedness	362	201
Accrued expenses and other	44,449	45,371
Deferred income taxes	24,019	21,142
Total current liabilities	219,572	147,716
Long-term portion of indebtedness	7,024	3,969
Deferred income taxes	2,134	2,069
Other noncurrent liabilities	20,834	17,886
Total liabilities	249,564	171,640

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,024,756 and 39,363,462 shares issued and outstanding, respectively	104,492	131,367
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	309,419	291,649
Accumulated other comprehensive income	872	872
Total shareholders’ equity	414,783	423,888
Total liabilities and shareholders’ equity	$664,347	$595,528

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$444,378	$435,008	$1,381,467	$1,356,122
Cost of goods sold	308,412	305,261	980,628	963,490
Gross profit	135,966	129,747	400,839	392,632

Depreciation and amortization	8,463	7,502	24,312	21,692
Selling, general and administrative expenses	113,944	110,588	339,577	337,865
Operating income	13,559	11,657	36,950	33,075

Interest income	(34)	(58)	(149)	(178)
Interest expense	134	106	412	333
Income before income taxes	13,459	11,609	36,687	32,920

Provision for income taxes	4,427	3,791	13,055	11,953
Net income	$9,032	$7,818	$23,632	$20,967

Net income per share
Basic	$0.24	$0.20	$0.61	$0.54

Diluted	$0.24	$0.20	$0.61	$0.54

Weighted average shares outstanding
Basic	37,618	39,061	38,617	39,129
Effect of dilutive stock options	51	53	87	52
Diluted	37,669	39,114	38,704	39,181

Dividends per common share	$0.05	$0.04	$0.15	$0.12

Comprehensive income:
Net income	$9,032	$7,818	$23,632	$20,967
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$9,032	$7,818	$23,632	$20,967

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$23,632	$20,967
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,312	21,692
Net loss on asset disposition	319	574
Provision for store closures and asset impairment	151	300
Stock-based compensation	1,338	1,544
Provision for uncollectible receivables	92	275
LIFO reserve increase	1,598	2,220
Deferred income tax expense (benefit)	2,746	(438)
Income tax benefit upon exercise of stock options	18	4
(Increase) decrease in operating assets:
Trade and non-trade receivables	(6,967)	(7,554)
Insurance receivables	26	1,208
Inventories	(65,816)	(68,796)
Other assets	(1,288)	(3,608)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	68,963	45,611
Income taxes payable	(690)	5,123
Other noncurrent liabilities	2,901	1,767
Net cash provided by operating activities	51,335	20,889

Cash flows from investing activities:
Capital expenditures	(37,471)	(20,123)
Proceeds from asset dispositions	119	161
Insurance recoveries for replacement assets	-	88
Asset acquisition, net (primarily intangibles)	(8,685)	(10,279)
Net cash used in investing activities	(46,037)	(30,153)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(426)	(671)
Excess tax charges from stock-based compensation	(18)	(4)
Proceeds from exercise of stock options and employee stock purchase plan	287	366
Repurchase of shares	(28,482)	(2,989)
Cash dividends paid	(5,863)	(4,718)
Net cash used in financing activities	(34,502)	(8,016)

Increase in cash and cash equivalents	(29,204)	(17,280)
Cash and cash equivalents:
Beginning of year	49,182	54,742
End of year	$19,978	$37,462

Supplemental disclosures of cash flow information:
Interest paid	$263	$155
Income taxes paid	$11,504	$6,953

Non-cash investing and financial activities:
Assets acquired through term loan	$3,497	$-
Assets acquired through capital lease	$135	$-

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of October 29, 2011, 683 discount general merchandise stores, including 22 franchised Fred's stores, in 15 states in the southeastern United States.  There are 315 full service pharmacy departments located within our discount general merchandise stores.

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

The results of operations for the thirteen week and thirty-nine week periods ended October 29, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventory, which was approximately $36.8 million and $32.5 million at October 29, 2011 and January 29, 2011, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $25.6 million at October 29, 2011 and $24.0 million at January 29, 2011.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP.  These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight.  The total amount of procurement and storage costs and inbound freight included in merchandise inventory at October 29, 2011 is $23.5 million, with the corresponding amount of $19.5 million at January 29, 2011.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.  A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Stock option expense	$101	$111	$352	$435
Restricted stock expense	297	301	856	803
ESPP expense	43	36	130	106
Total stock-based compensation	$441	$448	$1,338	$1,344

Income tax benefit on stock-based compensation	$121	$126	$352	$361

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock Options
Expected volatility	40.5%	42.4%	41.4%	42.1%
Risk-free interest rate	1.5%	2.7%	1.9%	3.0%
Expected option life (in years)	5.84	5.84	4.96	5.84
Expected dividend yield	0.86%	0.71%	0.91%	0.65%

Weighted average fair value at grant date	$4.13	$5.34	$4.49	$4.96

Employee Stock Purchase Plan
Expected volatility	31.5%	32.0%	24.8%	31.9%
Risk-free interest rate	0.3%	0.6%	0.3%	0.6%
Expected option life (in years)	0.75	0.75	0.5	0.5
Expected dividend yield	1.02%	0.69%	0.68%	0.46%

Weighted average fair value at grant date	$3.59	$2.64	$3.07	$2.42

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.  There were 41,154 shares issued during the thirty-nine weeks ended October 29, 2011.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 29, 2011, there were 985,679 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 29, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	78,478	$12.57
Forfeited / Cancelled	(179,583)	$14.49
Exercised	(10,217)	$11.23
Outstanding at October 29, 2011	807,140	$11.70	3.1	$954

Exercisable at October 29, 2011	538,703	$11.89	2.4	$575

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended October 29, 2011 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of October 29, 2011, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $483.9 thousand, which is expected to be recognized over a weighted average period of approximately 3.13 years.  The total fair value of options vested during the thirty-nine weeks ended October 29, 2011 was $625.6 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 29, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	187,454	$13.30
Forfeited / Cancelled	(51,868)	$12.74
Vested	(59,331)	$13.58
Non-vested Restricted Stock at October 29, 2011	549,182	$12.67

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 29, 2011 is $6.8 million with a weighted average remaining contractual life of 4.2 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.91 million, which is expected to be recognized over a weighted average period of approximately 6.5 years.  The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 29, 2011 was $813.4 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	October 29, 2011	January 29, 2011
Property and equipment, at cost:

Buildings and building improvements	$111,377	$96,923
Leasehold improvements	69,641	62,504
Automobiles and vehicles	5,245	5,198
Airplane	4,697	4,697
Furniture, fixtures and equipment	246,934	234,710
	437,894	404,032
Less: Accumulated depreciation and amortization	(285,164)	(271,129)
	152,730	132,903
Construction in progress	263	198
Land	7,857	6,830
Total Property and equipment, at depreciated cost	$160,850	$139,931

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

During the first three quarters of fiscal 2011, we incurred an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures.  We also utilized $0.4 million, leaving $0.4 million in the reserve at October 29, 2011.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at January 29, 2011	Additions	Utilization	Ending Balance October 29, 2011

Lease contract termination liability	$0.7	$0.1	$0.4	$0.4

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirty-Nine Weeks Ended		Year Ended
(in thousands)	October 29, 2011	October 30, 2010	January 29, 2011

Accumulated other comprehensive income	$872	$904	$872
Amortization of postretirement benefit	-	-	-
Ending balance	$872	$904	$872

NOTE 7: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owned the land and buildings occupied by thirteen Fred’s stores, until March 2011 when, as described below, a portion of these properties were purchased by the Company.  The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords.

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

As of October 29, 2011, Fred’s is leasing three properties from Atlantic Retail Investors, LLC.  The total rental payments related to related party leases were $362.3 thousand and $923.5 thousand for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Executive Overview

During the third quarter of 2011, we continued the implementation of our key initiatives to differentiate our stores from other small-box discount retailers.  The Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition.  The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical – are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors.  Additionally, these categories have high household penetration and resonate with customers across multiple demographics.  This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.

The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories.  The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter.  During the third quarter of 2011, we implemented the Core 5 Program in 79 stores, bringing the total completed stores to 411 over the past two years; 203 during 2011 and 208 in 2010.

As mentioned previously, our Pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. As such, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets.   Our emphasis will continue to be on acquiring prescription files, but cold starts will be employed where it makes sense to do so.  During the third quarter, we opened seven store and six express pharmacy locations and closed one store and three express pharmacy locations in our chain.  During the first nine months of 2011, we opened ten store and ten express pharmacy locations and closed eight store and four express pharmacy locations.  Two franchise locations were also closed during the first nine months.

Another key focus in the third quarter of 2011 has been improvement of our store in-stock position.  Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores.  As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers.  Improvements in store in-stock position during the year have been a factor in increasing store sales, as well as improving customer service scores. Improvements being made in the freight flow process will drive higher store in-stock results during the fourth quarter of 2011 and beyond.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  As of October 29, 2011, our Own Brand penetration rate is 19.1% of consumable product sales, which is relatively flat with last year.  We see this as a positive during this year considering the sales mix shift toward basic and consumable products and the strong increase in national brand sales.  Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”.  We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in food and health and beauty aids introduced in the third quarter of 2011.

While our private label, or FRED’S Brand products, continues to be a focus in 2011, we also carry many national brands in our stores, including products such as Coke, Purina, Energizer, Prestone, and Sunbeam.  Our customers identify with these national brands, which provide them with a more complete shopping trip.  On an ongoing basis, we will continue to evaluate additional national brands that are the most popular with our customers and will be adding those that complement our current product mix.

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

Over the remainder of 2011, we intend to continue with capital improvements in infrastructure, including new stores and pharmacies, store remodels, distribution center upgrades and further development of our information technology capabilities.  During the fourth quarter, the Company expects to open between 12 and 14 new stores.  It is expected that 10 to 12 will have pharmacies at the time of opening. Technology upgrades will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades.

As previously reported in the third quarter press release filed November 22, 2011, the Company expects total sales to increase 2% to 4% during the fourth quarter.  Comparable store sales are expected to increase 1% to 3% versus an increase of 2.3% in the fourth quarter last year.  Earnings per diluted share are forecasted to increase 5% to 23% to a range of $0.23 to $0.27 in the fourth quarter compared with $0.22 per diluted share in the same period last year.  Based on this outlook, the Company expects total earnings per diluted share for 2011 to be in the range of $0.84 to $0.88, representing an increase of 12% to 17% over last year’s $0.75.

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

Other factors that will affect Company performance in 2011 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates.  Additionally, we believe that the protracted elevation in commodity and fuel prices, as well as the unemployment rate continues to place tremendous economic pressure on the consumer.  However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination for the price conscious consumer.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2011 and October 30, 2010

Sales
Net sales for the third quarter of 2011 increased to $444.4 million from $435.0 million in 2010, a year-over-year increase of $9.4 million or 2.2%.  The net sales increase during the quarter was driven by both higher pharmacy and store sales.  General merchandise (non-pharmacy) sales increased 1.8% from 2010.  We experienced sales increases primarily from categories such as food and pet, which were partially offset by sales decreases in home furnishings.  On a comparable store basis, sales increased 1.5% on top of the 1.5% increase in the same period last year.

The Company’s pharmacy department sales were 36.7% of total sales ($163.6 million) in 2011 compared to 36.2% of total sales ($158.9 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 3.0% over 2010 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to the 22 franchised locations during the quarter decreased to $9.5 million (2.1% of sales) from $9.6 million (2.2% of sales) in 2010.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
Pharmaceuticals	36.7%	36.2%
Household Goods	20.3%	20.5%
Food and Tobacco	17.8%	17.2%
Paper and Cleaning Supplies	9.3%	9.4%
Health and Beauty Aids	7.6%	7.5%
Apparel and Linens	6.2%	7.0%
Franchise	2.1%	2.2%
	100.0%	100.0%

For the quarter, comparable store customer traffic increased 1.7% over last year while the average customer ticket decreased to $19.42 from $19.47 in 2010.

Gross Profit
Gross profit for the quarter increased to $136.0 million in 2011 from $129.7 million in 2010, a year-over-year increase of $6.3 million or 4.8%.  Gross margin, measured as a percentage of sales was 30.6% in 2011, compared with 29.8% in the same quarter last year.  The 80 basis point improvement was driven by controlling general merchandise markdowns and higher pharmacy department gross margin.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $122.4 million in 2011 (27.6% of sales) from $118.1 million in 2010 (27.1% of sales).  Selling, general and administrative expenses deleveraged 50 basis points as a percent of sales due to increases in insurance expense ($1.6 million), depreciation and amortization expenses ($1.0 million), utilities ($.5 million) and repairs and maintenance ($.5 million).

Operating Income
Operating income increased to $13.6 million in 2011 (3.0% of sales) from $11.7 million in 2010 (2.7% of sales).  The year-over-year favorable variance is attributable to the $6.3 million increase in gross profit as described in the Gross Profit section above offset by the $4.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for 2011 totaled $.1 million or less than .1% of sales compared to $.05 million which was also less than .1% of sales in 2010.

Income Taxes
The effective income tax rate was 32.9% in 2011 compared to 32.7% in 2010.

Net Income
Net income increased to $9.0 million ($0.24 per diluted share) in 2011 from $7.8 million ($0.20 per diluted share) in 2010.  The increase in net income is primarily attributable to an increase in gross profit of $6.3 million which was offset by an increase in selling, general and administrative expenses of $4.3 million as detailed in the Selling, General and Administrative section above.

Thirty-nine Weeks Ended October 29, 2011 and October 30, 2010

Sales
Net sales for the first nine months of 2011 increased to $1.381 billion from $1.356 billion in 2010, a year-over-year increase of $25.3 million or 1.9%.  The sales increase resulted primarily from categories such as food, pet, paper and chemical and beverage which were partially offset by sales decreases in electronics and home furnishings. On a comparable store basis, sales increased 0.7% ($9.0 million) compared with a 2.0% ($26.1 million) increase in the same period last year.

The Company’s pharmacy department sales were 35.0% of total sales ($484.0 million) in 2011 compared to 34.5% of total sales ($469.3 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 3.1% over 2010 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the first nine months of 2011, two franchised locations closed leaving 22 franchised locations as of October 29, 2011.  Sales to these 22 franchised locations during 2011 decreased to $27.5 million (2.0% of sales) from $28.5 million (2.1% of sales) in 2010.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Pharmaceuticals	35.0%	34.5%
Household Goods	22.8%	22.9%
Food and Tobacco	17.0%	16.8%
Paper and Cleaning Supplies	8.9%	8.9%
Health and Beauty Aids	7.5%	7.5%
Apparel and Linens	6.8%	7.3%
Franchise	2.0%	2.1%
	100.0%	100.0%

For the first nine months, comparable store customer traffic increased 0.7% over last year while the average customer ticket decreased 0.1% to $19.73 from $19.74 in 2010.

Gross Profit
Gross profit for the first nine months of 2011 increased to $400.8 million in 2011 from $392.6 million in 2010, a year-over-year increase of $8.2 million or 2.1%.  Gross margin, measured as a percentage of sales remained flat at 29.0% in 2011 when compared to the same time period last year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization was $363.9 million in 2011 (26.3% of sales) compared to $359.6 million in 2010 (26.5% of sales).  The 20 basis points leveraging as a percent of sales during the year resulted from management of advertising costs ($2.1 million), professional fees ($1.4 million) and property rental expenses ($0.7 million), which were partially offset by deleveraging in depreciation and amortization expenses ($2.6 million) and fuel ($1.2 million).

Operating Income
Operating income increased to $37.0 million in 2011 (2.7% of sales) from $33.1 million in 2010 (2.4% of sales).  The year-over-year variance of $3.9 million is attributable to the $8.2 million increase in gross profit as described in the Gross Profit section above offset by the $4.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for 2011 totaled $0.3 million or less than .1% of sales compared to $.2 million which was also less than .1% of sales in 2010.

Income Taxes
The effective income tax rate was 35.6% in 2011 compared to 36.3% in 2010.  The decrease in the effective tax rate was primarily attributable to one year employment tax credits resulting from the New Hire Act.  The year over year benefit was partially offset by reduced federal benefit from Work Opportunity Tax Credits.

Net Income
Net income increased to $23.6 million ($.61 per diluted share) in 2011 from $21.0 million ($.54 per diluted share) in 2010.  The increase in net income is primarily attributable to an increase in gross profit of $8.2 million driven by the sales increase of $25.3 million year over year as described in the sales section above and a reduction in income tax expense of $1.1 million related to the decrease in the effective tax rate as described in the Income Taxes section above.  This favorability was offset by a $4.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $51.3 million during the thirty-nine week period ended October 29, 2011 compared to $20.9 million in the same period of the prior year.  We generated operating cash flow primarily through $2.7 million more in annual income and $23.3 million from our ongoing initiative to better manage our Accounts Payable processes. We also used $3.0 million less to purchase inventory in the first nine months of 2011 versus the same time last year and had $0.6 million less in trade and non-trade receivables.

Cash used in investing activities totaled $46.0 million, and consisted primarily of expenditures related to existing stores ($28.0 million) of which $10.0 million was related to the acquisition of land and building as described in Note 7: Related Party Transactions, pharmacy acquisitions and new store openings ($4.6 million) and technology and other corporate expenditures ($4.8 million). During the first nine months of 2011, we opened ten new stores and ten pharmacy express locations.  We also closed eight underperforming stores, re-located three pharmacy locations, closed one pharmacy location and closed two franchises.  We also refreshed 79 stores with the Core 5 elements, bringing the total number of stores refreshed during 2010 and 2011 to 411 locations. In 2011, the Company is planning capital expenditures totaling approximately $44.2 million. Expenditures are planned totaling $38.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.8 million for technology upgrades and approximately $2.4 million for distribution center equipment and other capital maintenance. Technology upgrades in 2011 will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $3.0 million towards these transactions. In addition, the Company planned expenditures of approximately $12.5 million in 2011 for the acquisition of prescription lists and other pharmacy related items of which $8.7 million has been spent to date.

Cash used by financing activities totaled $34.5 million and included $5.9 million for the payment of cash dividends, $28.5 million for the repurchase of shares and $.4 million for the repayment of debt.  The acceleration of the share repurchase during the year was due to the Company having sufficient working capital to support our operating needs coupled with the belief that the stock was trading below its intrinsic value.  There was $7.4 million in debt outstanding at October 29, 2011 related to real estate mortgages compared to $4.2 million at January 29, 2011.  The increase is attributable to $3.5 million of mortgage debt assumed in the related party acquisition completed on March 30, 2011 as described in the Note 7: Related Party Transactions.

We believe that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations and, if necessary, we have the ability to obtain additional financing.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of October 29, 2011.  We are exposed to financial market risks, including changes in interest rates.  We had no borrowings under our Revolving Credit Agreement, which bears interest at LIBOR plus 100 basis points.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 29, 2011 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, the Company did not feel that a loss in this matter was probable or could be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  The judge then vacated the $1.1 million verdict and ordered a new trial on damages.  Prior to the new trial commencing, the Company’s insurance carrier settled the matter for $700,000.  This case is covered by the Company’s General Liability insurance, which has a $250,000 deductible that has been reserved for.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through October 29, 2011 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 29, 2011				2,537.8
January 30 - February 26, 2011	-	$-	-	2,537.8
February 27 - April 2, 2011	2.0	$12.50	2.0	2,535.8
April 3, - April 30, 2011	-	$-	-	2,535.8
May 1, - May 28, 2011	-	$-	-	2,535.8
May 29, - July 2, 2011	256.5	$13.99	256.5	2,279.3
July 3, - July 30, 2011	161.5	$13.86	161.5	2,117.8
July 31, - August 27, 2011	473.4	$11.00	473.4	1,644.4
August 28, - October 1, 2011	1,331.7	$11.21	1,331.7	312.7
October 2, - October 29, 2011	222.7	$11.04	222.7	90.0

Item 4.  Removed and Reserved

Item 6.  Exhibits

Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: December 8, 2011	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: December 8, 2011	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer