Form 10-K
period 2012-01-28
FREDS INC
filed 2012-04-12
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-14565

FRED’S, INC.

(Exact Name of Registrant as Specified in its Charter)

TENNESSEE (State or Other Jurisdiction of Incorporation or Organization)	62-0634010 (I.R.S. Employer Identification Number)

4300 New Getwell Road
MEMPHIS, TENNESSEE 38118
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (901) 365-8880

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Class A Common Stock, no par value Share Purchase Rights	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on July 30, 2011 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $514 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 5, 2012, there were 37,229,727 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 5, 2012, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2012 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.

FORM 10-K

TABLE OF CONTENTS

Page No.
PART I

ITEM 1. — Business	4
ITEM 1A. — Risk Factors	10
ITEM 1B. — Unresolved Staff Comments	13
ITEM 2. — Properties	14
ITEM 3. — Legal Proceedings	14
ITEM 4. — Mine Safety Disclosures	15

PART II

ITEM 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
ITEM 6. — Selected Financial Data	18
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk	30
ITEM 8. — Financial Statements and Supplementary Data	32
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	53
ITEM 9A. — Controls and Procedures	53
ITEM 9B. — Other Information	55

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance	55
ITEM 11. — Executive Compensation	56
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
ITEM 13. — Certain Relationships and Related Transactions and Director Independence	56
ITEM 14. — Principal Accountant Fees and Services	57

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules	57
SIGNATURES	62
EXHIBIT INDEX
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Cautionary Statement Regarding Forward-looking Information

Other than statements based on historical facts, many of the matters discussed in this Form 10-K relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred's Inc. (“Fred's” or the “Company”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

PART I

ITEM 1: Business

General

Fred's, founded in 1947, operates 679 Company owned discount general merchandise stores, including 41 express stores as of January 28, 2012 in fifteen states primarily in the southeastern United States. In addition to the Company owned stores, there were 21 franchised "Fred's" stores. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 82% of Fred's stores are in markets with populations of 15,000 or fewer people). There were 325 full service pharmacies, which are included in the Company owned and express stores. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations and consumer friendly sizes, consistent availability of products at everyday low prices and regularly advertised departmental promotions and seasonal specials. Fred's full-service stores have average selling space of 15,031 square feet and had average sales of $2,766,000 in fiscal 2011. No single store accounted for more than 1.0% of net sales during fiscal 2011.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009, as used herein, refer to the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The fiscal years 2011, 2010 and 2009 each had 52 weeks.

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

Wide variety of frequently purchased, basic merchandise — Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacies in many of its stores.

Discount prices — The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while minimizing the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail, television, radio and newspaper advertising.

Convenient shopper-friendly environment — Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 48% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's stores are of a manageable size, and have a customer-centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of our stores, we provide a full selection of merchandise to our customer.

Expansion Strategy

In 2012, the Company plans a moderate expansion approach and intends to open approximately 22-28 stores and the same number of pharmacies and close an estimated 10 stores and 5 pharmacies.

The Company expects that expansion will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area. As part of the Company’s continuing operations and based upon an analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores.

Fred's opened 43 stores and Xpress stores and closed 17 during 2011. The majority of new stores opened in 2011 were located in Mississippi and Georgia. The Company’s new store prototype normally has 16,000 square feet of space. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second generation locations that may alter the size and layout of our typical build-to-suit store. Opening a new store currently costs between $450,000 and $600,000 for inventory, furniture, fixtures, equipment and leasehold improvements.

In 2011, the Company added 24 new pharmacies and closed 12 pharmacies. Approximately 46% of Fred's stores as of January 28, 2012 contain a pharmacy and sell prescription drugs. The Company’s primary strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will become an employee of Fred's, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2011	2010	2009	2008	2007
Full-service stores open at the beginning of the year	620	615	617	671	652
Full-service stores opened/acquired	26	12	7	19	38
Full-service stores closed	(8)	(7)	(9)	(73)	(19)
Full-service stores open at the end of the year	638	620	615	617	671

Xpress stores open at the beginning of the year	33	30	22	21	25
Xpress stores opened/acquired	17	13	9	5	2
Xpress stores closed	(2)	-	-	(1)	(1)
Xpress stores converted to full-service stores	(7)	(10)	(1)	(3)	(5)
Xpress stores open at the end of the year	41	33	30	22	21

Total Company owned stores	679	653	645	639	692

Franchise stores at end of period	21	24	24	24	24

Total stores	700	677	669	663	716

Number of stores with pharmacies at the end of the year (1)	325	313	307	284	296

Total selling square feet of full-service stores (in thousands)	9,590	9,350	9,360	9,323	10,215

Average selling square feet per full-service store	15,031	15,081	15,220	15,110	15,224

   (1) Pharmacies are included in the count of full-service and Xpress stores.

Fred's “Xpress” Designation: The term “Xpress” is given to a location that is intended to transition to a typical Fred's store. These locations range in size from 1,000 to 5,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell only pharmaceuticals and other health and beauty related items. Xpress locations usually originate from an acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. The Xpress designation is not a business strategy or a new line of business. It is simply a way of describing a small number of atypical stores in our chain that are awaiting conversion to a typical larger Fred's store layout. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.

Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of totals sales, for 2011, 2010 and 2009 were 4.2%, 3.8% and 3.0%, respectively and gross profit, as a percentage of total gross profit, for the same time period was 3.6%, 3.5% and 2.8%, respectively.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 65 year history, enables the Company to compete very effectively within its region.

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

Purchasing

The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by two Executive Vice Presidents and General Merchandise Managers through five Divisional Senior Vice Presidents of Merchandising. The Merchandising Department is supported by a staff of 30 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon various factors primarily relating to gross margin return on inventory, all of which are intended to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising Division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each Merchandising Department develops vendor line reviews, assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2011 approximately 5.7% of the Company’s total purchases were from Procter and Gamble, our largest general merchandise vendor. Procter and Gamble purchases were 5.0% in 2010 and 5.8% in 2009. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

During 2011, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2011, 2010 and 2009 approximately 40%, 38% and 38%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2015. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2011, 2010 and 2009.

Sales Mix

The Company’s sales, which occur through Company owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Pharmaceuticals	34.9%	34.1%	33.5%
Household Goods	23.3%	24.1%	23.4%
Food and Tobacco Products	16.8%	16.2%	16.2%
Paper and Cleaning Supplies	8.7%	8.6%	9.2%
Health and Beauty Aids	7.4%	7.4%	7.6%
Apparel and Linens	6.9%	7.6%	7.9%
Sales to Franchised Fred's Stores	2.0%	2.0%	2.2%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacies and/or a full-line of apparel. In 2011, the average customer transaction size for comparable stores was approximately $19.96, and the number of customer transactions totaled approximately 90 million. The average transaction size was approximately $20.00 in 2010 and $19.29 in 2009, and the customer transactions totaled approximately 89 million in 2010 and 2009.

Our Fred's Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 9.0% of total store sales in 2011 compared to 9.0% in 2010 and 8.2% in 2009. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2011 strategic plan, we expanded our private label program and plan to continue that expansion in 2012. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company sells merchandise to its 21 franchised “Fred's” stores. These sales during the last three years totaled approximately $36.1 million in 2011, $37.4 million in 2010 and $38.4 million in 2009. Franchise and other fees earned totaled approximately $1.8 million in 2011, $2.0 million in 2010 and $2.1 million in 2009. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.0% of net sales in 2011, compared to 1.2% in 2010 and 2009. The Company uses direct mail, television, radio and select newspaper advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. In 2011, we expanded our marketing to include email and social media. Additionally, the Company retains an outside advertising agency to assist with radio and television promotions, and to develop and implement the Company’s branding strategy.

The Company’s merchants have the discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create impactful in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

All Fred's stores are open six days a week (Monday through Saturday), and most stores are open seven days a week (excluding the pharmacy). Store hours are generally from 9:00 a.m. to 9:00 p.m.; however, certain stores are only open until 6:00 p.m. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a full-time pharmacist. The Company’s 40 district managers and five Regional Vice Presidents supervise the management and operation of Fred's stores.

Fred's operates 325 pharmacies (as of January 28, 2012), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 12 healthcare managers. The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the Pharmacy Department, in addition to the 44 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.

The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. Various factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. The Merchandising arm of the system uses the data received from the stores to provide integrated inventory management, automated replenishment, promotional planning, space management, and merchandise planning. Additionally, the company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores. The Company conducts annual physical inventory counts at all Fred's stores and has implemented the use of radio frequency devices ("RF guns") to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 383 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 317 stores (see “Properties” below). Approximately 43% of the merchandise received by Fred's stores in 2011 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

Seasonality

Our business is somewhat seasonal in that the Company’s sales volume is heavier around the first of the calendar month in addition to the peak Christmas selling season. Many of the customers who shop at Fred's stores rely on government aid, social security, and other means that are typically paid at the first of the month. These governmental payment cycles, coupled with the distribution of our newspaper-advertising circular are major factors in concentrating sales earlier in the calendar month.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
January 28, 2012
Net Sales	25.8%	24.1%	23.6%	26.5%
Gross Profit	25.6%	23.6%	25.2%	25.6%
Operating Profit	29.5%	16.2%	26.5%	27.8%
Net Income	28.5%	15.2%	27.0%	29.3%

January 29, 2011
Net Sales	25.6%	24.4%	23.6%	26.4%
Gross Profit	26.0%	23.9%	24.6%	25.5%
Operating Profit	28.2%	17.6%	25.0%	29.2%
Net Income	27.7%	16.8%	26.4%	29.1%

January 30, 2010
Net Sales	25.6%	24.3%	23.6%	26.5%
Gross Profit	25.8%	24.2%	24.6%	25.4%
Operating Profit	35.5%	21.2%	19.9%	23.4%
Net Income	36.2%	18.0%	21.3%	24.5%

Employees

At January 28, 2012, the Company had approximately 5,135 full-time and 5,433 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three (3) year collective bargaining agreement. The current bargaining agreement went into effect on July 1, 2011. The Company believes that it continues to have good relations with all of its employees.

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

Government Regulation

As a publicly traded Company, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), as well as the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2011, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Available Information

Our website address is http://www.fredsinc.com. We make available through this website, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC. Also included free of charge on our website is the Company’s Code of Business Conduct and Ethics, Vendor Code of Conduct and our committee charters.

ITEM 1A. Risk Factors

Investors are encouraged to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to Fred's securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of Fred's securities could decline, and investors might lose all or part of their investment.

Our business is somewhat seasonal.

We typically realize a significant portion of our net sales during the Christmas selling season in the fourth quarter in addition to the heavier sales volume we experience around the first of the calendar month.  Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below seasonal norms.  If for any reason our fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

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

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 28, 2012 and January 29, 2011, pharmaceutical sales were 34.9% and 34.1% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Additionally, and in light of a worsening economy and recent healthcare legislation, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

On April 2, 2012, Express Scripts, Inc. ("Express Scripts") completed its acquisition of Medco Health Solutions, Inc. ("Medco"), creating the largest pharmacy benefit manager ("PBM") in the United States. Prescriptions for both Express Scripts and Medco are filled in our pharmacies. Federal lawsuits have been filed to stop the merger. If unsuccessful, the creation of this giant PBM could adversely affect the profitability of prescriptions covered by these two PBMs as well as others as they react to increasing market pressures.

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

The lingering economic downturn could have an adverse impact of our business and profitability. Many consumers have suffered financial hardship as a result of job losses, foreclosures, or their inability to obtain short-term financing, all of which could negatively affect their ability to shop in our stores and buy our products. Additionally, decreased consumer demand resulting from a pronounced negative consumer sentiment and an increasing personal savings rate could also negatively affect our sales and profits. Also, our ability to obtain financing, should the need arise outside of our current contractual credit facility, could be at risk due to tightened lending practices resulting from the continuing economic challenges in the United States.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 28, 2012, the geographical distribution of the Company’s 679 retail store locations in 15 states was as follows:

State	Number of Stores
Mississippi	123
Georgia	117
Alabama	92
Tennessee	90
Arkansas	72
South Carolina	55
Louisiana	52
North Carolina	21
Texas	17
Kentucky	15
Florida	11
Illinois	6
Missouri	6
Indiana	1
Oklahoma	1
679

The Company owns the real estate and the buildings for 88 locations, of which 7 are closed, 8 are subleased and 5 are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 591 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 25,000 square feet. Three hundred and sixty-six of the locations are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains approximately 850,000 square feet of distribution center space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a total of approximately 1,000 to 1,100 stores.

ITEM 3: Legal Proceedings

In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with Financial Accounting Standards Board (“FASB”) ASC 450, “Contingencies”, management concluded a loss in the matter was not probable or could not be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  This case is covered by the Company’s General Liability insurance, which has a $250,000 deductible.  On or about February 4, 2011, the trial judge set aside a verdict amount as being excessive but left in effect the percentage of fault and ordered a new trial on damages only.  On or about June 20, 2011, the Company, through its insurance carrier, verbally agreed to settle the lawsuit for $700,000, which was paid in the second quarter of 2011. As a result, on or about July 28, 2011, the Court issued a judgment of dismissal with prejudice.

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have been filed, but the court has not ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter. In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or can be reasonably estimated. Therefore, we have not recorded a liability for this case.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is remote that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2011 and fiscal 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2011
High	$14.30	$14.74	$13.52	$15.26
Low	$12.02	$13.10	$10.27	$11.54
Dividends	$0.05	$0.05	$0.05	$0.05

Fiscal 2010
High	$14.39	$14.30	$12.98	$14.40
Low	$9.07	$10.16	$10.36	$11.70
Dividends	$0.04	$0.04	$0.04	$0.04

The Company’s stock price at the close of the market on April 5, 2012 was $13.89. As of April 5, 2012, there were approximately 12,000 shareholders, including beneficial owners holding shares in nominee or street name. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $.05, a 25 % increase. For the fourth consecutive year, on February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $.06, a 20% increase. The Company has paid cash dividends on its common stock since 1993.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 28, 2012, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Stock option plans approved by security holders	795,376	$11.52	1,200,159
Employee stock purchase plan	4,186	$12.29	974,307
Equity Compensation plans not approved by security holders	-	-	-
Total	799,562	$11.52	2,174,466

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company at January 28, 2012 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 29, 2011				2,537.8
January 30 - February 26, 2011	-	$-	-	2,537.8
February 27 - April 2, 2011	2.0	$12.50	2.0	2,535.8
April 3, - April 30, 2011	-	$-	-	2,535.8
May 1, - May 28, 2011	-	$-	-	2,535.8
May 29, - July 2, 2011	256.5	$13.97	256.5	2,279.3
July 3, - July 30, 2011	161.5	$13.84	161.5	2,117.8
July 31, - August 27, 2011	473.4	$11.00	473.4	1,644.4
August 28, - October 1, 2011	1,331.7	$11.21	1,331.7	312.7
October 2, - October 29, 2011	222.7	$11.04	222.7	90.0
October 30, - November 26, 2011	-	$-	-	90.0
November 27, - December 31, 2011	-	$-	-	90.0
January 1, - January 28, 2012	-	$-	-	90.0

 On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares.

The remainder of the information required by this item is incorporated herein by reference to our 2011 annual report to shareholders.

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Consolidated Financial Statements and Notes (Item 8), and the Forward-Looking Statement/Risk Factors disclosures (Item 1).

(dollars in thousands, except per share amounts and store data)
	2011	2010	2009	2008 [2]	2007 [2]
Statement of Income Data:

Net sales	$1,879,059	$1,841,755	$1,788,136	$1,798,840	$1,780,923
Operating income	51,155	46,718	38,494	26,318	16,457
Income before income taxes	50,758	46,528	38,201	25,910	15,664
Provision for income taxes	17,330	16,941	14,586	9,268	4,946
Net income	33,428	29,587	23,615	16,642	10,718

Net income per share:
Basic	$0.88	$0.76	$0.59	$0.42	$0.27
Diluted	0.87	0.75	0.59	0.42	0.27
Cash dividends declared per share	0.20	0.16	0.11	0.08	0.08

Selected Operating Data (unaudited):

Operating income as a percentage of sales	2.7%	2.5%	2.2%	1.5%	0.9%
Increase in comparable store sales [1]	0.5%	2.2%	0.4%	1.8%	0.3%
Company owned stores open at end of period	679	653	645	639	692

Balance Sheet Data (at period end):

Total assets	$631,982	$595,528	$571,441	$544,775	$550,572
Short-term debt (including capital leases)	658	201	718	243	285
Long-term debt (including capital leases)	6,640	3,969	4,179	4,866	35,653
Shareholders' equity	423,612	423,888	400,939	387,081	372,059

1 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (see additional information regarding calculation of comparable store sales in Item 7: "Results of Operations" section).

2 Results include certain charges for the non-routine closing of 75 stores in 2008 and 17 in 2007, (see Item 7: "Exit and Disposal Activities" section) and implementation of ASC 740.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2011, 2010 and 2009, which represent fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 (which were 52-week accounting periods). This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Overview

Throughout 2011, we continued the implementation of our key initiatives to differentiate our stores from other small-box discount retailers. The Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories - Home, Celebration, Pet, Pharmacy and Paper and Chemical – are strong trip driving departments in which FRED’S has a clear and marketable advantage versus small box competitors. Additionally, these categories have high household penetration and resonate with customers across multiple demographics. This initiative is also intended to shift our product mix toward the more discretionary, higher margin categories and away from the lower margin consumable categories, thus driving higher margin and leading to increased operating profit.

The implementation of the Core 5 Program requires a moderate refresh of the store to address space allocation, product placement and adjacencies and signage in the Core 5 categories. The implementation is also accompanied by an extensive direct mail marketing campaign timed to coincide with the refresh of the store and then continuing for six months thereafter. In 2011, we implemented the Core 5 Program in 205 stores, bringing the total completed stores to 413 over the past two years.

As mentioned previously, our Pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. As such, we have accelerated our growth strategy in this area and are aggressively pursuing opportunities to acquire independent pharmacies within our targeted markets. Our emphasis will continue to be on acquiring prescription files, but cold starts will be employed where it makes sense to do so. Pharmacy department expansion is a proven driver of customer trips and loyalty. Our stores which have a pharmacy department continue to perform better in general merchandise department sales by over 10% than those without.

During the fourth quarter of fiscal year 2011, we opened sixteen new stores and seven express pharmacy locations. Five express pharmacy locations and one franchise store closed in the quarter. For the fiscal year, there were 26 new stores and ten new express pharmacy locations. Eight stores and two express pharmacy locations were closed during the year. Additionally, three franchise stores closed during the year, bringing the net increase in Fred’s locations to 23 for the year.

Another key focus throughout 2011 has been improvement of our store in-stock position. Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores. Increased investments in technology played a role in our improvements with implementations in merchandise allocations, price optimization, ad planning, vendor performance tracking, and several business intelligence applications. As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers. Improvements in store in-stock position during the year have been a factor in increasing store sales, as well as improving customer service scores. Improvements being made in the freight flow process will drive higher store in-stock results beyond 2011.

Our Own Brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. In 2011, our Own Brand penetration rate was 19.0% of consumable product sales, which is relatively flat with last year. Considering the sales mix shift toward basic and consumable products and the strong increase in national brand sales, we see maintaining our Own Brand penetration rate as a positive during this year. Our commitment to quality in our Own Brand products is resonating with our customers and they continue to make the switch to our “Fred’s Brand”. We are continuing to add new products to our Own Brand line on an ongoing basis, with new items in food and health and beauty aids introduced in the last half 2011.

While our private label, or FRED’S Brand products, continued to be a focus in 2011, we also carry many national brands in our stores, including products such as Coke, Purina, Energizer, Prestone, and Sunbeam. Our customers identify with these national brands, which provide them with a more complete shopping trip. On an ongoing basis, we will continue to evaluate additional national brands that are the most popular with our customers and will be adding those that complement our current product mix.

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

During 2011, we used $66.0 million for capital expenditures and pharmacy acquisitions, a 71% increase over the prior year, with most of the expenditures being used to open new stores and pharmacies, as well as continuing the upgrades of our existing stores. Included in the total is $3.5 million for technology upgrades such as computer software and hardware, and distribution equipment.

Looking to 2012 and beyond, we expect continuous improvement as we adapt our strategic initiatives to the retail environment for the long-term. We have developed our 2012 strategic initiatives to build on our momentum and break new ground in key areas, with the goal to increase market share, comparable sales, and customer traffic while driving toward higher operating margins. Our Core 5 Program will be an ongoing catalyst for sales growth. Two of our major sales and marketing initiatives going forward are to help the economically challenged customer and attract the younger mother. We will accomplish these initiatives through greater value in basic products, continued expansion of own-brand or private label products, and evolving our Fred’s Kids line of products. We will continue to leverage our pharmacy products and service in 2012 as we still view pharmacy growth as a solid use of invested capital. Finally, we will continue to focus on fundamentals and increase investments in technology to drive process improvement and customer satisfaction.

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

Other factors that will affect Company performance in 2012 include the continuing management of the impacts of the changing regulatory environment in which our pharmacy department operates. Additionally, we believe that the protracted elevation in commodity and fuel prices, as well as the unemployment rate continues to place tremendous economic pressure on the consumer. However, we also continue to believe that our affordable pricing and value proposition make us an attractive destination for the price conscious consumer.

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

Revenue Recognition. The Company markets goods and services through 679 Company owned stores and 21 franchised stores as of January 28, 2012. Net sales include sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage"). The Company has not recognized any revenue from gift card breakage since the inception of the program in 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2011, 2010 and 2009 was $1.8 million, $2.0 million and $2.1 million, respectively.

Inventories. Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out ("FIFO") method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.

In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value ("market value"). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by Generally Accepted Accounting Principles in the U.S. ("U.S. GAAP").

Because the approximation of net realizable value under the retail inventory method is based on estimates such as markups, markdowns and inventory losses ("shrink"), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses is a significant element in approximating the carrying value of inventory at net realizable value; thus the following paragraph describes our estimation method as well as the steps we take to mitigate the risk this estimate has in the determination of the cost value of inventory.

The Company calculates inventory losses based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $40.4 million, and $32.5 million at January 28, 2012 and January 29, 2011, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $26.8 million at January 28, 2012 and $24.0 million at January 29, 2011. The LIFO reserve increased by approximately $2.8 million and $2.4 million during 2011 and 2010, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 28, 2012 is $20.3 million compared to $19.5 million at January 29, 2011.

Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled more than 2 years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability, which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

Exit and Disposal Activities.

Lease Termination

Lease obligations still exist for some store closures that occurred in 2008. We record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed). The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2011, we reserved an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized $0.5 million, leaving $0.3 million in the reserve at January 28, 2012.

	Beginning Balance January 29, 2011	Additions FY11	Utilized FY11	Ending Balance January 28, 2012

Lease contract termination liability	$0.7	$0.1	$(0.5)	$0.3

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

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 10 years
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.

Other identifiable intangible assets, which are included in other noncurrent assets, primarily represent customer lists associated with acquired pharmacies. Based on the Company’s history of intangible asset acquisitions beginning in fiscal 2004, these assets are being amortized on a straight-line basis over five years until such time as the Company’s internal analysis has sufficient history to indicate another method is preferable.

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

As of January 28, 2012, the Company had approximately 1,050 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2011, 2010 and 2009, were $21.9 million, $24.5 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.4 million and $2.6 million, for 2011, 2010 and 2009, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage runs August 1 through July 31 of each fiscal year. On August 1, 2011, the Company increased its stop loss limits for excessive or catastrophic claims for general liability to $350,000 from $250,000 and for employee medical to $175,000 from $150,000. The stop loss limit for worker’s compensation remained unchanged at $500,000. The Company’s insurance reserve was $10.3 million and $10.3 million on January 28, 2012 and January 29, 2011, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $49.0 million netted with payments of $49.0 million.

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

FASB ASC 740 further requires that interest and penalties required to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 28, 2012, accrued interest and penalties related to our unrecognized tax benefits totaled $1.3 million and $0.2 million, respectively, and are both recorded in the consolidated balance sheet within “Other non-current liabilities.”

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

	For the Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	71.3	71.4	72.1
Gross profit	28.7	28.6	27.9

Selling, general and administrative expenses [2]	25.9	26.1	25.8
Operating income	2.7	2.5	2.1

Interest expense, net	-	-	-
Income before taxes	2.7	2.5	2.1

Income taxes	0.9	0.9	0.8
Net income	1.8%	1.6%	1.3%

1 Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.

2 Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory.

Comparable Stores Sales. Our calculation of comparable store sales represents the increase or decrease in net sales for stores that have been opened after the end of the 12th month following the store’s grand opening month, and includes stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

Additionally, we do not exclude newly added hardline, softline or pharmacy departments from our comparable store sales calculation because we believe that all departments within a Fred's store create a synergy supporting our overall goals for managing the store, servicing our customer and promoting traffic and sales growth. Therefore, the introduction of all new departments is included in same store sales in the year in which the department is introduced. Likewise, our same store sales calculation is not adjusted for the removal of a department from a location.

Fiscal 2011 Compared to Fiscal 2010

Sales

Net sales for 2011 increased to $1,879.1 million from $1,841.8 million in 2010, a year-over-year increase of $37.3 million or 2.0%. On a comparable store basis, sales for 2011 increased 0.5% ($9.0 million) compared with a 2.2% ($33.3 million) increase in the same period last year.

The Company’s 2011 front store ("non-pharmacy") sales increased 1.0% over 2010 front store sales We experienced sales increases in categories such as food, pet, paper and chemical and beverage partially offset by decreases in electronics and home furnishings.

The Company’s pharmacy sales were 34.9% of total sales in 2011 compared to 34.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 4.2% over 2010, with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to Fred's 21 franchised locations during 2011 declined 3.4% to $36.1 million (2.0% of sales) compared to fiscal 2010. The decrease in year-over-year franchise sales was due to the impact of three franchise stores that closed during the year as well as the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 34.9% Pharmaceuticals, 23.3% Household Goods, 16.8% Food and Tobacco, 8.7% Paper and Cleaning Supplies, 7.4% Health and Beauty Aids, 6.9% Apparel and Linens, and 2.0% Franchise. The sales mix for the same period last year was 34.1% Pharmaceuticals, 24.1% Household Goods, 16.2% Food and Tobacco, 8.6% Paper and Cleaning Supplies, 7.6% Apparel and Linens, 7.4% Health and Beauty Aids, and 2.0% Franchise.

For the year, comparable store customer traffic increased 0.7% over last year while the average customer ticket decreased 0.2% to $19.96.

Gross Profit

Gross profit for the year increased to $538.5 million in 2011 from $527.0 million in 2010, a year-over-year increase of $11.5 million or 2.2%. Gross margin, measured as a percentage of sales, increased to 28.7% in 2011 from 28.6% in 2010, a 10 basis point improvement. Gross margin was favorably impacted by higher pharmacy department rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $487.4 million in 2011 (26.0% of sales) from $480.3 million in 2010 (26.1% of sales). This 10 basis point expense leveraging resulted primarily from the decrease in advertising costs of $2.5 million (13 basis points) and an increase in proceeds from the sale of pharmacy script files of $1.0 million (21 basis points). This leveraging was partially offset by an increase in incentive compensation (18 basis points).

Operating Income

Operating income increased to $51.2 million in 2011 (2.7% of sales) from $46.7 million in 2010 (2.5% of sales) due primarily to an increase in gross profit of $11.5 million as a result of higher pharmacy department rebates as described in the Gross Profit section above. This favorability was partially offset by an increase in selling, general and administrative expenses of $7.1 million as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2011 totaled $0.4 million or less than 0.1% of sales compared to $0.2 million which was also less than 0.1% of sales in 2010. The increase in interest expense was the result of real estate purchases done throughout 2011 that had existing loans that were assumed.

Income Taxes

The effective income tax rate was 34.1% in 2011 compared to 36.4% in 2010.  The decrease in the effective tax rate was primarily attributable to the improved utilization of the Work Opportunity Tax Credits, the favorable result of finalized state tax audits and overall favorable state tax rates when compared to the prior year.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $156.6 million for state income tax purposes at January 28, 2012 and expire at various times during 2012 through 2031. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

We expect our effective tax rate to be in the range of 36% to 37% in fiscal 2012.

Net Income

Net income increased to $33.4 million ($0.87 per diluted share) in 2011 from $29.6 million ($0.75 per diluted share) in 2010, a 13.0% increase. The increase in net income is primarily attributable to the favorable gross profit of $11.5 million as described in the Gross Profit section above. This favorability was partially offset by the $7.1 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above, as well as higher income tax expense due to a pretax income increase of $4.2 million.

Fiscal 2010 Compared to Fiscal 2009

Sales

Net sales for 2010 increased to $1,841.8 million from $1,788.1 million in 2009, a year-over-year increase of $53.6 million or 3.0%. On a comparable store basis, sales for 2010 increased 2.2% ($33.3 million) compared with a 0.4% ($6.2 million) increase in the prior year.

The Company’s 2010 front store sales increased 2.1% over 2009 front store sales We experienced sales increases in categories such as direct beverage, small appliances, greeting cards and tobacco partially offset by decreases in food and electronics.

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

Sales to Fred's 24 franchised locations during 2010 decreased to $37.4 million (2.0% of sales) from $38.4 million (2.2% of sales) in 2009. The decrease in year-over-year franchise sales continues to be impacted by the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 34.1% Pharmaceuticals, 24.1% Household Goods, 16.2% Food and Tobacco, 8.6% Paper and Cleaning Supplies, 7.6% Apparel and Linens, 7.4% Health and Beauty Aids, and 2.0% Franchise. The sales mix for the same period in 2009 was 33.5% Pharmaceuticals, 23.4% Household Goods, 16.2% Food and Tobacco, 9.2% Paper and Cleaning Supplies, 7.9% Apparel and Linens, 7.6% Health and Beauty Aids, and 2.2% Franchise.

For 2010, comparable store customer traffic increased 0.3% over the prior year while the average customer ticket increased 1.6% to $19.75.

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

Interest Expense, Net

Net interest expense for 2010 totaled $0.2 million or less than 0.1% of sales compared to $0.3 million which was also less than 0.1% of sales in 2009.

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

Net Income

Net income increased to $29.6 million ($0.75 per diluted share) in 2010 from $23.6 million ($0.59 per diluted share) in 2009, a 25.3% increase. The increase in net income is primarily attributable to the favorable gross profit of $27.8 million as described in the Gross Profit section above. This favorability was partially offset by the $19.6 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above, as well as higher income tax expense due to a pretax income increase of $8.3 million.

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $259.0 million, $282.1 million and $266.7 million at year-end 2011, 2010 and 2009, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2011 decreased by $23.1 million from 2010. The decrease was primarily due to a year-over-year decrease in cash and cash equivalents of $22.1 million as a result of share repurchases totaling $28.5 million and $10.0 million for the acquisition of leased properties. Accounts payable increased $25.9 million as a result of the increased inventory at year end and improved vendor terms. Partially offsetting the decreased in working capital, inventory increased by $18.5 million primarily due to inflation and new store growth, and other non-trade receivables increased $5.7 million primarily from increases in vendor related allowances and income tax receivables. In 2012, the Company intends to open approximately 22-28 stores and pharmacies and close an estimated 10 stores and 5 pharmacies.

We have incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $76.6 million in 2011, $42.1 million in 2010 and $64.2 million in 2009.

In fiscal 2011, accounts payable and accrued expenses increased by approximately $25.4 million. Deferred income tax expense increased by $4.6 million and depreciation and amortization increased by $5.0 million.

In fiscal 2010, inventory, net of the LIFO reserve, increased by approximately $19.4 million due to many factors including our drive to support our in-stock position, additional toy and trim-a-home inventory purchased for the 2010 holiday season and a strategic decision to purchase import goods earlier in an effort to avoid business interruptions from the Chinese New Year. Accounts receivable increased by approximately $6.2 million due primarily to an increase in vendor related allowances. Accounts payable and accrued expenses decreased by approximately $0.6 million. Income taxes payable increased by $3.8 million while deferred income tax liability increased by $1.9 million. Other non-current liabilities increased by $0.7 million.

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

Net cash used in investing activities totaled $62.3 million in 2011, $38.2 million in 2010 and $33.2 million in 2009.

Capital expenditures in 2011 totaled $49.2 million compared to $27.0 million in 2010 and $22.7 million in 2009. The capital expenditures during 2011 consisted primarily of existing store improvements ($19.4 million), the purchase of 17 existing store properties ($14.5 million), the store and pharmacy expansion program ($9.6 million), technology ($3.5 million), and distribution and corporate expenditures ($2.2 million). Additionally, $16.8 million was expended related to acquisitions of pharmacies during 2011.

Capital expenditures in 2010 totaled $27.0 million compared to $22.7 million in 2009 and $17.0 million in 2008. The capital expenditures during 2010 consisted primarily of the store and pharmacy expansion program ($22.4 million), technology enhancements ($2.9 million), transportation and distribution center expenditures ($1.0 million) and other corporate expenditures ($.7 million). Additionally, $11.5 million was expended related to acquisitions of pharmacies during 2010.

Capital expenditures during 2009 consisted primarily of the store and pharmacy expansion program ($15.7 million), technology enhancements ($3.3 million), transportation and distribution center expenditures ($2.1 million) and other corporate expenditures ($1.6 million). Additionally, $10.7 million was expended related to acquisitions of pharmacies during 2009.

In 2012, the Company is planning capital expenditures totaling approximately $26.0 million. Expenditures are planned totaling $18.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $5.0 million for technology upgrades and approximately $3.0 million for distribution center equipment and other capital maintenance. In addition, the Company plans expenditures of approximately $18.0 million in 2012 for the acquisition of prescription lists and other pharmacy related items.

Net cash used in financing activities totaled $36.3 million in 2011, $9.4 million in 2010 and $11.4 million in 2009.

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $0.03 per share to $0.04 per share in the first quarter of 2010. On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $0.05, a 25 % increase. For the fourth consecutive year, on February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20% increase.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2011, the Company repurchased 2,447,823 shares for $28.5 million compared to 293,000 shares for $3.0 million in 2010, and 742,663 shares for $7.2 million in 2009. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares.

On September 27, 2010, the Company and Regions Bank entered into the Tenth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $60 million to $50 million and extended the term until September 27, 2013. All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $423.6 million at January 28, 2012) and positive net income levels. The Company was in compliance with all loan covenants at January 28, 2012.  Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio.  Currently the Company’s rates are 100 basis points over LIBOR for borrowings and 20 basis points over LIBOR for the unused portion of the credit line.  There were no borrowings outstanding under the Agreement at January 28, 2012 and January 29, 2011.

Cash and cash equivalents were $27.1 million at the end of 2011 compared to $49.2 million at the end of 2010 and $54.7 million at the end of 2009. Short-term investment objectives are to maximize yields while minimizing company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2011, 2010 and 2009.

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

The following table summarizes the Company’s significant contractual obligations as of January 28, 2012, which excludes the effect of imputed interest:

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases [1]	$49,082	$36,886	$27,334	$21,527	$15,619	$44,102	$194,550
Inventory purchase obligations [2]	110,592						110,592
Equipment leases [3]	1,689	1,062	945	710	707	210	5,323
Mortgage loans on land & buildings and other [4]	676	1,307	2,076	998	68	2,195	7,320
Postretirement benefits [5]	35	38	40	36	37	209	395
Total contractual obligations	$162,074	$39,293	$30,395	$23,271	$16,431	$46,716	$318,180

1 Operating leases are described in Note 5 to the Consolidated Financial Statements.

2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of January 28, 2012.

3 Equipment leases represent the cooler program and other equipment operating leases.

4 Mortgage loans for purchased land and buildings and other debt.

5 Postretirement benefits are described in Note 9 to the Consolidated Financial Statements.

The Company had commitments approximating $10.7 million at January 28, 2012 and $10.5 million at January 29, 2011 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $11.2 million at January 28, 2012 and $11.0 million at January 29, 2011 utilized as collateral for its risk management programs.

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

On March 30, 2011, Fred’s selected and purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an adjacent parcel and building that is leased to an unrelated party for a total of eleven properties, for $7.5 million in cash and assumed mortgage debt of $3.5 million. The Board of Directors approved these transactions after receiving an evaluation by an independent real estate broker, who concluded that all were acquired at comparable, and favorable, purchase prices to market value and were financially beneficial to Fred’s as the depreciation expense for the newly acquired assets will be less than the future value of the lease payments that would have been due.

In May 2011 after approximately 18 months of negotiation, Atlantic Retail Investors, LLC purchased the land and building of four additional properties that the Company had previously evaluated multiple times and eventually passed for purchase. These stores were subsequently purchased by Atlantic Retail Investors, LLC, from a lender who had foreclosed on the independent landlord/developer at terms and conditions favorable to those earlier evaluated by the Company. Upon closing, Atlantic Retail Investors, LLC informed the Company of the purchase and offered them at substantially the same terms. The terms and conditions regarding the leases on these locations were consistent or better, in all material respects with other stores leases of the Company with unrelated landlords.

In June 2011, Fred’s purchased these four properties together with an adjacent parcel and building at an existing owned location for a total consideration of $2.4 million in cash. No mortgage debt was assumed in this transaction. The Board of Directors approved these transactions based on the financial terms that were more favorable to market value and financially beneficial to Fred’s as a result of the depreciation expense on the newly acquired assets being less than the future value of lease payments that would have been due.

As of January 28, 2012, Fred’s is leasing three properties from Atlantic Retail Investors, LLC. The total rental payments for related party leases were $451.2 thousand for the year ended January 28, 2012 and $1.3 million for the years ended January 29, 2011 and January 30, 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the FASB issued ASI 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, which revises the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-05 is not expected to have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption will change the current presentation of other comprehensive income in the Company’s consolidated financial statements.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of January 28, 2012. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest on a sliding scale from 1.00% - 1.625% plus LIBOR. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FRED’s, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of FRED’s, Inc. (the “Company”) as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FRED’s, Inc. at January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FRED’s, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 12, 2012

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	January 28,	January 29,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$27,130	$49,182
Receivables, less allowance for doubtful accounts of $1,595 and $1,218, respectively	31,883	28,146
Inventories	331,882	313,384
Other non-trade receivables	32,090	26,378
Prepaid expenses and other current assets	12,321	12,723
Total current assets	435,306	429,813
Property and equipment, less accumulated depreciation	161,112	139,931
Equipment under capital leases, less accumulated amortization of $5,043 and $4,967, respectively	97	-
Intangible assets, net	32,191	22,193
Other noncurrent assets, net	3,276	3,591
Total assets	$631,982	$595,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,886	$81,002
Current portion of indebtedness	658	201
Accrued expenses and other	44,876	45,371
Deferred income taxes	23,878	21,142
Total current liabilities	176,298	147,716
Long-term portion of indebtedness	6,640	3,969
Deferred income taxes	5,633	2,069
Other noncurrent liabilities	19,799	17,886
Total liabilities	208,370	171,640

Commitments and contingencies (see Note 3 Indebtedness)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,203,794 and 39,300,872 shares issued and outstanding, respectively	105,384	131,367
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	317,364	291,649
Accumulated other comprehensive income	864	872
Total shareholders’ equity	423,612	423,888
Total liabilities and shareholders’ equity	$631,982	$595,528

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Years Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Net sales	$1,879,059	$1,841,755	$1,788,136
Cost of goods sold	1,340,519	1,314,737	1,288,899
Gross profit	538,540	527,018	499,237

Depreciation and amortization	34,190	29,236	26,387
Selling, general and administrative expenses	453,195	451,064	434,356
Operating income	51,155	46,718	38,494

Interest income	(156)	(234)	(189)
Interest expense	553	424	482
Income before income taxes	50,758	46,528	38,201

Provision for income taxes	17,330	16,941	14,586
Net income	$33,428	$29,587	$23,615

Net income per share
Basic	$0.88	$0.76	$0.59

Diluted	$0.87	$0.75	$0.59

Weighted average shares outstanding
Basic	38,176	39,133	39,822
Effect of dilutive stock options	92	63	67
Diluted	38,268	39,196	39,889

Comprehensive income:
Net income	$33,428	$29,587	$23,615
Other comprehensive income (expense), net of tax postretirement plan adjustment	(8)	(32)	(159)
Comprehensive income	$33,420	$29,555	$23,456

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, January 31, 2009	40,028,484	$136,877	$249,141	$1,063	$387,081
Cash dividends paid ($.11per share)			(4,406)		(4,406)
Restricted stock grants, cancellations and withholdings, net	16,691	(142)			(142)
Issuance of shares under employee stock purchase plan	60,350	542			542
Repurchased and cancelled shares	(742,663)	(7,152)			(7,152)
Stock-based compensation		1,595			1,595
Exercises of stock options	600	8			8
Income tax benefit on exercise of stock options		(43)			(43)
Adjustment for postretirement benefits (net of tax)				(159)	(159)
Net income			23,615		23,615
Balance, January 30, 2010	39,363,462	131,685	268,350	904	400,939
Cash dividends paid ($.16 per share)			(6,288)		(6,288)
Restricted stock grants, cancellations and withholdings, net	156,510	113			113
Issuance of shares under employee stock purchase plan	63,680	552			552
Repurchased and cancelled shares	(293,000)	(2,989)			(2,989)
Stock-based compensation		1,886			1,886
Exercises of stock options	10,220	130			130
Income tax benefit on exercise of stock options		(10)			(10)
Adjustment for postretirement benefits (net of tax)				(32)	(32)
Net income			29,587		29,587
Balance, January 29, 2011	39,300,872	131,367	291,649	872	423,888
Cash dividends paid ($.20 per share)			(7,713)		(7,713)
Restricted stock grants, cancellations and withholdings, net	280,156	(285)			(285)
Issuance of shares under employee stock purchase plan	52,526	571			571
Repurchased and cancelled shares	(2,447,823)	(28,482)			(28,482)
Stock-based compensation		2,075			2,075
Exercises of stock options	18,063	165			165
Income tax benefit on exercise of stock options		(27)			(27)
Adjustment for postretirement benefits (net of tax)				(8)	(8)
Net income			33,428		33,428
Balance, January 28, 2012	37,203,794	$105,384	$317,364	$864	$423,612

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income	$33,428	$29,587	$23,615
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,190	29,236	26,387
Net loss on asset disposition	474	741	356
Provision for store closures and asset impairment	112	340	-
Stock-based compensation	2,075	1,886	1,595
Provision for uncollectible receivables	377	455	(121)
LIFO reserve increase	2,792	2,406	2,411
Deferred income tax expense (benefit)	6,462	1,898	5,932
Income tax benefit upon exercise of stock options	27	10	43
Provision for postretirement medical	(85)	(97)	(74)
(Increase) decrease in operating assets:
Trade and non-trade receivables	(8,313)	(6,199)	(1,812)
Insurance receivables	205	1,390	(780)
Inventories	(21,402)	(22,106)	5,101
Other assets	607	(1,330)	1,369
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	25,534	(641)	11,593
Income taxes payable	(1,719)	3,813	(7,925)
Other noncurrent liabilities	1,801	668	(3,441)
Net cash provided by operating activities	76,565	42,057	64,249

Cash flows from investing activities:
Capital expenditures	(45,681)	(27,013)	(22,692)
Proceeds from asset dispositions	119	168	125
Insurance recoveries for replacement assets	-	98	-
Asset acquisitions, net (primarily intangibles)	(16,770)	(11,451)	(10,663)
Net cash used in investing activities	(62,332)	(38,198)	(33,230)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(514)	(727)	(212)
Excess tax benefit from stock-based compensation	(27)	(10)	(43)
Proceeds from exercise of stock options and employee stock purchase plan	451	595	408
Repurchase of shares	(28,482)	(2,989)	(7,152)
Cash dividends paid	(7,713)	(6,288)	(4,406)
Net cash used in financing activities	(36,285)	(9,419)	(11,405)

Increase (decrease) in cash and cash equivalents	(22,052)	(5,560)	19,614
Cash and cash equivalents:
Beginning of year	49,182	54,742	35,128
End of year	$27,130	$49,182	$54,742

Supplemental disclosures of cash flow information:
Interest paid	$397	$190	$293
Income taxes paid	$13,126	$7,145	$22,999

Non-cash investing and financial activities:
Assets acquired through term loan	$3,497	$-	$-
Restricted stock issued for the aquistion of intangible assets	$135	$200	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 21 franchisees. As of January 28, 2012, the Company had 700 retail stores and 325 pharmacies located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Amounts are in thousands unless otherwise noted.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009, as used herein, refer to the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The fiscal years 2011, 2010 and 2009 each had 52 weeks.

Use of estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material to the financial statements.

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

Inventories. Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs. In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value. Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by U.S. GAAP.

Because the approximation of net realizable value under the retail inventory method is based on estimates such as markups, markdowns and inventory losses, there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk that this estimate has in the determination of the cost value of inventory.

The Company calculates inventory losses based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $40.4 million and $32.5 million at January 28, 2012 and January 29, 2011, respectively, cost was determined using the retail LIFO method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $26.8 million at January 28, 2012 and $24.0 million at January 29, 2011. The LIFO reserve increased by approximately $2.8 million during 2011 and $2.4 million during 2010 and 2009, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 28, 2012 is $20.3 million, with the corresponding amount of $19.5 million at January 29, 2011.

The Company did not record any below-cost inventory adjustments during the years ended January 28, 2012, January 29, 2011 and January 30, 2010 in connection with planned store closures (see Note 11 - Exit and Disposal Activity).

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

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 10 years
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. Amortization expense on assets under capital lease for 2011 was $76 thousand.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $1.0 million and $1.0 million at January 28, 2012 and January 29, 2011 respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

Impairment of long-lived assets. The Company’s policy is to review the carrying value of all property and equipment as well as purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled for more than two years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

Impairment of $0.2 million for the planned store closures was recorded in 2009 with no impairments recognized in 2010 or 2011.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2011, 2010 and 2009, were $21.9 million, $24.5 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.4 million and $2.6 million, for 2011, 2010 and 2009, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Revenue recognition. The Company markets goods and services through 679 Company owned stores and 21 franchised stores as of January 28, 2012. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. The Company has not recognized any revenue from gift card breakage since the inception of the program in May 2004 and does not expect to record any gift card breakage revenue until there is more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2011, 2010 and 2009 was $1.8 million, $2.0 million and $2.1 million, respectively.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $32.1 million at January 28, 2012, and $22.2 million at January 29, 2011. Accumulated amortization at January 28, 2012 and January 29, 2011 totaled $31.7 million and $24.8 million, respectively. Amortization expense for 2011, 2010 and 2009, was $6.9 million, $5.5 million and $3.7 million, respectively. Estimated amortization expense in millions for each of the next 5 years is as follows: 2012 - $8.7 million, 2013 - $8.1 million, 2014 - $6.7 million, 2015 - $4.6 million and 2016 - $2.4 million.

Financial instruments. At January 28, 2012, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage runs August 1 through July 31 of each fiscal year. On August 1, 2011, the Company increased its stop loss limits for excessive or catastrophic claims for general liability to $350,000 from $250,000 and for employee medical to $175,000 from $150,000. The stop loss limit for worker’s compensation remained unchanged at $500,000. The Company’s insurance reserve was $10.3 million at January 28, 2012 and January 29, 2011, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $49.0 million netted with payments of $49.0 million.

Stock-based compensation. The Company uses the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

Income taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 4 – Income Taxes).

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

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”) codified in FASB ASC 715 “Compensation – Retirement Benefits”. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the FASB issued ASI 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, which revises the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-05 is not expected to have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption will change the current presentation of other comprehensive income in the Company’s consolidated financial statements.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	(in thousands)
	January 28, 2012	January 29, 2011
Property and equipment, at cost:
Buildings and building improvements	$112,321	$96,923
Leasehold improvements	70,509	62,504
Automobiles and vehicles	5,348	5,198
Airplane	4,697	4,697
Furniture, fixtures and equipment	250,241	234,710
	443,116	404,032
Less: Accumulated depreciation and amortization	(289,884)	(271,129)
	153,232	132,903
Construction in progress	23	198
Land	7,857	6,830
Total Property and equipment, at depreciated cost	$161,112	$139,931

Depreciation expense totaled $27.3 million, $23.7 million and $22.7 million for 2011, 2010 and 2009, respectively.

	(in thousands)
	January 28, 2012	January 29, 2011
Other non-trade receivables:
Vendor receivables	$22,316	$19,384
Income tax receivable	4,844	3,124
Franchise stores receivable	950	1,069
Coupon receivable	474	512
Insurance claims receivable	201	26
Other	3,305	2,263
Total non trade receivable	$32,090	$26,378

	January 28, 2012	January 29, 2011
Prepaid expenses and other current assets:
Prepaid rent	$4,288	$4,161
Supplies	4,344	4,266
Prepaid insurance	1,842	1,274
Prepaid advertising	413	1,425
Other	1,434	1,597
Total prepaid expenses and other current assets	$12,321	$12,723

	January 28, 2012	January 29, 2011
Accrued expenses and other:
Payroll and benefits	$13,561	$14,281
Insurance reserves	10,291	10,252
Sales and use tax	5,287	5,323
Deferred / contingent rent	3,599	2,152
Real estate tax	1,612	1,904
Personal property tax	1,177	1,118
Warehouse freight and fuel	564	1,939
Lease liability	478	1,473
Other	8,307	6,929
Total accrued expenses and other	$44,876	$45,371

	January 28, 2012	January 29, 2011
Other noncurrent liabilities:
Deferred income (see Note 1 - Vendor Rebates and Allowances)	$10,209	$8,110
Uncertain tax positions	9,590	9,285
Other	-	491
	$19,799	$17,886

NOTE 3 — INDEBTEDNESS

On September 27, 2010, the Company and Regions Bank entered into the Tenth Loan Modification of the Revolving Loan and Credit Agreement which decreased the credit line from $60 million to $50 million and extended the term until September 27, 2013. All other terms, conditions and covenants remained in place after the amendment, with only a slight modification to one of the financial covenants required by the Agreement. Under the most restrictive covenants of the Agreement, the Company is required to maintain specified shareholders’ equity (which was $423.6 million at January 28, 2012) and positive net income levels. The Company was in compliance with all loan covenants at January 28, 2012. Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently the Company’s rates are 100 basis points over LIBOR for borrowings and 20 basis points over LIBOR for the unused portion of the credit line. There were no borrowings outstanding under the Agreement at January 28, 2012 and January 29, 2011.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 Fred's stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased ten properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on 6 of these locations (see Note 5 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%. The debt is collateralized by the land and building. The table below shows the long term debt related to these properties due for the next five years as of January 28, 2012:

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Mortgage loans on land & buildings	$676	$1,307	$2,076	$998	$68	$2,195	$7,320

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

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following for the years ended:

(dollars in thousands)	2011	2010	2009
Current
Federal	$9,953	$13,808	$7,782
State	915	1,235	872
	10,868	15,043	8,654

Deferred
Federal	6,886	2,070	4,985
State	(424)	(172)	947
	6,462	1,898	5,932

	$17,330	$16,941	$14,586

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2011	2010
Deferred income tax assets:
Accrual for incentive compensation	$111	$1,592
Allowance for doubtful accounts	794	638
Insurance accruals	2,802	2,985
Other accruals	186	415
Net operating loss carryforwards	6,722	6,096
Postretirement benefits other than pensions	374	293
Deferred revenue	693	785
Federal benefit on state reserves	3,176	3,044
Amortization of intangibles	8,489	7,020
Total deferred income tax assets	23,347	22,868
Less: Valuation allowance	2,849	2,441
Deferred income tax assets, net of valuation allowance	20,498	20,427

Deferred income tax liabilities:
Property, plant and equipment	(21,945)	(16,700)
Inventory valuation	(26,972)	(25,027)
Prepaid expenses	(1,091)	(1,911)
Total deferred income tax liabilities	(50,008)	(43,638)

Net deferred income tax liabilities	$(29,510)	$(23,211)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carry-forwards total approximately $156.6 million for state income tax purposes and expire at various times during the fiscal years 2012 through 2031.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2011, the valuation allowance increased $.4 million, and during 2010, the valuation allowance increased $.3 million. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2011	2010	2009
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(2.3)	(1.0)	(3.6)
State income taxes, net of federal benefit	(0.2)	0.8	1.9
Permanent differences	0.5	0.8	1.2
Uncertain tax provisions	0.3	0.1	3.1
Change in state valuation allowance	0.8	0.7	1.4
Other	-	-	(0.8)
Effective income tax rate	34.1%	36.4%	38.2%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2011	2010	2009
Beginning balance	$9.3	$9.2	$16.5
Additions for tax position during the current year	1.1	0.9	1.0
Additions for tax positions of prior years	0.3	0.3	1.0
Reductions for tax positions of prior years from lapse of statue	(1.1)	(1.1)	(0.7)
Reductions for settlements of prior year tax positions	-	-	(8.6)
Ending balance	$9.6	$9.3	$9.2

As of January 29, 2011, our liability for unrecognized tax benefits totaled $9.3 million, of which $0.5 million and $0.6 million were recognized as income tax benefit during the periods ending October 29, 2011 and January 28, 2012, respectively, as a result of a lapse in applicable statute of limitations. We had additions of $1.4 million during fiscal 2011, $1.1 million of which resulted from state tax positions during the current year. As of January 28, 2012, our liability for unrecognized tax benefits totaled $9.6 million and is recorded in our consolidated balance sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 28, 2012, accrued interest and penalties related to our unrecognized tax benefits totaled $1.2 million and $0.02 million, respectively. As of January 29, 2011, accrued interest and penalties related to our unrecognized tax benefits totaled $1.3 million and $0.3 million, respectively. Both accrued interest and penalties are recorded in the consolidated balance sheet within “Other noncurrent liabilities.”

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

NOTE 5 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $53.2 million, $53.4 million and $53.2 million, for 2011, 2010 and 2009, respectively. Total contingent rentals included in operating leases above was $1.0 million for 2011, $1.0 million for 2010 and $1.1 million for 2009.

Future minimum rental payments under all operating leases as of January 28, 2012 are as follows:

(in thousands)	Operating Leases
2012	$49,082
2013	36,886
2014	27,334
2015	21,527
2016	15,619
Thereafter	44,102
Total minimum lease payments	$194,550

The gross amount of property and equipment under capital leases was $5.1 million at January 28, 2012 and $5.0 million at January 29, 2011. Accumulated amortization on property and equipment under capital leases was $5.0 million at January 28, 2012 and January 29, 2011, respectively. We did not incur any amortization expense on assets under capital lease for 2010 as the assets were fully amortized. Amortization expense on assets under capital lease for 2011 was $76 thousand.

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

On March 30, 2011, Fred’s selected and purchased ten of the thirteen properties leased from Atlantic Retail Investors, LLC, one of which has an adjacent parcel and building that is leased to an unrelated party for a total of eleven properties, for $7.5 million in cash and assumed mortgage debt of $3.5 million. The Board of Directors approved these transactions after receiving an evaluation by an independent real estate broker, who concluded that all were acquired at comparable, and favorable, purchase prices to market value and were financially beneficial to Fred’s as the depreciation expense for the newly acquired assets will be less than the future value of the lease payments that would have been due.

In May 2011 after approximately 18 months of negotiation, Atlantic Retail Investors, LLC purchased the land and building of four additional properties that the Company had previously evaluated multiple times and eventually passed for purchase. These stores were subsequently purchased by Atlantic Retail Investors, LLC, from a lender who had foreclosed on the independent landlord/developer at terms and conditions favorable to those earlier evaluated by the Company. Upon closing, Atlantic Retail Investors, LLC informed the Company of the purchase and offered them at substantially the same terms. The terms and conditions regarding the leases on these locations were consistent or better, in all material respects with other stores leases of the Company with unrelated landlords.

In June 2011, Fred’s purchased these four properties together with an adjacent parcel and building at an existing owned location for a total consideration of $2.4 million in cash. No mortgage debt was assumed in this transaction. The Board of Directors approved these transactions based on the financial terms that were more favorable to market value and financially beneficial to Fred’s as a result of the depreciation expense on the newly acquired assets being less than the future value of lease payments that would have been due.

As of January 28, 2012, Fred’s is leasing three properties from Atlantic Retail Investors, LLC. The total rental payments for related party leases were $451.2 thousand for the year ended January 28, 2012 and $1.3 million for the years ended January 29, 2011 and January 30, 2010, respectively.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended January 28, 2012 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 29, 2011				2,537.8
January 30 - February 26, 2011	-	$-	-	2,537.8
February 27 - April 2, 2011	2.0	$12.50	2.0	2,535.8
April 3, - April 30, 2011	-	$-	-	2,535.8
May 1, - May 28, 2011	-	$-	-	2,535.8
May 29, - July 2, 2011	256.5	$13.97	256.5	2,279.3
July 3, - July 30, 2011	161.5	$13.84	161.5	2,117.8
July 31, - August 27, 2011	473.4	$11.00	473.4	1,644.4
August 28, - October 1, 2011	1,331.7	$11.21	1,331.7	312.7
October 2, - October 29, 2011	222.7	$11.04	222.7	90.0
October 30, - November 26, 2011	-	$-	-	90.0
November 27, - December 31, 2011	-	$-	-	90.0
January 1, - January 28, 2012	-	$-	-	90.0

On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares.

NOTE 7 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan, which was approved by Fred's stockholders, under which an aggregate of 1,200,159 shares as of January 28, 2012 (1,446,199 shares as of January 29, 2011) are available to be granted. These options expire five years to seven from the date of grant. Options outstanding at January 28, 2012 expire in fiscal 2012 through fiscal 2019.

The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven and one-half years from the date of grant. Options granted under the plan generally become exercisable ratably over five years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 52,526, 63,680 and 60,350 shares issued during fiscal years 2011, 2010 and 2009, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 28, 2012 there were 974,307 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2011	2010	2009
Stock option expense	$455	$552	$789
Restricted stock expense	1,446	1,173	573
ESPP expense	174	161	233
Total stock-based compensation	$2,075	$1,886	$1,595

Income tax benefit on stock-based compensation	$573	$509	$364

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2011	2010	2009
Expected volatility	41.2%	42.1%	42.5%
Risk-free interest rate	1.8%	2.9%	2.6%
Expected option life (in years)	5.13	5.84	5.84
Expected dividend yield	0.9%	0.7%	0.6%

Weighted average fair value at grant date	$4.35	$5.18	$4.66

Employee Stock Purchase Plan
Expected volatility	27.6%	32.3%	73.2%
Risk-free interest rate	0.3%	0.6%	0.1%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	0.9%	0.6%	0.4%

Weighted average fair value at grant date	$3.32	$2.53	$3.85

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

Stock Options. The following table summarizes stock option activity from January 31, 2009 through January 28, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 31, 2009	1,138,111	$15.13	3.9	$11
Granted	404,891	11.26
Forfeited / Cancelled	(281,072)	15.06
Exercised	(600)	13.25
Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	51,352	12.55
Forfeited / Cancelled	(384,000)	17.98
Exercised	(10,220)	12.69
Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	113,821	11.96
Forfeited / Cancelled	(218,844)	14.39
Exercised	(18,063)	12.12
Outstanding at January 28, 2012	795,376	$11.52	3	$2,831

Exercisable at January 28, 2012	514,457	$11.68	2.3	$1,752

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of January 28, 2012, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $.45 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Other information relative to option activity during 2011, 2010 and 2009 is as follows:

(dollars in thousands)	2011	2010	2009
Total fair value of stock options vested	$642	$792	$1,249
Total pretax intrinsic value of stock options exercised	$42	$11	$-

The following table summarizes information about stock options outstanding at January 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.66 - $13.00	514,317	3.4	$10.44	316,797	$10.54
$13.02 - $14.02	234,957	2.3	$13.28	167,840	$13.27
$14.03 - $17.35	46,102	2.4	$14.58	29,820	$14.80
	795,376			514,457

Restricted Stock. The Company’s equity incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types, which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting. If certain performance metrics are met, vesting maybe accelerated and is recognized once achievement of the performance metric is considered probable.

The following table summarizes restricted stock from January 31, 2009 through January 28, 2012:

	Options	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 31, 2009	352,784	$12.39
Granted	58,993	12.38
Forfeited / Cancelled	(29,909)	13.88
Exercised	(35,358)	14.90
Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	168,736	13.44
Forfeited / Cancelled	(22,208)	11.09
Exercised	(20,111)	11.57
Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	396,830	3.84
Forfeited / Cancelled	(91,375)	9.02
Exercised	(66,782)	12.17
Non-vested Restricted Stock at January 28, 2012	711,600	$7.74

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 28, 2012 is $10.7 million with a weighted average remaining contractual life of 5.1years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $4.4 million, which is expected to be recognized over a weighted average period of approximately 6.4 years. The total fair value of restricted stock awards that vested for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 was $0.9 million, $0.2 million and $0.5 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2011, 2010 or 2009.

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

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 2,500, 222,552 and 1,088,845 such options outstanding at January 28, 2012, January 29, 2011 and January 30, 2010.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $10.7 million at January 28, 2012 and $10.5 million at January 29, 2011 on issued letters of credit, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $11.2 million at January 28, 2012 and $11.0 million at January 29, 2011 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $17,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2011, 2010 and 2009, were $0.2 million, $0.2 million and $0.4 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with SFAS No. 158 codified in FASB ASC 715. In accordance with FASB ASC 715 the Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The measurement date for the plan in January 31.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Benefit obligation at beginning of year	$492	$542	$396
Service cost	25	18	33
Interest cost	20	25	30
Actuarial loss (gain)	(33)	(54)	111
Benefits paid	(32)	(39)	(28)
Benefit obligation at end of year	$472	$492	$542

The Company’s components of net accumulated other comprehensive income were as follows:

(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Accumulated other comprehensive income	$1,306	$1,372	$1,418
Deferred tax	(442)	(500)	(514)
Accumulated other comprehensive income, net	$864	$872	$904

The medical care cost trend used in determining this obligation is 7.5% at January 28, 2012, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	January 28, 2012	January 29, 2011
Effect of health care trend rate
1% increase effect of accumulated benefit obligations	$40	$39
1% increase effect on periodic cost	5	4
1% decrease effect on accumulated benefit obligations	(36)	(35)
1% decrease effect on periodic cost	(5)	(4)

The discount rate used in calculating the obligation was 3.9% in 2011 and 4.8% in 2010.

The annual net postretirement cost is as follows:

	For the Year Ended
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Service cost	$25	$18	$33
Interest cost	20	25	30
Amortization of prior service cost	(13)	(14)	(14)
Amortization of unrecognized prior service costs	(85)	(87)	(94)
Net periodic postretirement benefit cost	$(53)	$(58)	$(45)

The Company’s policy is to fund claims as incurred.

Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2012	$35
2013	38
2014	40
2015	36
2016	37
Next 5 years	209

Litigation. In December 2008, a lawsuit entitled Whiteaker, et al v. FRED’S Stores of Tennessee, Inc., et al, was filed in the United States District Court in the Northern District of Mississippi, in which the plaintiffs allege past and future damages as a result of a 2006 trip and fall accident at a Fred’s store. The Company denied liability and vigorously defended the case on its merits. In accordance with FASB ASC 450, “Contingencies”, management concluded a loss in the matter was not probable or could not be reasonably estimated.  However, on November 17, 2010, a jury rendered a $1.1 million verdict and apportioned the Company with 81% fault.  This case is covered by the Company’s General Liability insurance, which has a $250,000 deductible.  On or about February 4, 2011, the trial judge set aside a verdict amount as being excessive but left in effect the percentage of fault and ordered a new trial on damages only.  On or about June 20, 2011, the Company, through its insurance carrier, verbally agreed to settle the lawsuit for $700,000, which was paid in the second quarter of 2011. As a result, on or about July 28, 2011, the Court issued a judgment of dismissal with prejudice.

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. Briefs have been filed, but the court has not ruled. The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. Discovery has not yet begun. The Company is and will continue to vigorously defend this matter. In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or can be reasonably estimated. Therefore, we have not recorded a liability for this case.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is remote that these proceedings and claims will have a material adverse effect on the financial statements as a whole. However, litigation involves an element of uncertainty. There can be no assurance that pending lawsuits will not consume the time and energy of our management or that future developments will not cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole. We intend to vigorously defend or prosecute each pending lawsuit.

NOTE 10 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of January 28, 2012, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Pharmaceuticals	34.9%	34.1%	33.5%
Household Goods	23.3%	24.1%	23.4%
Food and Tobacco Products	16.8%	16.2%	16.2%
Paper and Cleaning Supplies	8.7%	8.6%	9.2%
Health and Beauty Aids	7.4%	7.4%	7.6%
Apparel and Linens	6.9%	7.6%	7.9%
Sales to Franchised Fred's Stores	2.0%	2.0%	2.2%
Total Sales Mix	100.0%	100.0%	100.0%

NOTE 11 – EXIT AND DISPOSAL ACTIVITY

Lease Termination

Lease obligations still exist for some store closures that occurred in 2008. We record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed). The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2011, we reserved an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized $0.5 million, leaving $0.3 million in the reserve at January 28, 2012.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

	Beginning Balance January 29, 2011	Additions FY11	Utilized FY11	Ending Balance January 28, 2012

Lease contract termination liability	$0.7	$0.1	$(0.5)	$0.3

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 28, 2012 and January 29, 2011 is reported below:

		Second	Third	Fourth
(in thousands, except per share data)	First Quarter	Quarter	Quarter	Quarter
Year ended January 28, 2012

Net sales	$484,399	$452,690	$444,378	$497,592
Gross profit	137,942	126,931	135,966	137,701
Net income	9,514	5,086	9,032	9,796

Net income per share
Basic	$0.24	$0.13	$0.24	$0.27
Diluted	$0.24	$0.13	$0.24	$0.26
Cash dividends paid per share	$0.05	$0.05	$0.05	$0.05

Year ended January 29, 2011

Net sales	$471,647	$449,467	$435,008	$485,633
Gross profit	136,949	125,936	129,747	134,386
Net income	8,191	4,958	7,818	8,620

Net income per share
Basic	$0.21	$0.13	$0.20	$0.22
Diluted	$0.21	$0.13	$0.20	$0.22
Cash dividends paid per share	$0.04	$0.04	$0.04	$0.04

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

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 28, 2012.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 28, 2012 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012 and our report dated April 12, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee
April 12, 2012

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes (1)	70	Director, Chairman of the Board

John R. Eisenman (1)	70	Director

Roger T. Knox (1)	74	Director

Thomas H. Tashjian(1)	57	Director

B. Mary McNabb (1)	63	Director

Michael T. McMillan (1)	52	Director

Bruce A. Efird (1)	52	Director, Chief Executive Officer and President

Jerry A. Shore	59	Executive Vice President, Chief Financial Officer and Chief Administative Officer

Rick A. Chambers	48	Executive Vice President – Pharmacy Operations

Charles S. Vail	69	Corporate Secretary, Senior Vice President – Legal Services and General Counsel

Reggie E. Jacobs	42	Executive Vice President - Corporate Services, Distribution and Transportation

Ricky W. Pruitt	57	Executive Vice President - Store Operations

Alan C. Crockett	43	Executive Vice President - General Merchandise Manager

Kirby M. Salgado	46	Executive Vice President - General Merchandise Manager

1 Seven directors, constituting the entire Board of Directors, are to be elected at the 2012 Annual Meeting to serve one year or until their successors are elected.

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

B. Mary McNabb was elected a director of the Company in April 2005. Most recently she served as Chief Executive Officer for Kid’s Outlet in California. She has served as a member of the Board of Directors of C-ME ("Cyber Merchants Exchange"), a public company. McNabb was executive vice president of merchandising and marketing for Factory 2-U from 1989 – 2001.

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

Ricky W. Pruitt was named Executive Vice President – Store Operations in January 2012. Mr. Pruitt began his career with the Company in 1976 as a Manager Trainee at the Trenton, TN store and was promoted to Store Manager in 1979. Mr. Pruitt was then promoted to District Manager in 1996 and to Regional Vice President of Region 1 in 2008.

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

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2012 Annual Meeting.

ITEM 11: Executive Compensation

     Information required by this item is incorporated herein by reference to the proxy statement for our 2012 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated herein by reference to the proxy statement for our 2012 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions and Director Independence

     Information required by this item is incorporated herein by reference to the proxy statement for our 2012 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference to the proxy statement for our 2012 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See ITEM 8)

Report of Independent Registered Public Accounting Firm – BDO USA, LLP.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)].

3.2	Articles of Amendment to the Charter of Fred’s Inc. [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form 8-A as filed with the SEC on October 17, 2008 (SEC File No. 001-14565) (the “Form 8-A”)].

3.3	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8].

4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)].

4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998].

4.3	Rights Agreement, dated as of October 10, 2008, between Fred’s Inc. and Regions Bank [incorporated herein by reference to Exhibit 4.1 to the Form 8-A].

10.1	Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1].

10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1].

10.3	Employee Stock Ownership Plan ("ESOP") dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1].

10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1].

*10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993].

***10.6	Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999].

***10.7	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999].

***10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.9	Revolving Loan Agreement between Fred's, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000].

***10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.11	Seasonal Over line Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000].

***10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003].

10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005].

10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred's Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred's Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005].

10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006].

10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended November 3, 2007].

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].

*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].

*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].

10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO USA, LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 000-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 12, 2012 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Memphis, Tennessee
April 12, 2012

Schedule II — Valuation and Qualifying Accounts

		Additions Charged
		to Costs and	Deductions and
(dollars in thousands)	Beginning Balance	Expenses	Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 28, 2012	$1,218	$770	$392	$1,596
Year ended January 29, 2011	$764	$665	$211	$1,218
Year ended January 30, 2010	$885	$636	$757	$764

Insurance reserves
Year ended January 28, 2012	$10,252	$49,058	$49,019	$10,291
Year ended January 29, 2011	$8,994	$47,250	$45,992	$10,252
Year ended January 30, 2010	$8,633	$44,568	$44,207	$8,994

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2012.

FRED'S, INC.
By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of April, 2012.

Signature	Title

/s/ Michael J. Hayes Michael J. Hayes	Director and Chairman of the Board

/s/ Bruce A. Efird Bruce A. Efird	Director, Chief Executive Officer and President (Principle Executive Officer)
/s/ Jerry A. Shore	Executive Vice President and Chief Financial
Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director
Roger T. Knox

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Michael T. McMillan	Director
Michael T. McMillan

- 62 -