Form 10-Q
period 2012-04-28
FREDS INC
filed 2012-06-07
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 28, 2012.

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

The registrant had 36,657,016 shares of Class A voting, no par value common stock outstanding as of June 1, 2012.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information	3

Item 1 - Financial Statements:	3

Condensed Consolidated Balance Sheets as of April 28, 2012 (unaudited) and January 28, 2012	3

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended April 28, 2012 (unaudited) and April 30, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 (unaudited) and April 30, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	17

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

Signatures	18
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	April 28, 2012	January 28,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,819	$27,130
Receivables, less allowance for doubtful accounts of $1,807 and $1,595, respectively	33,064	31,883
Inventories	360,298	331,882
Other non-trade receivables	28,192	32,090
Prepaid expenses and other current assets	12,220	12,321
Total current assets	441,593	435,306
Property and equipment, at depreciated cost	160,055	161,112
Equipment under capital leases, less accumulated amortization of $5,051 and $5,043, respectively	90	97
Intangibles	35,226	32,191
Other noncurrent assets, net	3,276	3,276
Total assets	$640,240	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,529	$106,886
Current portion of indebtedness	1,299	658
Accrued expenses and other	45,268	44,876
Income taxes payable	685	-
Deferred income taxes	25,352	23,878
Total current liabilities	183,133	176,298
Long-term portion of indebtedness	5,912	6,640
Deferred income taxes	4,747	5,633
Other noncurrent liabilities	20,827	19,799
Total liabilities	214,619	208,370

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,829,009 and 37,203,794 shares issued and outstanding, respectively	99,219	105,384
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	325,538	317,364
Accumulated other comprehensive income	864	864
Total shareholders’ equity	425,621	423,612
Total liabilities and shareholders’ equity	$640,240	$631,982

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Net sales	$500,505	$484,399
Cost of goods sold	352,663	346,457
Gross profit	147,842	137,942

Depreciation and amortization	9,364	7,773
Selling, general and administrative expenses	121,377	115,046
Operating income	17,101	15,123

Interest income	-	(57)
Interest expense	137	127
Income before income taxes	16,964	15,053

Provision for income taxes	6,506	5,539
Net income	$10,458	$9,514

Net income per share
Basic	$0.28	$0.24

Diluted	$0.28	$0.24

Weighted average shares outstanding
Basic	36,977	39,149
Effect of dilutive stock options	133	97
Diluted	37,110	39,246

Dividends per common share	$0.06	$0.05

Comprehensive income:
Net income	$10,458	$9,514
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-

Comprehensive income	$10,458	$9,514

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$10,458	$9,514
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,364	7,773
Net loss on asset disposition	13	219
Provision for store closures and asset impairment	24	232
Stock-based compensation	509	441
Provision for uncollectible receivables	212	(65)
LIFO reserve increase	1,780	1,463
Deferred income tax expense	581	629
Income tax benefit upon exercise of stock options	26	9
(Increase) decrease in operating assets:
Trade and non-trade receivables	(2,127)	2,259
Insurance receivables	(2)	(4)
Inventories	(30,220)	(19,613)
Other assets	101	1,348
Increase in operating liabilities:
Accounts payable and accrued expenses	4,034	19,710
Income taxes payable	5,319	2,131
Other noncurrent liabilities	1,009	505
Net cash provided by operating activities	1,081	26,551

Cash flows from investing activities:
Capital expenditures	(6,049)	(15,050)
Proceeds from asset dispositions	14	11
Asset acquisition, net (primarily intangibles)	(5,312)	(1,632)
Net cash used in investing activities	(11,347)	(16,671)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(88)	(106)
Excess tax charges from stock-based compensation	(26)	(9)
Proceeds from exercise of stock options and employee stock purchase plan	410	95
Repurchase of shares	(7,056)	(25)
Cash dividends paid	(2,285)	(1,965)
Net cash used in financing activities	(9,045)	(2,010)

Increase (decrease) in cash and cash equivalents	(19,311)	7,870
Cash and cash equivalents:
Beginning of year	27,130	49,181
End of period	$7,819	$57,051

Supplemental disclosures of cash flow information:
Interest paid	$137	$70
Income taxes paid	$810	$1,079

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$3,497
Assets acquired through capital lease	$-	$135

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of April 28, 2012, 707 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 330 full service pharmacy departments located within our discount general merchandise stores.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements for the fiscal year ended January 28, 2012 incorporated into our Annual Report on Form 10-K.

The results of operations for the thirteen week period ended April 28, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventory, which was approximately $38.3 million and $40.4 million at April 28, 2012 and January 28, 2012, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $28.5 million at April 28, 2012 and $26.8 million at January 28, 2012.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at April 28, 2012 is $22.3 million, with the corresponding amount of $20.3 million at January 28, 2012.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Stock option expense	$91	$169
Restricted stock expense	373	229
ESPP expense	45	43
Total stock-based compensation	$509	$441

Income tax benefit on stock-based compensation	$142	$97

The fair value of each option granted during the thirteen week period ended April 28, 2012 and April 30, 2011, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Stock Options
Expected volatility	40.0%	42.3%
Risk-free interest rate	1.0%	1.9%
Expected option life (in years)	5.84	4.12
Expected dividend yield	0.98%	0.97%

Weighted average fair value at grant date	$5.19	$4.28

Employee Stock Purchase Plan
Expected volatility	28.8%	21.1%
Risk-free interest rate	0.1%	0.3%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.39%	0.34%

Weighted average fair value at grant date	$2.99	$2.69

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of eight years. An increase in the expected life will increase compensation expense.

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 12,558 shares issued during the thirteen weeks ended April 28, 2012. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of April 28, 2012, there were 961,749 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended April 28, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 28, 2012	795,376	$11.52	3.0	$2,831
Granted	12,669	$14.78
Forfeited / Cancelled	(20,000)	$15.06
Exercised	(21,650)	$13.09
Outstanding at April 28, 2012	766,395	$11.43	3.0	$2,710

Exercisable at April 28, 2012	519,705	$11.41	2.3	$1,849

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended April 28, 2012 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of April 28, 2012, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $412.6 thousand, which is expected to be recognized over a weighted average period of approximately 3.20 years. The total fair value of options vested during the thirteen weeks ended April 28, 2012 was $191.2 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	33,881	$12.53
Forfeited / Cancelled	(6,348)	$11.66
Vested	(15,112)	$11.94
Non-vested Restricted Stock at April 28, 2012	724,021	$12.58

The aggregate pre-tax intrinsic value of restricted stock outstanding as of April 28, 2012 is $10.9 million with a weighted average remaining contractual life of 5.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.2 million, which is expected to be recognized over a weighted average period of approximately 6.2 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended April 28, 2012 was $61.8 thousand.

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	April 28, 2012	January 28, 2012
Property and equipment, at cost:

Buildings and building improvements	$112,974	$112,535
Leasehold improvements	71,325	70,509
Automobiles and vehicles	5,055	4,900
Airplane	4,697	4,697
Furniture, fixtures and equipment	254,446	250,592
	448,497	443,233
Less: Accumulated depreciation and amortization	(297,297)	(290,001)
	151,200	153,232
Construction in progress	251	23
Land	8,604	7,857
Total Property and equipment, at depreciated cost	$160,055	$161,112

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

During the first quarter of fiscal 2012, we incurred less than $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized less than $0.1 million, leaving $0.3 million in the reserve at April 28, 2012.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at January 28, 2012	Additions	Utilization	Ending Balance April 28, 2012

Lease contract termination liability	$0.3	$-	$-	$0.3

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	April 28, 2012	April 30, 2011	January 28, 2012

Accumulated other comprehensive income	$864	$872	$872
Amortization of postretirement benefit	-	-	(8)
Ending balance	$864	$872	$864

NOTE 7: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords.

As of April 28, 2012, Fred’s is leasing three properties from Atlantic Retail Investors, LLC. The total rental payments related to related party leases were $75.2 thousand and $153.0 thousand for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

In the first quarter of 2012, Fred’s continued the momentum of our key strategic initiatives to improve store productivity through the Core 5 Program, helping our financially challenged customer, leveraging our pharmacy advantage, and driving operating margin improvement. The strength of our key initiatives, as well as our continued focus on the fundamentals of in-stocks and customer service, helped the Company achieve first quarter 2012 increases in earnings per diluted share of 17%, operating income of 13% and net income of 10% over the same quarter last year.

Launched in 2010, the Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories are Pet, Household Supplies, Celebration, Home and Pharmacy and are strong trip driving departments in which Fred’s has a clear and marketable advantage versus small box competitors. Through the first quarter of 2012, we have remodeled 34 stores with the Core 5 layout, bringing the total completed stores to 447 or 63% of our locations. We continue to see improvement in stores that have been reformatted with the Core 5 layout, especially in the Pet, Household Supplies and Pharmacy Departments.

Our markets, primarily southeastern U.S. rural towns, have been hard hit by high unemployment, fuel price increases and inflation. To help our financially challenged customer, we have focused our merchandising and marketing teams on key initiatives such as adding new value priced items, introducing new financial services and the expansion of Fred’s® brand products. We will continue expanding these programs as the year progresses.

Our Fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of April 28, 2012, our Fred’s® brand penetration rate was 19.2% of consumable product sales, which is up 30 basis points from the same time last year. Our commitment to quality in our Fred’s® brand products is resonating with our customers, and they continue to make the switch to our Fred’s brand. We are continuing to add new products to our own brand line on an ongoing basis and have seen significant penetration in our Fred’s® branded paper and pet categories.

Our pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. Accelerating growth is a key strategy in pharmacy at Fred’s. The continued shift of brand to generic prescriptions drives script counts and margins higher. We aggressively pursue opportunities to acquire independent pharmacies within our targeted markets. Our emphasis is on opening stores with pharmacies when it makes sense to do so. Six new pharmacies were opened, and one pharmacy was closed in existing locations, totaling 330 pharmacy locations at quarter end.

Another key focus in the first quarter of 2012 has been improvement of our store in-stock position. Recognizing in-stock position as one of the fundamental drivers of our business, we have dedicated significant resources to improving the tools we use to monitor and measure in-stock position in our stores. As an extension of this initiative, we have made significant improvements to our freight flow processes to ensure that product is in the store and available for our customers. Improvements in store in-stock position during the year have been a factor in increasing store sales, as well as improving customer service scores. Improvements being made in the freight flow process will continue to drive higher store in-stock results during the second quarter of 2012 and beyond.

In 2012, we are continuing the drive to improve operating performance thru initiatives to increase gross margin, which include improving the sales mix through new product introductions in our home categories, expanding global sourcing resources to increase higher margin import purchases, the expansion of price optimization technology, controlling promotional markdowns, shrink improvement and increasing volume rebates. During the first quarter, we achieved 30 basis points improvement in operation margin over the same quarter last year. The key drivers of the performance were controlling promotional markdowns and working with our product vendors to increase incentives and allowances.

Over the remainder of 2012, we intend to continue with capital improvements in infrastructure, including new stores and pharmacies, store remodels, distribution center upgrades and further development of our information technology capabilities. In 2012, the Company expects to open between 22 and 28 new stores and the same number of pharmacies. Technology upgrades will be made in the areas of corporate software and hardware, RF gun replacements and pharmacy server upgrades.

As previously released in our first quarter press release filed May 24, 2012, the Company expects total sales in the second quarter to increase in the range of 4% to 6%. Comparable store sales are expected to be approximately flat versus a decrease of 0.4% in the second quarter last year. In the second quarter, Fred's anticipates that the largest conversion of brand to generic drugs to date will occur, which will negatively affect comparable store sales. Second quarter 2012 earnings per diluted share are forecasted to increase between 15% and 30% to a range of $0.15 to $0.17 compared with earnings per diluted share of $0.13 in the same period last year. Based on first quarter actual results and this outlook, the Company now expects total earnings per diluted share for 2012 to be in the range of $0.98 to $1.04.

Key factors that will be critical to the Company’s future success include the continued successful roll-out of our Core 5 program, as well as managing the strategy for opening new stores and pharmacies. The successful opening of new stores and pharmacies includes the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs and generating adequate cash flow to fund the Company’s future needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 28, 2012 and April 30, 2011

Sales

Net sales for the first quarter of 2012 increased to $500.5 million from $484.4 million in 2011, a year-over-year increase of $16.1 million or 3.3%. On a comparable store basis, sales decreased 0.4% ($2.0 million) compared with a 1.0% ($5.7 million) increase in the same period last year.

The Company’s 2012 general merchandise (non-pharmacy) sales increased 0.2% over 2011. We experienced sales increases in categories such as food, beverage, pet, paper and chemicals and health and beauty.

The Company’s pharmacy department sales were 35.8% of total sales ($179.5 million) in 2012 compared to 33.6% of total sales ($163.4 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 9.8% over 2011 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

There were 21 franchised locations as of April 28, 2012 as compared to 23 at April 30, 2011. Sales to franchised locations during the first quarter of 2012 decreased to $8.9 million (1.8% of sales) from $9.4 million (1.9% of sales) in 2011. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Pharmaceuticals	35.8%	33.6%
Household Goods	23.4%	24.6%
Food and Tobacco	16.3%	16.5%
Paper and Cleaning Supplies	8.6%	8.5%
Health and Beauty Aids	7.4%	7.4%
Apparel and Linens	6.7%	7.5%
Franchise	1.8%	1.9%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 1.6% over last year while the average customer ticket increased 1.2% to $20.94.

Gross Profit

Gross profit for the quarter increased to $147.8 million in 2012 from $137.9 million in 2011, a year-over-year increase of $9.9 million or 7.2%. Gross margin, measured as a percentage of sales, increased to 29.5% in 2012 from 28.5% in 2011. The 100 basis points leveraging in gross margin for the quarter resulted from improvements throughout most areas of the store. These improvements reflected better management of promotional markdowns in general merchandise and increased vendor rebates and allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $130.7 million in 2012 (26.1% of sales) from $122.8 million in 2011 (25.4% of sales). This 70 basis points expense deleveraging was driven by $1.6 million in higher depreciation and amortization as a result of the Company's capital investment in areas such as pharmacy acquisitions, as well as increased group medical expenses ($0.9 million), advertising costs ($0.8 million) and legal and professional fees ($0.6 million).

Operating Income

Operating income increased to $17.1 million in 2012 (3.4% of sales) from $15.1 million in 2011 (3.1% of sales). The $2.0 million increase in operating income is attributable to the $9.9 million increase in gross profit due to better management of promotional markdowns and increased vendor rebates and allowances as described in the Gross Profit section above. The gross profit increase was partially offset by the $7.9 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2012 totaled $.1 million or less than .1% of sales compared to $.07 million which was also less than .1% of sales in 2011.

Income Taxes

Income tax expense during the first quarter increased 17% to $6.5 million or 1.3% of sales compared with $5.5 million or 1.1% of sales in the prior-year period. The effective income tax rate was 38.4% in 2012 compared to 36.8% in 2011.  The increased tax rate resulted from the expiration of federal Work Opportunity Tax Credits (WOTC) that are expected to be reinstated later in the fiscal year.

Net Income

Net income increased to $10.5 million ($.28 per diluted share) in 2012 from $9.5 million ($.24 per diluted share) in 2011. The increase in net income is primarily attributable to an increase in gross profit of $9.9 million as described in the Gross Profit section above and was partially offset by an increase in selling, general and administrative expenses of $7.9 million as detailed in the Selling, General and Administrative Expenses section above and by a $1.0 million increase in income tax expense as described in the Income Taxes section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $1.1 million during the thirteen week period ended April 28, 2012 compared to $26.6 million in the same period of the prior year. We generated $1.1 million of operating cash flow primarily through $10.5 million in year-to-date net income, a $10.4 million increase in operating liabilities and a $9.4 million increase in depreciation and amortization, which was offset by an inventory increase of $30.2 million.

Cash used in investing activities totaled $11.3 million and consisted primarily of capital expenditures of $6.0 million related to existing store and pharmacy expenditures ($2.9 million), technology and other corporate expenditures ($1.6 million) and new store and pharmacy expenditures ($1.5 million). In addition, the Company planned expenditures of approximately $17.6 million in 2012 for the acquisition of prescription lists and other pharmacy related items of which $5.3 million has been spent to date. During the first three months of 2012, we opened three new stores and four pharmacy express locations. The Company also opened six pharmacies and closed one pharmacy in existing locations. In 2012, the Company is planning capital expenditures totaling approximately $26.1 million. Expenditures are planned totaling $18.4 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.7 million for technology upgrades and approximately $3.0 million for distribution center equipment and other capital maintenance. Technology upgrades in 2012 will be made in the areas of corporate software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $1.3 million towards these transactions.

Cash used by financing activities totaled $9.0 million and included $2.3 million for the payment of cash dividends and $7.1 million for the repurchase of shares offset by $.4 million for the exercise of stock options. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. There was $7.2 million in debt outstanding at April 28, 2012 related to real estate mortgages compared to $7.3 million at January 28, 2012. The decrease is attributable to $0.1 million of payments on mortgage debt.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Unemployment.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 16.
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of April 28, 2012. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Credit Agreement, which bears interest at 100 basis points over LIBOR for borrowings and 20 basis points over LIBOR for the unused portion of the credit line. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.

CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78 et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended April 28, 2012 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares.These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through April 28, 2012 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2012					90.0
February 16, 2012				3,600.0	3,690.0
January 29 - February 25, 2012	-	$-	-		3,690.0
February 26 - March 31, 2012	72.7	$13.72	72.7		3,617.3
April 1, - April 28, 2012	425.2	$14.23	425.2		3,192.1

Item 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 7, 2012	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 7, 2012	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer

