Form 10-Q
period 2012-07-28
FREDS INC
filed 2012-09-06
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _________ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 36,667,623 shares of Class A voting, no par value common stock outstanding as of August 30, 2012.

FRED'S, INC.

INDEX

		Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of July 28, 2012 (unaudited) and January 28, 2012		3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended
July 28, 2012 (unaudited) and July 30, 2011 (unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
July 28, 2012 (unaudited) and July 30, 2011 (unaudited)		5

Notes to Condensed Consolidated Financial Statements (unaudited)		6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations		12-17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk		18

Item 4 – Controls and Procedures		18

Part II - Other Information		18

Item 1. Legal Proceedings		18
Item 1A. Risk Factors		19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		19
Item 6. Exhibits		19

Signatures		19
Ex-31.1	Section 302 Certification of the CEO
Ex-31.2	Section 302 Certification of the CFO
Ex-32.	Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	July 28, 2012	January 28,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,123	$27,130
Receivables, less allowance for doubtful accounts of $2,043 and $1,595, respectively	29,601	31,883
Inventories	340,109	331,882
Other non-trade receivables	32,850	32,090
Prepaid expenses and other current assets	6,798	12,321
Total current assets	432,481	435,306
Property and equipment, at depreciated cost	158,372	161,112
Equipment under capital leases, less accumulated amortization of $5,059 and $5,043, respectively	81	97
Intangibles	35,360	32,191
Other noncurrent assets, net	3,276	3,276
Total assets	$629,570	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,105	$106,886
Current portion of indebtedness	1,614	658
Accrued expenses and other	44,719	44,876
Deferred income taxes	24,374	23,878
Total current liabilities	173,812	176,298
Long-term portion of indebtedness	5,509	6,640
Deferred income taxes	6,298	5,633
Other noncurrent liabilities	15,746	19,799
Total liabilities	201,365	208,370

Commitments and Contingencies
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,615,778 and 37,203,794 shares issued and outstanding, respectively	97,948	105,384
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	329,393	317,364
Accumulated other comprehensive income	864	864
Total shareholders’ equity	428,205	423,612
Total liabilities and shareholders’ equity	$629,570	$631,982

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	$470,816	$452,690	$971,321	$937,089
Cost of goods sold	339,058	325,759	691,721	672,216
Gross profit	131,758	126,931	279,600	264,873

Depreciation and amortization	9,474	8,076	18,838	15,849
Selling, general and administrative expenses	118,918	110,587	240,295	225,633
Operating income	3,366	8,268	20,467	23,391

Interest income	-	(58)	-	(115)
Interest expense	136	151	273	278
Income before income taxes	3,230	8,175	20,194	23,228

Provision for income taxes	(2,824)	3,089	3,682	8,628
Net income	$6,054	$5,086	$16,512	$14,600

Net income per share
Basic	$0.17	$0.13	$0.45	$0.37

Diluted	$0.17	$0.13	$0.45	$0.37

Weighted average shares outstanding
Basic	36,493	39,134	36,738	39,118
Effect of dilutive stock options	128	113	133	104
Diluted	36,621	39,247	36,871	39,222

Dividends per common share	$0.06	$0.05	$0.12	$0.10

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income	$6,054	$5,086	$16,512	$14,600
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$6,054	$5,086	$16,512	$14,600

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$16,512	$14,600
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,838	15,903
Net loss on asset disposition	696	253
Provision for store closures and asset impairment	(43)	185
Stock-based compensation	1,066	897
Provision for uncollectible receivables	448	35
LIFO reserve increase	1,809	1,092
Deferred income tax expense	(24)	627
Income tax benefit upon exercise of stock options	61	15
(Increase) decrease in operating assets:
Trade and non-trade receivables	3,446	(266)
Insurance receivables	(466)	26
Inventories	(9,993)	(13,331)
Other assets	5,523	2,388
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,938)	15,011
Income taxes payable	(1,906)	708
Other noncurrent liabilities	(2,926)	(806)
Net cash provided by operating activities	29,103	37,337

Cash flows from investing activities:
Capital expenditures	(12,069)	(27,372)
Proceeds from asset dispositions	70	17
Asset acquisition, net (primarily intangibles)	(7,948)	(2,559)
Net cash used in investing activities	(19,947)	(29,914)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(176)	(213)
Excess tax charges from stock-based compensation	(61)	(15)
Proceeds from exercise of stock options and employee stock purchase plan	735	211
Repurchase of shares	(9,176)	(5,852)
Cash dividends paid	(4,485)	(3,936)
Net cash used in financing activities	(13,163)	(9,805)

Increase (decrease) in cash and cash equivalents	(4,007)	(2,382)
Cash and cash equivalents:
Beginning of year	27,130	49,181
End of period	$23,123	$46,799

Supplemental disclosures of cash flow information:
Interest paid	$273	$163
Income taxes paid	$8,051	$7,210

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$3,497
Assets acquired through capital lease	$-	$135

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of July 28, 2012, 698 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. 332 of the stores have full service pharmacies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 2012 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week and twenty-six week periods ended July 28, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventories, which were approximately $33.9 million and $40.4 million at July 28, 2012 and January 28, 2012, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $28.6 million at July 28, 2012 and $26.8 million at January 28, 2012.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at July 28, 2012 is $21.0 million, with the corresponding amount of $20.3 million at January 28, 2012.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Stock option expense	$77	$82	$168	$251
Restricted stock expense	435	330	808	559
ESPP expense	45	43	90	87
Total stock-based compensation	$557	$455	$1,066	$897

Income tax benefit on stock-based compensation	$162	$134	$304	$231

The fair value of each option granted during the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012 [1]	July 30, 2011	July 28, 2012	July 30, 2011
Stock Options
Expected volatility	-	40.5%	42.1%	41.7%
Risk-free interest rate	-	2.5%	3.5%	2.1%
Expected option life (in years)	-	5.84	5.78	4.67
Expected dividend yield	-	0.86%	0.50%	0.93%

Weighted average fair value at grant date	-	$5.29	$5.03	$4.60

Employee Stock Purchase Plan
Expected volatility	39.2%	21.8%	34.0%	21.5%
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.78%	0.68%	0.59%	0.51%

Weighted average fair value at grant date	$3.74	$2.94	$3.37	$2.81

1) There were no stock option grants during the second quarter of 2012.

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 24,863 shares issued during the twenty-six weeks ended July 28, 2012. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of July 28, 2012, there were 949,444 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended July 28, 2012:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Life	Value
	Options	Exercise Price	(Years)	(Thousands)

Outstanding at January 28, 2012	795,376	$11.52	3.0	$2,831
Granted	12,669	$14.78
Forfeited / Cancelled	(22,100)	$14.79
Exercised	(44,950)	$13.18
Outstanding at July 28, 2012	740,995	$11.37	2.8	$2,414

Exercisable at July 28, 2012	504,987	$11.37	2.2	$1,647

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended July 28, 2012 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of July 28, 2012, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $337.6 thousand, which is expected to be recognized over a weighted average period of approximately 3.30 years. The total fair value of options vested during the twenty-six weeks ended July 28, 2012 was $239.2 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended July 28, 2012:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	33,881	$12.53
Forfeited / Cancelled	(30,065)	$12.42
Vested	(59,890)	$13.51
Non-vested Restricted Stock at July 28, 2012	655,526	$12.47

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 28, 2012 is $9.6 million with a weighted average remaining contractual life of 5.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.80 million, which is expected to be recognized over a weighted average period of approximately 6.3 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 28, 2012 was $781.9 thousand.

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	July 28, 2012	January 28, 2012
Property and equipment, at cost:

Buildings and building improvements	$112,855	$112,535
Leasehold improvements	71,183	70,509
Automobiles and vehicles	5,208	4,900
Airplane	4,697	4,697
Furniture, fixtures and equipment	256,762	250,592
	450,705	443,233
Less: Accumulated depreciation and amortization	(300,977)	(290,001)
	149,728	153,232
Construction in progress	40	23
Land	8,604	7,857
Total Property and equipment, at depreciated cost	$158,372	$161,112

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

During the first half of fiscal 2012, we incurred less than $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We utilized $0.1 million, leaving $0.2 million in the reserve at July 28, 2012.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at			Ending Balance
	January 28, 2012	Additions	Utilization	July 28, 2012

Lease contract termination liability	$0.3	$-	$0.1	$0.2

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	July 28, 2012	July 30, 2011	January 28, 2012

Accumulated other comprehensive income	$864	$872	$872
Amortization of postretirement benefit	-	-	(8)
Ending balance	$864	$872	$864

NOTE 7: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $150.5 thousand and $276.3 thousand for the twenty six weeks ended July 28, 2012 and July 30, 2011, respectively.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of July 28, 2012, 698 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. 332 of the stores have full service pharmacies.

During the second quarter of fiscal 2012, our earnings per diluted share increased 31% to $0.17 as compared to $0.13 during the second quarter of 2011. Net income during the second quarter increased 19% to $6.1 million over the same quarter of 2011. The second quarter performance includes the resolution of a long-standing tax matter with the state of Tennessee which drove most of the $4.0 million in favorable tax credits or $0.11 per diluted share.

During the second quarter of 2012, our comparable store sales decreased 1.0%, primarily attributed to the impact of the continuing macroeconomic pressures being experienced in the Southeast. Additionally, we continue to experience double-digit comparable sales decreases in our tobacco category. To address this negative trend, we have finalized an agreement with a major supplier which will give Fred’s more aggressive promotion capabilities in addition to new tobacco in-store signage which is currently rolling out to our stores. Also, we will add additional resources and capital to focus on driving more traffic into our store during the remainder of the year.

In addition to the strong net income and earnings per share results, we continued to leverage our pharmacy advantage and other strategic initiatives. Our key initiatives include improving store productivity through the Core 5 Program, finding ways to help our financially challenged customer, building customer loyalty and focusing on initiatives aimed at driving operating margin improvement.

Our pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. Accelerating pharmacy growth is a key strategy at Fred’s. We aggressively pursue opportunities to acquire independent pharmacies within our targeted markets. Our emphasis is on opening a majority of our stores with pharmacies. Through the first half of 2012, eight new pharmacies were opened, and one pharmacy was closed in existing locations, totaling 332 pharmacy locations at quarter end. This emphasis in growth was a major factor in the pharmacy department sales increase as a percentage of sales of 150 basis points to 35.7% from 34.2%. Comparable script growth increased 3.2% and overall scripts increased 9.3% during the quarter. During the second quarter, our pharmacy department continued to experience sales pressure from the large brand to generic drug conversions that have occurred thus far in 2012, as well as challenges in third-party reimbursements.

Launched in 2010, the Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories are Pet, Household Supplies, Celebration, Home and Pharmacy and are strong trip driving departments in which Fred’s has a clear and marketable advantage versus small box competitors. Through the second quarter of 2012, we have remodeled 61 stores with the Core 5 layout, bringing the total completed stores to 474 or 68% of our locations. We continue to see improvement in stores that have been reformatted with the Core 5 layout, especially in the Pet, Household Supplies and Pharmacy Departments.

Our markets, primarily southeastern U.S. rural towns, have been hard hit by high unemployment, fuel price increases and inflation. To help our financially challenged customer, we have focused our merchandising and marketing teams on key initiatives such as adding new value priced items, introducing new financial services and the expansion of Fred’s® brand products. We will continue expanding these programs over the remainder of the year.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of July 28, 2012, our fred’s® brand penetration rate was 19.7% of consumable product sales, which is up 130 basis points for the year. Our commitment to quality in our fred’s® brand products is resonating with our customers, and they continue to make the switch to our fred’s® brand. We are continuing to add new products to our own brand line on an ongoing basis and have seen significant penetration in our fred’s® branded paper, pet and automotive categories. The launch of the Fred’s loyalty card, called smartcard ™, during the second quarter rewards customers for qualifying purchases, primarily purchases of fred’s® brand products. Through the second quarter, we had approximately 800,000 activated cards with approximately 25% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

In 2012, we are continuing the focus on improving operating performance primarily through initiatives to increase gross margin. The margin drivers are expected to be improving the sales mix through new product introductions in our home categories, expanding global sourcing resources to increase higher margin import purchases, the expansion of price optimization technology, managing promotional markdowns, shrink improvement and increasing volume rebates. During the second quarter, however, our operating margin declined 90 basis points from the same quarter last year. The shortfall resulted from the deleveraging of selling, general and administrative expenses, primarily attributed to higher labor, insurance, and depreciation and amortization expenses.

Over the remainder of 2012, we intend to continue with capital improvements in infrastructure, including new stores and pharmacies, distribution center upgrades and further development of our information technology capabilities. In 2012, the Company expects to open between 25 and 30 new stores and the same number of pharmacies. Technology upgrades will be made in the areas of corporate software and hardware, RF gun replacements and pharmacy server upgrades.

As previously published in our second quarter press release filed August 23, 2012, the Company expects total sales in the third quarter to increase in the range of 2% to 4%. Comparable store sales are expected to decrease in the range of (1%) and (3%). Over the remainder of 2012, Fred's anticipates that ongoing brand to generic drug conversions, as well as the high unemployment rate in the Southeast and reduced unemployment benefits, will continue to negatively affect comparable store sales. Third quarter 2012 earnings per diluted share are forecasted to be in the range of $0.22 to $0.26 compared with earnings per diluted share of $0.24 in the same period last year. Based on actual results for the first half of 2012 and this outlook, the Company now expects total earnings per diluted share for 2012 to be in the range of $0.97 to $1.04.

Key factors that will be critical to the Company’s future success include the successful performance of our Core 5 program, as well as managing the strategy for opening new stores and pharmacies. The successful opening of new stores and pharmacies includes the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs and generating adequate cash flow to fund the Company’s future needs.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 28, 2012 and July 30, 2011

Sales

Net sales for the second quarter of 2012 increased to $470.8 million from $452.7 million in 2011, a year-over-year increase of $18.1 million or 4.0%. On a comparable store basis, sales decreased 1.0% ($4.3 million) compared with a 0.4% ($2.1 million) decrease in the same period last year.

General merchandise (non-pharmacy) sales increased 2.5% to $294.2 million from $287.2 million in 2011. We experienced sales increases in categories such as pet, food, beverage, housewares and health aids, which were partially offset by sales decreases in tobacco, ladies apparel and accessories, electronics and home furnishings.

The Company’s pharmacy department sales were 35.7% of total sales ($168.2 million) in 2012 compared to 34.7% of total sales ($156.9 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 7.2% over 2011 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

There were 21 franchised locations as of July 28, 2012 as compared to 22 at July 30, 2011. Sales to these 21 franchised locations during 2012 were $8.4 million (1.8% of sales) compared to $8.6 million (1.9% of sales) in 2011. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Pharmaceuticals	35.7%	34.7%
Household Goods	23.4%	23.4%
Food and Tobacco	16.5%	17.0%
Paper and Cleaning Supplies	9.0%	8.9%
Health and Beauty Aids	7.4%	6.7%
Apparel and Linens	6.2%	7.4%
Franchise	1.8%	1.9%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 2.5% over last year while the average customer ticket increased 1.5% to $19.93.

Gross Profit

Gross profit for the quarter increased to $131.8 million in 2012 from $126.9 million in 2011, a year-over-year increase of $4.9 million or 3.8%. Gross margin, measured as a percentage of sales was 28.0% in 2012, unchanged from the same quarter last year. In the quarter, increases in pharmacy department gross margins were offset by increases in general merchandise markdowns and shrink.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $128.4 million in 2012 (27.3% of sales) from $118.7 million in 2011 (26.2% of sales). The 110 basis points deleveraging resulted from increased labor expense of $4.0 million (36 basis points), $1.4 million in higher depreciation and amortization as a result of the Company's capital investment in areas such as store growth and pharmacy acquisitions (23 basis points), $1.5 million in additional property rental (21 basis points) and $1.3 million for increased employee medical benefits cost (20 basis points).

Operating Income

Operating income decreased to $3.4 million in 2012 (0.7% of sales) from $8.3 million in 2011 (1.8% of sales). The year-over-year decline in operating income is attributable to the $9.7 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above and was partially offset by the $4.9 million increase in gross profit which was driven by higher pharmacy department gross margins.

Interest Expense, Net

Net interest expense for the second quarter totaled $0.1 million or less than 0.1% of sales compared to $0.1 million, which was also less than 0.1% of sales in the second quarter of 2011.

Income Taxes

During the second quarter, income tax expense was favorably impacted by $4.0 million, or $0.11 per diluted share, related to a state income tax settlement of $3.6 million and $0.4 million of other tax related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the quarter was 36.8% in 2012 compared to 37.8% in 2011.  The federal Work Opportunity Tax Credits expired at the end of 2011 but are expected to be reinstated later in the fiscal year.

Net Income

Net income increased to $6.1 million ($.17 per diluted share) in 2012 from $5.1 million ($.13 per diluted share) in 2011. The increase in net income was due to the $4.9 million increase in gross profit as a result of higher pharmacy department margins and $5.9 million in reduced tax expense primarily due to $4.0 million in favorable tax credits as the result of a state income tax settlement and other tax-related assumptions and estimates. This favorability was offset by a $9.7 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011

Sales

Net sales for the first half of 2012 increased to $971.3 million from $937.1 million in 2011, a year-over-year increase of $34.2 million or 3.7%. On a comparable store basis, sales decreased 0.5% ($6.2 million) compared with a 0.4% ($3.7 million) increase in the same period last year.

General merchandise (non-pharmacy) sales increase resulted primarily from categories such as food, pet, beverage and health aids, which were partially offset by sales decreases in tobacco, electronics, home furnishings and lawn and garden.

The Company’s pharmacy department sales were 35.7% of total sales ($347.6 million) in 2012 compared to 34.2% of total sales ($320.3 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 8.5% over 2011 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the first half of 2012, there were no changes to franchised locations leaving 21 franchised locations as of July 28, 2012 as compared to 22 franchised locations as of July 30, 2011. Sales to franchised locations during 2012 decreased to $17.4 million (1.8% of sales) from $18.0 million (1.9% of sales) in 2011. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Pharmaceuticals	35.7%	34.2%
Household Goods	23.4%	24.0%
Food and Tobacco	16.4%	16.7%
Paper and Cleaning Supplies	8.8%	8.7%
Health and Beauty Aids	7.4%	7.4%
Apparel and Linens	6.5%	7.1%
Franchise	1.8%	1.9%
	100.0%	100.0%

For the first half, comparable store customer traffic decreased 2.0% over last year while the average customer ticket was increased 1.5% to $20.44.

Gross Profit

Gross profit for the first half of 2012 increased to $279.6 million in 2012 from $264.9 million in 2011, a year-over-year increase of $14.7 million or 5.6%. Gross margin, measured as a percentage of sales was 28.8% in 2012 as compared to 28.3% from last year. In the first half of the year, increases in pharmacy department gross margins were partially offset by general merchandise markdowns and shrink.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization was $259.1 million in the first half of 2012 (26.7% of sales) as compared to $241.5 million in 2011 (25.8% of sales). The 90 basis points deleveraging as a percentage of sales during the first half of the year was derived from increased labor expense of $7.0 million (27 basis points), $3.0 million in higher depreciation and amortization as a result of the Company's capital investment in areas such as pharmacy acquisitions (25 basis points), $2.5 million in additional property rental (16 basis points) and $2.2 million for increased medical insurance (16 basis points).

Operating Income

Operating income decreased to $20.5 million in 2012 (2.1% of sales) from $23.4 million in 2011 (2.5% of sales). The year-over-year decrease of $2.9 million was driven by the $17.7 million of increased selling, general and administrative expenses as described in the Selling, General and Administrative section above which was partially offset by the $14.7 million increase in gross profit driven by the increase in pharmacy department gross margins.

Interest Expense, Net

Net interest expense for 2012 totaled $0.3 million or less than 0.1% of sales compared to $0.2 million which was also less than 0.1% of sales in 2011.

Income Taxes

Income tax expense for the first half of the year was impacted by $4.0 million, or $0.11 per diluted share, of favorable tax credits related to a state income tax settlement of $3.6 million and $0.4 million of other tax-related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the first six months of the year was 38.1% in 2012 compared to 37.1% in 2011. The federal Work Opportunity Tax Credits expired at the end of 2011 but are expected to be reinstated later in the fiscal year.

Net Income

Net income increased to $16.5 million ($.45 per diluted share) in 2012 from $14.6 million ($.37 per diluted share) in 2011. The increase in net income was due to the $14.7 million increase in gross profit as a result of higher pharmacy department margins and $4.9 million in reduced tax expense primarily due to the $4.0 million in favorable tax credits as the result of a state income tax settlement and other tax-related assumptions and estimates. This favorability was offset by a $17.7 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $29.1 million during the twenty-six week period ended July 28, 2012 compared to $37.3 million in the same period of the prior year. We generated operating cash flow primarily through $16.5 million in year-to-date net income, an $18.8 million increase in depreciation and amortization, a $5.5 million decrease in other assets primarily related to prepaid expenses, an increase in trade receivables of $3.4 million, an increase to the LIFO reserve of $1.8 million and an increase to stock based compensation of $1.1 million. Operating cash flows were partially offset by a $8.8 million decrease in operating liabilities and an inventory increase of $10.0 million.

Cash used in investing activities totaled $19.9 million, and consisted primarily of capital expenditures of $12.1 million related to existing store and pharmacy expenditures ($6.0 million), technology and other corporate expenditures ($3.8 million) and new store and pharmacy expenditures ($2.3 million). In addition, the Company planned expenditures of approximately $16.4 million in 2012 for the acquisition of prescription lists and other pharmacy related items of which $7.9 million has been spent to date. During the first half of 2012, we opened 12 new locations, consisting of 6 new stores and 6 new Xpress pharmacies. Fred's also closed 14 locations during this period. In 2012, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $30.0 million. Expenditures are planned totaling $23.8 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.6 million for technology upgrades and approximately $2.6 million for distribution center equipment and other capital maintenance. Technology upgrades in 2012 will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $3.0 million towards these transactions.

Cash used by financing activities totaled $13.2 million and included $9.2 million for the repurchase of shares, $4.5 million for the payment of cash dividends and $0.2 million for the repayment of debt offset by $0.7 million for the exercise of stock options. There were $7.1 million in borrowings outstanding at July 28, 2012 related to real estate mortgages compared to $7.3 million at January 28, 2012. The decrease is attributable to $0.2 million of payments on mortgage debt.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of July 28, 2012. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Credit Agreement, which bears interest at LIBOR plus 100 basis points. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended July 28, 2012 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In November, 2010, a lawsuit entitled Hensley, et al v. Fred’s Stores of Tennessee, Inc., et al, was filed in the General Court of Justice of the Superior Court Division in Forsyth County, North Carolina, in which the plaintiffs allege past, future and other damages as a result of a 2007 vehicle accident involving a Fred’s vehicle. The Company denied liability. However to eliminate certain risks, on or about August 27, 2012, the Company settled the claim with plaintiffs for approximately $1.1 million. This case is covered by the Company’s vehicular insurance, which has a $150,000 deductible.

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  Briefs have been filed, but discovery has not yet begun.  The Company believes that all assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter.  In accordance with FASB ASC 450, “Contingencies”, the Company does not feel that a loss in this matter is probable or can be reasonably estimated.  Therefore, we have not recorded a liability for this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through July 28, 2012 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

			Total Number of
			Shares Purchased as		Maximum Number of
	Total Number		Part of Publicly	Authorized	Shares That May Yet
	of Shares	Average Price	Announced Plans or	Share	Be Purchased Under
	Purchased	Paid Per Share	Program	Expansion	the Plans or Program

Balance at January 28, 2012					90.0
February 16, 2012				3,600.0	3,690.0
January 29 - February 25, 2012	-	$-	-		3,690.0
February 26 - March 31, 2012	72.7	$13.72	72.7		3,617.3
April 1, - April 28, 2012	425.2	$14.23	425.2		3,192.1
April 29, - May 26, 2012	151.3	$13.99	151.3		3,040.8
May 27, - June 30, 2012	-	$-	-		3,040.8
July 1, - July 28, 2012	-	$-	-		3,040.8

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 6, 2012	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 6, 2012	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer

