Form 10-Q
period 2012-10-27
FREDS INC
filed 2012-12-06
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______ .

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

The registrant had 36,694,798 shares of Class A voting, no par value common stock outstanding as of November 30, 2012.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 27, 2012 (unaudited) and January 28, 2012	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended
October 27, 2012 (unaudited) and October 29, 2011 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Thirty-Nine
Weeks Ended October 27, 2012 (unaudited) and October 29, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
October 27, 2012 (unaudited) and October 29, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 – Controls and Procedures	18

Part II - Other Information	18-19

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	20
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	October 27, 2012	January 28,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$16,119	$27,130
Receivables, less allowance for doubtful accounts of $1,947 and $1,595, respectively	30,584	31,883
Inventories	392,523	331,882
Other non-trade receivables	36,252	32,090
Prepaid expenses and other current assets	11,515	12,321
Total current assets	486,993	435,306
Property and equipment, at depreciated cost	158,070	161,112
Equipment under capital leases, less accumulated amortization of $5,068 and $5,043, respectively	73	97
Intangibles	37,601	32,191
Other noncurrent assets, net	3,386	3,276
Total assets	$686,123	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,526	$106,886
Current portion of indebtedness	1,281	658
Accrued expenses and other	43,220	44,876
Deferred income taxes	24,870	23,878
Total current liabilities	222,897	176,298
Long-term portion of indebtedness	5,438	6,640
Deferred income taxes	6,541	5,633
Other noncurrent liabilities	18,074	19,799
Total liabilities	252,950	208,370

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,693,243 and 37,203,794 shares issued and outstanding, respectively	98,555	105,384
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	333,754	317,364
Accumulated other comprehensive income	864	864
Total shareholders’ equity	433,173	423,612
Total liabilities and shareholders’ equity	$686,123	$631,982

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	$450,574	$444,378	$1,421,895	$1,381,467
Cost of goods sold	312,441	308,412	1,004,162	980,628
Gross profit	138,133	135,966	417,733	400,839

Depreciation and amortization	9,880	8,463	28,718	24,312
Selling, general and administrative expenses	118,133	113,944	358,428	339,577
Operating income	10,120	13,559	30,587	36,950

Interest income	-	(34)	-	(149)
Interest expense	129	134	402	412
Income before income taxes	9,991	13,459	30,185	36,687

Provision for income taxes	3,430	4,427	7,112	13,055
Net income	$6,561	$9,032	$23,073	$23,632

Net income per share
Basic	$0.18	$0.24	$0.63	$0.61

Diluted	$0.18	$0.24	$0.63	$0.61

Weighted average shares outstanding
Basic	36,443	37,618	36,626	38,617
Effect of dilutive stock options	140	51	135	87
Diluted	36,583	37,669	36,761	38,704

Dividends per common share	$0.06	$0.05	$0.18	$0.15

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$6,561	$9,032	$23,073	$23,632
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$6,561	$9,032	$23,073	$23,632

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$23,073	$23,632
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,718	24,312
Net loss on asset disposition	799	319
Provision (recovery) for store closures and asset impairment	(57)	151
Stock-based compensation	1,442	1,338
Provision for uncollectible receivables	352	92
LIFO reserve increase	2,974	1,598
Deferred income tax expense	559	2,746
Income tax benefit upon exercise of stock options	30	18
(Increase) decrease in operating assets:
Trade and non-trade receivables	663	(6,967)
Insurance receivables	(492)	26
Inventories	(63,558)	(65,816)
Other assets	807	(1,288)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	44,983	68,963
Income taxes payable	(3,385)	(690)
Other noncurrent liabilities	(413)	2,901
Net cash provided by operating activities	36,495	51,335

Cash flows from investing activities:
Capital expenditures	(19,037)	(37,471)
Proceeds from asset dispositions	128	119
Asset acquisition, net (primarily intangibles)	(13,064)	(8,685)
Net cash used in investing activities	(31,973)	(46,037)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(579)	(426)
Excess tax charges from stock-based compensation	(30)	(18)
Proceeds from exercise of stock options and employee stock purchase plan	937	287
Repurchase of shares	(9,176)	(28,482)
Cash dividends paid	(6,685)	(5,863)
Net cash used in financing activities	(15,533)	(34,502)

Increase (decrease) in cash and cash equivalents	(11,011)	(29,204)
Cash and cash equivalents:
Beginning of year	27,130	49,182
End of period	$16,119	$19,978

Supplemental disclosures of cash flow information:
Interest paid	$402	$263
Income taxes paid	$12,644	$11,504

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$3,497
Assets acquired through capital lease	$-	$135

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and its subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of October 27, 2012, 708 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 342 full service pharmacy departments located within our discount general merchandise stores.

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

The results of operations for the thirteen week and thirty-nine week periods ended October 27, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventory, which was approximately $35.1 million and $40.4 million at October 27, 2012 and January 28, 2012, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $29.7 million at October 27, 2012 and $26.8 million at January 28, 2012.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at October 27, 2012 is $24.1 million, with the corresponding amount of $20.3 million at January 28, 2012.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Stock option expense	$256	$101	$424	$352
Restricted stock expense	74	297	882	856
ESPP expense	46	43	136	130
Total stock-based compensation	$376	$441	$1,442	$1,338

Income tax benefit on stock-based compensation	$94	$121	$398	$352

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock Options
Expected volatility	39.7%	40.5%	39.7%	41.4%
Risk-free interest rate	0.5%	1.5%	0.5%	1.9%
Expected option life (in years)	4.00	5.84	4.06	4.96
Expected dividend yield	1.27%	0.86%	1.26%	0.91%

Weighted average fair value at grant date	$3.86	$4.13	$3.90	$4.49

Employee Stock Purchase Plan
Expected volatility	33.0%	31.5%	33.7%	24.8%
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Expected option life (in years)	0.75	0.75	0.5	0.5
Expected dividend yield	1.18%	1.02%	0.78%	0.68%

Weighted average fair value at grant date	$3.76	$3.59	$3.50	$3.07

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 40,267 shares issued during the thirty-nine weeks ended October 27, 2012. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 27, 2012, there were 934,040 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 27, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 28, 2012	795,376	$11.52	3.0	$2,831
Granted	415,169	$13.67
Forfeited / Cancelled	(24,600)	$14.54
Exercised	(63,912)	$13.14
Outstanding at October 27, 2012	1,122,033	$12.16	3.4	$1,619

Exercisable at October 27, 2012	549,891	$11.25	2.0	$1,260

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended October 27, 2012 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of October 27, 2012, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 3.67 years. The total fair value of options vested during the thirty-nine weeks ended October 27, 2012 was $525.6 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 27, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	123,979	$14.47
Forfeited / Cancelled	(60,595)	$12.36
Vested	(114,967)	$12.27
Non-vested Restricted Stock at October 27, 2012	660,017	$12.98

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 27, 2012 is $8.9 million with a weighted average remaining contractual life of 5.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.4 million, which is expected to be recognized over a weighted average period of approximately 6.7 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 27, 2012 was $1.4 million.

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	October 27, 2012	January 28, 2012
Property and equipment, at cost:

Buildings and building improvements	$113,111	$112,321
Leasehold improvements	72,851	70,509
Automobiles and vehicles	5,601	5,348
Airplane	4,697	4,697
Furniture, fixtures and equipment	261,011	250,241
	457,271	443,116
Less: Accumulated depreciation and amortization	(307,825)	(289,884)
	149,446	153,232
Construction in progress	20	23
Land	8,604	7,857
Total Property and equipment, at depreciated cost	$158,070	$161,112

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

During the first three quarters of fiscal 2012, we incurred an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized $0.2 million, leaving $0.2 million in the reserve at October 27, 2012.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at January 28, 2012	Additions	Utilization	Ending Balance October 27, 2012

Lease contract termination liability	$0.3	$0.1	$(0.2)	$0.2

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	October 27, 2012	October 29, 2011	January 28, 2012

Accumulated other comprehensive income	$864	$872	$872
Amortization of postretirement benefit	-	-	(8)
Ending balance	$864	$872	$864

NOTE 7: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores' leases of the Company with unrelated landlords. The total rental payments related to related party leases were $225.7 thousand and $362.3 thousand for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and its subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of October 27, 2012, 708 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 342 full service pharmacies in our stores.

During the third quarter of fiscal 2012, our earnings per diluted share decreased 25% to $0.18 as compared to $0.24 during the third quarter of 2011. Net income during the third quarter decreased 27% to $6.6 million as compared to $9.0 million over the same quarter of 2011. As announced in our press release filed November 20, 2012, the third quarter performance reflects the impact of the shift in layaway sales to December, unfavorable LIFO expense charges on pharmacy inventory and higher operating expenses related to our store and pharmacy growth.

During the third quarter of 2012, our comparable store sales decreased 2.5%, primarily attributed to the impact of the continuing macroeconomic pressures being experienced in the Southeast as well as the continuing shift on pharmacy sales. Additionally, we continue to experience double-digit comparable sales decreases in our tobacco category. To address these current trends, we finalized an agreement with a major supplier in the second quarter of 2012 which gives Fred’s more aggressive promotion capabilities in addition to new tobacco in-store signage which is currently rolling out to our stores. Also, we will add additional resources and capital to focus on driving more traffic into our stores during the remainder of the year.

Launched in 2010, the Core 5 Program is our long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories are Pet, Household Supplies, Celebration, Home and Pharmacy and are strong trip driving departments in which Fred’s has a clear and marketable advantage versus small box competitors. Through the third quarter of 2012, we have remodeled approximately 68% of our locations with the Core 5 layout. We continue to see improvement in stores that have been reformatted with the Core 5 layout, especially in the Pet, Household Supplies and Pharmacy Departments.

Our pharmacy department is one of our Core 5 categories and is a key differentiating factor from other small-box discount retailers. Accelerating pharmacy growth is a key strategy at Fred’s. We aggressively pursue opportunities to acquire independent pharmacies within our targeted markets. Our emphasis is on opening a majority of our stores with pharmacies. Through the nine months of 2012, nineteen new pharmacies were opened, and two pharmacies were closed in existing locations, totaling 342 pharmacy locations at quarter end. This emphasis in growth was a major factor in the year-to-date pharmacy department sales increase as a percentage of sales of 160 basis points to 36.6% from 35.0% in the same period last year. Comparable script growth increased 3.7% and overall scripts increased 10.3% during the quarter. During the third quarter, our pharmacy department continued to experience sales pressure from the large brand-to generic drug conversions that have occurred thus far in 2012, as well as challenges in third-party reimbursements. Although the sales impact of the brand to generic drug conversion is negative, the gross margin of generic drugs is typically higher than brand drugs. Overall, pharmacy department produced strong results in the quarter, with higher comparable prescription counts and increased gross margins.

In addition to leveraging our pharmacy advantage, other key initiatives include improving store productivity through the Core 5 Program, finding ways to help our financially challenged customer, building customer loyalty and focusing on initiatives aimed at driving operating margin improvement. During the third quarter, we initiated our new Hometown Automotive and Hardware expansion program in 80 stores. Automotive and hardware are two of higher gross margin departments and this program doubles the existing space of these departments in our stores. This new program supports our focus on improving our overall store productivity.

Our markets, primarily southeastern U.S. rural towns, have been hard hit by high unemployment, fuel price increases and inflation. To help our financially challenged customer, we have focused our merchandising and marketing teams on key initiatives such as adding new value priced items, introducing new financial services and the expansion of fred’s® brand products. The new financial services department carries prepaid and reloadable phone, gift, entertainment, debit and credit cards. We also provide Western Union services in some stores. We will continue expanding these programs over the remainder of the year.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of October 27, 2012, our fred’s® brand penetration rate was 19.7% of consumable product sales, which is up 60 basis points over last year. Our commitment to quality in our fred’s® brand products is resonating with our customers, and they continue to make the switch to our fred’s® brand. We are continuing to add new products to our own brand line on an ongoing basis and have seen significant penetration in our fred’s® branded paper, pet and automotive categories. The launch of the Fred’s loyalty card, called smartcard ™, during the second quarter rewards customers for qualifying purchases, primarily purchases of fred’s® brand products. Through the third quarter, we had approximately 1.1 million activated cards with approximately 25% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

In 2012, we are continuing the focus on improving operating performance primarily through initiatives to increase gross margin. The margin drivers are expected to improve the sales mix through new product introductions in our home categories, expanding global sourcing resources to increase higher margin import purchases, the expansion of price optimization technology, managing promotional markdowns, reducing shrink and increasing volume rebates. During the third quarter, our gross margin improved 10 basis points, but our operating margin deleveraged 80 basis points. The shortfall resulted from the deleveraging of selling, general and administrative expenses, primarily attributed to higher labor, depreciation and amortization expenses and property rental related to our store and pharmacy growth.

Over the remainder of 2012, we intend to continue with capital improvements in infrastructure, including new stores and pharmacies, distribution center upgrades and further development of our information technology capabilities. In the fourth quarter, the Company expects to open 9 net new locations, bringing the total net location growth to 17 for the year. Technology upgrades will be made in the areas of corporate software and hardware, RF gun replacements and pharmacy server upgrades.

As previously published in our third quarter press release filed November 20, 2012, the Company expects total sales in the fourth quarter to increase in the range of 9% to 11%, or 2% to 4% excluding the 53rd week. Comparable store sales are expected to increase 6% to 8%, or decrease in the range of (2%) to flat excluding the 53rd week, compared to an increase of 0.1% in the fourth quarter last year. Over the remainder of 2012, Fred's anticipates that ongoing brand-to-generic drug conversions, as well as the high unemployment rate in the Southeast and expiration of unemployment benefits, will continue to negatively affect comparable store sales. Fourth quarter 2012 earnings per diluted share are forecasted to be in the range of $0.31 to $0.36 compared with earnings per diluted share of $0.26 in the same period last year. Based on actual results for the first half of 2012 and this outlook, the Company now expects total earnings per diluted share for 2012 to be in the range of $0.94 to $0.99.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 27, 2012 and October 29, 2011

Sales

Net sales for the third quarter of 2012 were $450.6 million compared to $444.4 million in 2011, a year-over-year increase of $6.2 million or 1.4%. Deferred layaway sales during the quarter totaled $3.7 million in 2012 as compared to $1.2 million in 2011, an increase of $2.5 million. The increase in deferred layaway sales is driven by layaway program changes introduced in the third quarter of 2012. Program changes included lowering the down payment from 10% of the transaction to $1 and eliminating the restocking fee of $2. The net sales increase during the quarter was driven by higher pharmacy department sales. General merchandise (non-pharmacy) sales decreased 0.5% from 2011. In the general merchandise departments, we experienced sales decreases primarily in the tobacco and home furnishing categories which were partially offset by increases in food, paper and chemical, beverage and pet. On a comparable store basis, sales decreased 2.5% compared with an increase of 1.5% in the same period last year.

The Company’s pharmacy department sales were 38.2% of total sales ($172.3 million) in 2012 compared to 36.7% of total sales ($163.6 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 5.3% over 2011 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. Despite the continued pressure of the brand-to-generic shift on top-line sales, the Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the quarter, there were no changes to the franchised locations leaving 21 franchised locations at October 27, 2012 as compared to 22 franchised locations as of October 29, 2011. Sales to these locations during the quarter decreased to $8.5 million (1.9% of sales) from $9.5 million (2.1% of sales) in 2011. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
Pharmaceuticals	37.9%	36.7%
Household Goods	19.9%	20.3%
Food and Tobacco	17.3%	17.8%
Paper and Cleaning Supplies	9.4%	9.3%
Health and Beauty Aids	7.7%	7.6%
Apparel and Linens	5.9%	6.2%
Franchise	1.9%	2.1%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 2.5% over last year while the average customer ticket was flat at $19.65.

Gross Profit

Gross profit for the quarter was $138.1 million in 2012 compared to $136.0 million in 2011, a year-over-year increase of $2.1 million or 1.6%. Gross margin, measured as a percentage of sales was 30.7% in 2012, compared with 30.6% in the same quarter last year. The 10 basis point improvement was driven by an increase in generic sales which typically have a higher pharmacy department gross margin, as well as an increase in pharmacy rebates. This improvement was offset by an increase in LIFO charges, which is due to higher pharmacy product inflation than in prior years, and the deleveraging of general merchandise gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, were $128.0 million in 2012 (28.5% of sales) compared to $122.4 million in 2011 (27.6% of sales), an increase of $5.6 million. Selling, general and administrative expenses deleveraged 90 basis points as a percent of sales due to an increase in labor expense of $2.6 million (38 basis points), $1.4 million in higher depreciation and amortization (29 basis points) and $0.7 million of additional property rental (11 basis points), which are associated with new store and pharmacy growth, as well as an increase in professional fees of $0.7 million (15 basis points). The deleveraging was partially offset by a reduction in insurance expense of $0.6 million (17 basis points).

Operating Income

Operating income was $10.1 million in 2012 (2.2% of sales) compared to $13.6 million in 2011 (3.0% of sales). The year-over-year unfavorable variance is attributable to the $5.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, which was partially offset by the $2.1 million increase in gross profit that was driven by the higher pharmacy department margins.

Interest Expense, Net

Net interest expense for the third quarter of 2012 totaled $.1 million or less than .1% of sales compared to $.1 million in the same period last year, which was also less than .1% of sales in 2011.

Income Taxes

The effective income tax rate was 34.3% in 2012 compared to 32.9% in 2011. The increase in the effective income tax rate is due to the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2011. These credits are expected to be reinstated later in the fiscal year.

Net Income

Net income decreased to $6.6 million ($0.18 per diluted share) in 2012 compared to $9.0 million ($0.24 per diluted share) in 2011, a decrease of $2.4 million. The decrease in net income is due to the $5.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, which was partially offset by the $2.1 million increase in gross profit as described in the Gross Profit section above and the $1.0 million reduction in income tax expense primarily as a result of $3.5 million in reduced taxable income.

Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011

Sales

Net sales for the first nine months of 2012 increased to $1.422 billion from $1.381 billion in 2011, a year-over-year increase of $40.4 million or 2.9%. Deferred layaway sales during the quarter totaled $4.4 million in 2012 as compared to $1.8 million in 2011, an increase of $2.6 million driven by the layaway program changes introduced in the third quarter of 2012. The net sales increase during the quarter was driven by both higher general merchandise and pharmacy department sales. General merchandise (non-pharmacy) sales increased 0.7% over 2011. In the general merchandise departments, we experienced sales increases primarily in the food, paper and chemical, pet, beverage and auto and hardware categories, which were partially offset by sales decreases in tobacco and home furnishings. On a comparable store basis, sales decreased 0.8% compared with a 0.7% increase in the same period last year.

The Company’s pharmacy department sales were 36.6% of total sales ($519.9 million) in 2012 compared to 35.0% of total sales ($484.0 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 7.4% over 2011 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. Despite the continued pressure of the brand to generic shift on top-line sales, the Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the first nine months of 2012, there were no changes to the franchised locations leaving 21 franchised locations at October 27, 2012 as compared to 22 franchised locations as of October 29, 2011. Sales to these locations decreased to $25.9 million (1.8% of sales) from $27.5 million (2.0% of sales) in 2011. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Pharmaceuticals	36.4%	35.0%
Household Goods	22.3%	22.8%
Food and Tobacco	16.7%	17.0%
Paper and Cleaning Supplies	9.0%	8.9%
Health and Beauty Aids	7.5%	7.5%
Apparel and Linens	6.3%	6.8%
Franchise	1.8%	2.0%
	100.0%	100.0%

For the first nine months, comparable store customer traffic decreased 1.6% over last year while the average customer ticket increased 0.8% to $20.26.

Gross Profit

Gross profit for the first nine months of 2012 was $417.7 million in 2012 compared to $400.8 million in 2011, a year-over-year increase of $16.9 million or 4.2%. Gross margin, measured as a percentage of sales was 29.4% in 2012, compared with 29.0% in the same period last year. The 40 basis point improvement was driven by an increase in generic sales which typically have a higher pharmacy department gross margin, as well and higher pharmacy rebates. This improvement was offset by an increase in LIFO charges, which is due to higher pharmacy product inflation than in prior years, as well as the deleveraging of general merchandise gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization were $387.1 million in 2012 (27.2% of sales) compared to $363.9 million in 2011 (26.3% of sales), an increase of $23.2 million. The 90 basis points deleveraging as a percent of sales during the year resulted from an increase in labor expense of $9.2 million (27 basis points), $4.4 million in higher depreciation and amortization (26 basis points) and $3.2 million of additional property rental (14 basis points), which are associated with new store and pharmacy growth, as well as an increase in advertising spending of $1.7 million (10 basis points).

Operating Income

Operating income was $30.6 million in 2012 (2.2% of sales) compared to $37.0 million in 2011 (2.7% of sales), a decrease of $6.4 million. The year-over-year variance of $6.4 million is attributable to the $23.2 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, which was partially offset by the $16.9 million increase in gross profit that was driven by higher pharmacy department margins as described in the Gross Profit section above.

Interest Expense, Net

Net interest expense for 2012 totaled $0.4 million or less than .1% of sales compared to $.3 million, which was also less than .1% of sales in 2011.

Income Taxes

The effective income tax rate was 23.6% in 2012 compared to 35.6% in 2011.  Income tax expense was favorably impacted by $4.2 million, or $0.12 per diluted share, of tax credits primarily related to a second quarter state income tax settlement of $3.6 million and $0.6 million of other tax-related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the first nine months of the year was 37.5% in 2012 compared to 35.6% in 2011. The increase in the effective income tax rate is due to the federal Work Opportunity Tax Credits (WOTC) that expired at the end of 2011. These credits are expected to be reinstated later in the fiscal year.

Net Income

Net income was $23.1 million ($.63 per diluted share) in 2012 compared to $23.6 million ($.61 per diluted share) in 2011, a year-over-year decrease of $0.5 million. The decrease in net income is primarily attributable to a $23.2 million increase in selling, general and administration expenses as detailed in the Selling, General and Administrative Expenses section above and was partially offset by a $16.9 million increase in gross profit driven by higher pharmacy department margins as described in the Gross Profit section above as well as a reduction in income tax expense of $5.9 million primarily attributable to the $4.2 million in favorable tax credits and a $6.5 million reduction in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $36.5 million during the thirty-nine week period ended October 27, 2012 compared to $51.3 million in the same period of the prior year. We generated operating cash flow primarily through $23.1 million in year-to-date net income, an increase in operating liabilities of $45.0 million due to a higher accounts payable balance related to the increased inventory balance and our seasonality, $28.7 million in depreciation and amortization and an increase in the LIFO reserve of $3.0 million. Operating cash flows were partially offset by an inventory increase of $63.6 million which is due to new store and pharmacy growth, inflation and seasonality.

Cash used in investing activities totaled $32.0 million during the thirty-nine week period ended October 27, 2012 and consisted primarily of capital expenditures of $19.1 million related to existing store and pharmacy expenditures ($9.4 million), new store and pharmacy expenditures ($4.7 million) and technology and other corporate expenditures ($5.0 million). In addition, the Company planned expenditures of approximately $16.4 million in 2012 for the acquisition of prescription lists and other pharmacy related items of which $13.1 million has been spent to date. During the first three quarters of 2012, we opened 27 new locations, comprising 14 new stores and 13 new Xpress pharmacies. Fred's also closed 13 stores during the year and converted six Xpress pharmacies to full size stores. In 2012, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $30.1 million. Expenditures are planned totaling $23.8 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.6 million for technology upgrades and approximately $2.6 million for distribution center equipment and other capital maintenance. Technology upgrades in 2012 will be made in the areas of IT software and hardware, RF gun replacements and pharmacy server upgrades. To date, the Company has spent $4.0 million towards these transactions.

Cash used by financing activities totaled $15.5 million during the thirty-nine week period ended October 27, 2012 and included $9.2 million for the repurchase of shares, $6.7 million for the payment of cash dividends and $0.6 million for the repayment of debt offset by $0.9 million for the exercise of stock options. There were $6.7 million in borrowings outstanding at October 27, 2012 related to real estate mortgages compared to $7.3 million at January 28, 2012. The decrease is attributable to $0.6 million of payments on mortgage debt.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of October 27, 2012. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Credit Agreement, which bears interest at LIBOR plus 100 basis points. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 27, 2012 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November, 2010, a lawsuit entitled Hensley, et al v. Fred’s Stores of Tennessee, Inc., et al, was filed in the General Court of Justice of the Superior Court Division in Forsyth County, North Carolina, in which the plaintiffs allege past, future and other damages as a result of a 2007 vehicle accident involving a Fred’s vehicle. The Company denied liability. However, to eliminate certain risks, on or about August 27, 2012, the Company settled the claim with plaintiffs for approximately $1.1 million. This case is covered by the Company’s vehicular insurance, which has a $150,000 deductible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through October 27, 2012 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2012					90.0
February 16, 2012				3,600.0	3,690.0
January 29 - February 25, 2012	-	$-	-		3,690.0
February 26 - March 31, 2012	72.7	$13.72	72.7		3,617.3
April 1, - April 28, 2012	425.2	$14.23	425.2		3,192.1
April 29, - May 26, 2012	151.3	$14.01	151.3		3,040.8
May 27, - June 30, 2012	-	$-	-		3,040.8
July 1, - July 28, 2012	-	$-	-		3,040.8
July 29, 2012 - August 25, 2012	-	$-	-		3,040.8
August 26, 2012 - September 29, 2012	-	$-	-		3,040.8
September 30, 2012 - October 27, 2012	-	$-	-		3,040.8

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: December 6, 2012	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: December 6, 2012	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and Chief Financial Officer

