Form 10-K
period 2013-02-02
FREDS INC
filed 2013-04-18
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on July 28, 2012 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $536 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 11, 2013, there were 36,706,031 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 11, 2013, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.
FORM 10-K
TABLE OF CONTENTS

Page No.
PART I

ITEM 1. — Business	4
ITEM 1A. — Risk Factors	10
ITEM 1B. — Unresolved Staff Comments	14
ITEM 2. — Properties	14
ITEM 3. — Legal Proceedings	14
ITEM 4. — Mine Safety Disclosures	15

PART II

ITEM 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
ITEM 6. — Selected Financial Data	18
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 8. — Financial Statements and Supplementary Data	32
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	55
ITEM 9A. — Controls and Procedures	55
ITEM 9B. — Other Information	57

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance	57
ITEM 11. — Executive Compensation	59
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
ITEM 13. — Certain Relationships and Related Transactions and Director Independence	59
ITEM 14. — Principal Accountant Fees and Services	59

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules	60
SIGNATURES	65
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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and variations of such words and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
o	Changes in consumer spending and our ability to anticipate buying patterns and anticipate and implement appropriate inventory strategies;
o	Continued availability of capital and financing;
o	Competitive factors, and the ability to recruit and retain employees;
o	Changes in the merchandise supply chain;
o	Changes in third party reimbursement factors for pharmaceuticals;
o	Governmental regulation;
o	Increases in insurance costs;
o	Increases in fuel and utility rates;
o	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part I, ITEM 1A “Risk Factors” herein.

Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1: Business

General

Fred's, founded in 1947, operates 691 Company owned discount general merchandise stores, including 47 express stores as of February 2, 2013 in fifteen states primarily in the southeastern United States. In addition to the Company owned stores, there were 21 franchised "Fred's" stores. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 85% of Fred's stores are in markets with populations of 15,000 or fewer people). There were 346 full service pharmacies, which are included in the Company owned and express stores. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consumer friendly sizes, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's full-service stores have average selling space of 14,944 square feet and had average sales of $2,746,000 in fiscal 2012. No single store accounted for more than 1.0% of net sales during fiscal 2012.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2012, 2011 and 2010, as used herein, refer to the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal year 2012 had 53 weeks, and the fiscal years 2011 and 2010 each had 52 weeks.

Business Strategy

The Company’s strategy is to meet the general merchandise and pharmacy department needs of the small- to medium- sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:

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

Discount prices — The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while minimizing the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail and newspaper advertising.

Convenient shopper-friendly environment — Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 52% of the Company’s stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's stores are of a manageable size, and have a customer-centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of our stores, we provide a full selection of merchandise to our customer.

Expansion Strategy

In 2013, the Company plans a moderate expansion approach and intends to open approximately 20-25 stores and 25-30 pharmacies and close an estimated 20 stores and 3 pharmacies. Under the reconfiguration plan, we will focus on increasing our pharmacy department penetration to 65% to 70% of our store base from the current 50%. See Item 7: " Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further explanation of our three-year reconfiguration plan.

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

Fred's opened 35 full-service stores and Xpress locations and closed 23 during 2012. The majority of new stores opened in 2012 were located in Mississippi and Tennessee. The Company’s new store prototype normally has 16,000 square feet of space. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second generation locations that may alter the size and layout of our typical build-to-suit store. Opening a new store currently costs between $450,000 and $600,000 for inventory, furniture, fixtures, equipment and leasehold improvements.

In 2012, the Company added 24 new pharmacies and closed 3 pharmacies. Approximately 50% of Fred's stores as of February 2, 2013 contain a pharmacy and sell prescription drugs. The Company’s key strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist will become an employee of Fred's, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2012	2011	2010	2009	2008
Full-service stores open at the beginning of the year	638	620	615	617	671
Full-service stores opened/acquired	20	26	12	7	19
Full-service stores closed	(14)	(8)	(7)	(9)	(73)
Full-service stores open at the end of the year	644	638	620	615	617

Xpress stores open at the beginning of the year	41	33	30	22	21
Xpress stores opened/acquired	15	17	13	9	5
Xpress stores closed	-	(2)	-	-	(1)
Xpress stores converted to full-service stores	(9)	(7)	(10)	(1)	(3)
Xpress stores open at the end of the year	47	41	33	30	22

Total Company owned stores	691	679	653	645	639

Franchise stores at end of period	21	21	24	24	24

Total stores	712	700	677	669	663

Number of stores with pharmacies at the end of the year (1)	346	325	313	307	284

Total selling square feet of full-service stores (in thousands)	9,624	9,590	9,350	9,360	9,323

Average selling square feet per full-service store	14,944	15,031	15,081	15,220	15,110

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

Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of total sales, for 2012, 2011 and 2010 were 4.8%, 4.2% and 3.8%, respectively and gross profit, as a percentage of total gross profit, for the same time period was 4.5%, 3.6% and 3.5%, respectively.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 66 year history, enables the Company to compete very effectively within its region.

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

Purchasing

The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the Executive Vice President and Chief Merchandising Officer through five Divisional Senior Vice Presidents of Merchandising. The Merchandising department is supported by a staff of 31 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon various performance related factors such as gross margin return on inventory, all of which are intended to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each Merchandising department develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2012, approximately 5.8% of the Company’s total purchases were from Procter and Gamble, our largest general merchandise vendor. Procter and Gamble purchases were 5.7% in 2011 and 5.0% in 2010. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

During 2012, all of the Company’s prescription drugs were ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). Bergen provides substantially all of the Company’s prescription drugs. During 2012, 2011 and 2010 approximately 40%, 40% and 38%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2015. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2012, 2011 and 2010.

Sales Mix

The Company’s sales, which occur through Company owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Pharmaceuticals	36.3%	34.9%	34.1%
Household Goods	22.6%	23.3%	24.1%
Food and Tobacco Products	16.7%	16.8%	16.2%
Paper and Cleaning Supplies	8.8%	8.7%	8.6%
Health and Beauty Aids	7.5%	7.4%	7.4%
Apparel and Linens	6.3%	6.9%	7.6%
Sales to Franchised Fred's Stores	1.8%	2.0%	2.0%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the full product line offerings such as expanded hardware and auto, food and apparel. In 2012, the average customer transaction size for comparable stores was approximately $20.43, and the number of customer transactions totaled approximately 90 million. The average transaction size was approximately $19.96 in 2011 and $20.00 in 2010, and the customer transactions totaled approximately 90 million in 2011 and 89 million in 2010.

Our Fred's Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 9.4% of total consumable store sales in 2012 compared to 9.0% in 2011 and 9.0% in 2010. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2012 strategic plan, we expanded our private label program and plan to continue that expansion in 2013. For a complete discussion, reference Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company sells merchandise to its 21 franchised “Fred's” stores. These sales during the last three years totaled approximately $34.5 million in 2012, $36.1 million in 2011 and $37.4 million in 2010. Franchise and other fees earned totaled approximately $1.7 million in 2012, $1.8 million in 2011 and $2.0 million in 2010. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.1% of net sales in 2012, compared to 1.0% in 2011 and 1.2% in 2010. The Company uses direct mail and newspaper advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. We expanded our marketing to include email and social media in 2011. Additionally, the Company retains an outside advertising agency to assist with digital advertising, and to develop and implement the Company’s branding strategy.

The Company’s merchants have the discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create impactful in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m. Pharmacy departments typically close at 7:00 pm Monday through Saturday and are closed all day on Sunday. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store. The Company’s 40 district managers, five Regional Vice Presidents and Executive Vice President of Store Operations supervise the management and operation of Fred's stores.

Fred's operates 346 pharmacies (as of February 2, 2013), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 13 healthcare managers. The addition of acquired pharmacies in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the Pharmacy Department, in addition to the 44 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation.

The Company has an incentive compensation plan for store managers, pharmacists and district managers based on meeting or exceeding targeted profit percentage contributions. A couple of factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

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

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 412 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 300 stores (see “Properties” below). Approximately 43% of the merchandise received by Fred's stores in 2012 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

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

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
February 2, 2013
Net Sales	25.6%	24.1%	23.0%	27.3%
Gross Profit	26.1%	23.3%	24.4%	26.2%
Operating Profit	43.8%	8.6%	25.9%	21.7%
Net Income	35.3%	20.5%	22.1%	22.1%

January 28, 2012
Net Sales	25.8%	24.1%	23.6%	26.5%
Gross Profit	25.6%	23.6%	25.2%	25.6%
Operating Profit	29.5%	16.2%	26.5%	27.8%
Net Income	28.5%	15.2%	27.0%	29.3%

January 29, 2011
Net Sales	25.6%	24.4%	23.6%	26.4%
Gross Profit	26.0%	23.9%	24.6%	25.5%
Operating Profit	28.2%	17.6%	25.0%	29.2%
Net Income	27.7%	16.8%	26.4%	29.1%

Employees

At February 2, 2013, the Company had approximately 5,092 full-time and 4,413 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three (3) year collective bargaining agreement. The current bargaining agreement went into effect on July 1, 2011. The Company believes that it continues to have good relations with all of its employees.

Competition

The discount retail merchandise business is highly competitive. We compete in respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Cautionary Statement Regarding Forward-Looking Information” and “Item 1A - Risk Factors”.

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

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Patient Protection and Affordable Care Act of 2010 may affect our pharmacy business, but due to the breadth and complexity of the act, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, we are not yet able to judge what that impact might be. The Company is unable to predict accurately whether or when additional legislation may be enacted or regulations may be adopted relating to the Company’s pharmacy operations or what the effect of such legislation or regulations may be.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2012, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

We operate in a competitive industry.

We are in a highly competitive sector of the discount retail industry.  This competitive environment subjects us to the risk of reduced profitability because of lower prices, and lower margins, required to maintain our competitive position.  We compete with discount stores and with many other retailers all of which may operate a pharmacy not typically seen in our drug store competition, including department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores, some of whom may have greater resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced merchandise to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

Changes to current dividend payments could adversely affect the market price of our stock.

Our ability to pay dividends is dependent upon the success of our operations and the management of our cash flows. We cannot provide assurance that the Company will continue to pay dividends at our current levels. If we fail to maintain dividends at the current levels, the market price of our stock could be adversely affected.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended February 2, 2013 and January 28, 2012, pharmaceutical sales were 36.3% and 34.9% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of a worsening economy and recent healthcare legislation known as the Patient Protection and Affordable Care Act of 2010 which includes provisions to be implemented in January 2014 that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

On April 2, 2012, Express Scripts, Inc. ("Express Scripts") completed its acquisition of Medco Health Solutions, Inc. ("Medco"), creating the largest pharmacy benefit manager ("PBM") in the United States. Prescriptions for both Express Scripts and Medco are filled in our pharmacies. The creation of this PBM, the largest in the United States, could adversely affect the profitability of prescriptions covered by the newly combined PBM as well as others as they react to increasing market pressures.

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

The nature of our business involves the receipt of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of credit cards in our stores, decline to use our pharmacy department services, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Procter and Gamble and several large import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our operations and results.

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

We have a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, changes in terms, or an industry-wide change in wholesale business practices, including those of our supplier or the manufacturers our supplier transacts business with, could have a material adverse effect on our operations.

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

We depend on the success of our new store opening program, including increasing our pharmacy department presence in new and existing stores, for a portion of our growth.

Our growth is dependent on both increases in sales in existing stores and the ability to open new stores with pharmacy departments.  Unavailability of store locations that we deem desirable, delays in the acquisition of pharmacies or opening of new stores, difficulties in staffing and operating new store locations and the lack of customer acceptance of stores in expanded market areas all may negatively impact our new store growth, the costs associated with new stores and/or the profitability of new stores. Our ability to renew or enter into new leases on favorable terms could affect costs of operations or slow store expansions.

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

In 2010, Congress passed the PPACA, which will result in significant structural changes to the health insurance system. Many of these changes will not be implemented until 2014, and several of the resulting regulations and sub-regulatory guidance have yet to be issued and/or finalized. As a result, uncertainties exist regarding the full impact of this act on our business. The reforms will affect the healthcare coverage and plans of Fred's employees as well as our pharmacy department customers. We cannot predict what, if any, effect the PPACA may have on our pharmacy department business, insurance costs or labor. We also cannot predict other legislative or market-driven changes within the health care system that could affect our business.

Adverse impacts associated with the current economic environment could affect our business.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of February 2, 2013, the geographical distribution of the Company’s 691 retail store locations in 15 states was as follows:

State	Number of Stores
Mississippi	128
Georgia	121
Alabama	95
Tennessee	95
Arkansas	71
Louisiana	56
South Carolina	50
North Carolina	20
Texas	16
Kentucky	16
Florida	9
Illinois	6
Missouri	6
Indiana	1
Oklahoma	1
691

The Company owns the real estate and the buildings for 88 locations, of which 8 are closed, 7 are subleased and 5 are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 603 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for additional rent based on sales). Store locations range in size from 1,000 square feet to 25,000 square feet. Of the locations we lease, 335 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

ITEM 3: Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action. The Company has filed objections over the Report and Recommendation with the District Court Judge. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole.

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2012 and fiscal 2011.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
High	$15.27	$15.98	$15.98	$14.21
Low	$13.12	$13.30	$13.21	$12.30
Dividends	$0.06	$0.06	$0.06	$0.25

Fiscal 2011
High	$14.30	$14.74	$13.52	$15.26
Low	$12.02	$13.10	$10.27	$11.54
Dividends	$0.05	$0.05	$0.05	$0.05

The Company’s stock price at the close of the market on April 11, 2013 was $13.97. As of April 11, 2013, there were approximately 19,000 shareholders, including beneficial owners holding shares in nominee or street name. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. On February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20 % increase. On November 19, 2012 the Board of Directors declared a special, one-time dividend of $0.19 per share in addition to the Company's regular quarterly cash dividend of $0.06 per share. The combined $0.25 dividend was payable on December 17, 2012, to shareholders of record as of December 3, 2012. Because a special dividend was granted in the fourth quarter, no additional increase was declared in the first quarter of fiscal year 2013.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 2, 2013, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Stock option plans approved by security holders	1,145,655	$12.18	743,795
Employee stock purchase plan	4,295	$11.63	919,477
Equity Compensation plans not approved by security holders	-	-	-
Total	1,149,950	$12.18	1,663,272

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company at February 2, 2013 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2012	-	$-	-		90.0
January 29 - February 25, 2012	-	$-	-	3,600.0	3,690.0
February 26 - March 31, 2012	72.7	$13.72	72.7		3,617.3
April 1, - April 28, 2012	425.2	$14.23	425.2		3,192.1
April 29, - May 26, 2012	151.3	$14.01	151.3		3,040.8
May 27, - June 30, 2012	-	$-	-		3,040.8
July 1, - July 28, 2012	-	$-	-		3,040.8
July 29, - August 25, 2012	-	$-	-		3,040.8
August 26, - September 29, 2012	-	$-	-		3,040.8
September 30, - October 27, 2012	-	$-	-		3,040.8
October 28, - November 24, 2012	-	$-	-		3,040.8
November 25, - December 29, 2012	-	$-	-		3,040.8
December 30, - February 2, 2013	-	$-	-		3,040.8

The remainder of the information required by this item is incorporated herein by reference to our 2013 annual report to shareholders.

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Consolidated Financial Statements and Notes (Item 8), and the Cautionary Statement Regarding Forward-Looking Information and Risk Factors disclosures (Item 1A).

(dollars in thousands, except per share amounts and store data)

	2012 [1]	2011	2010	2009	2008 [4]
Statement of Income Data:

Net sales	$1,955,275	$1,879,059	$1,841,755	$1,788,136	$1,798,840
Operating income	39,078	51,155	46,718	38,494	26,318
Income before income taxes	38,529	50,758	46,528	38,201	25,910
Provision for income taxes	8,900	17,330	16,941	14,586	9,268
Net income	29,629	33,428	29,587	23,615	16,642

Net income per share:
Basic	$0.81	$0.88	$0.76	$0.59	$0.42
Diluted	0.81	0.87	0.75	0.59	0.42
Cash dividends declared per share [2]	0.43	0.20	0.16	0.11	0.08

Selected Operating Data (unaudited):

Operating income as a percentage of sales	2.0%	2.7%	2.5%	2.2%	1.5%
Increase (decrease) in comparable store sales [3]	(1.4)%	0.5%	2.2%	0.4%	1.8%
Company owned stores open at end of period	691	679	653	645	639

Balance Sheet Data (at period end):

Total assets	$647,153	$631,982	$595,528	$571,441	$544,775
Short-term debt (including capital leases)	1,263	658	201	718	243
Long-term debt (including capital leases)	12,241	6,640	3,969	4,179	4,866
Shareholders' equity	431,272	423,612	423,888	400,939	387,081

[1]	Fiscal year 2012 contains 53 weeks as compared to fiscal year 2011, 2010, 2009 and 2008, which each contain 52 weeks.

[2]	In addition to the 2012 regular quarterly dividend of $0.06, the Board of Directors declared a special, one-time dividend of $0.19 per share payable to shareholders of record as of December 3, 2012.

[3]	A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (see additional information regarding calculation of comparable store sales in Item 7: "Results of Operations" section).

[4]	Results include certain charges for the non-routine closing of 75 stores in 2008, (see Item 7: "Exit and Disposal Activities" section) and implementation of ASC 740.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2012, 2011 and 2010, which represent fiscal years ended February 2, 2013 (which was a 53-week accounting period), January 28, 2012 and January 29, 2011 (which were 52-week accounting periods). This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Overview

Fred's, Inc. and its subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of February 2, 2013, 712 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 346 full service pharmacies in our stores.

Our fiscal 2012 earnings per diluted share decreased 7% to $0.81 as compared to $0.87 in 2011. Net income for 2012 decreased 11% to $29.6 million as compared to $33.4 million in 2011. The earnings impact as a result of the 53rd week was approximately $1.0 million or $0.03 per diluted share. In addition, the settlement with the state of Tennessee of an outstanding tax matter in the second quarter of 2012, as well as other tax-related assumptions and estimates, had a favorable impact on earnings per diluted share of $0.12. Excluding this favorable tax credit, earnings per diluted share was $0.69 for the year. Excluding the 53rd week and the favorable tax credit, earnings per diluted share was $0.66. As announced in our press release filed March 28, 2013, the annual results were negatively impacted by continuing economic pressures experienced by our customers, higher operating expenses related to our store and pharmacy department growth and increasing insurance costs.

Fiscal 2012 sales were $1.955 billion compared to $1.879 billion in 2011, a 4% increase. Our comparable store sales for the 53-week year increased 1.1%. To adjust these numbers to a 52- week period, the Company eliminated the week ended February 2, 2013 from 2012. Excluding the effect of the extra week, sales for 2012 were $1.917 billion and comparable store sales for 2012 decreased 1.4% primarily attributed to the impact of the continuing economic pressures being experienced in the Southeast as well as the continuing shift in pharmacy department sales from brand-to-generic. Additionally, we experienced double-digit comparable sales decreases in our tobacco category in the first half of 2012. To address those trends, we finalized agreements with two major suppliers in the second and third quarters of 2012 that gives Fred’s more aggressive promotional capabilities in addition to new tobacco in-store signage which was rolled out to our stores in the second half of 2012. At fiscal year end, comparable store sales in our tobacco category improved from previous low double digit decreases to a single digit decrease over fiscal 2011.

During the year, our gross margin improved 30 basis points to 29.0% of sales in 2012 from 28.7% of sales in 2011. Gross margin was favorably impacted by the higher initial markup from the pharmacy department’s brand-to-generic shift as well as increases in pharmacy department rebates. Operating margin for the 53-week year deleveraged 70 basis points. The shortfall resulted from the deleveraging of selling, general and administrative expenses, primarily attributed to depreciation and amortization related to new pharmacy acquisitions. Also contributing to the shortfall was the deleveraging of other pharmacy department expenses driven by the brand-to-generic sales shift and higher insurance costs.

In our most recent press release, we announced the launch of our three-year reconfiguration plan to regain momentum we had in the prior three years in driving toward our 4% operating margin goal. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles; to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

The reconfiguration plan in our general merchandise business is centered on expanding space in discretionary product lines. In the third and fourth quarter of 2012, we began testing our reconfiguration plan by reallocating space in 78 stores to allow for an expanded hardware and auto department. These test stores returned results that exceeded our plan by delivering comparable store sales increases 150 basis points to 200 basis points above the remainder of the chain. By the end of 2013, we expect to have approximately 50% of our stores reset with the expanded hardware and auto format. In stores with pharmacies, our general merchandise product offerings will be tailored to appeal to the pharmacy customer and will include the expansion of health and beauty aids, cosmetics, eye care, vitamins, pain relief and durable medical equipment. Over the next three years of the plan, we will reconfigure 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per square foot basis to more productive categories. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while accelerating our pharmacy department and healthcare services offerings. We believe these efforts can improve overall store productivity and space efficiency and enhance product selection in stores with pharmacies.

Our pharmacy department is a key differentiating factor from other small-box discount retailers. It is one of our Core 5 categories and a primary component of our three-year reconfiguration plan. Overall, the pharmacy department produced strong results in the year, with higher comparable prescription counts and increased gross margins. During the year, our pharmacy department continued to experience sales pressure from the large brand-to generic drug conversions that occurred throughout 2012, as well as on-going challenges in third-party reimbursements. Although the sales impact of the brand-to-generic drug conversion is negative, the gross margin of generic drugs is typically higher than brand drugs. Unadjusted for the 53rd week in 2012, comparable script growth increased 6.2% and overall scripts increased 11.7% over last year. During 2012, 24 new pharmacies were opened, and three pharmacies were closed in existing locations, totaling 346 pharmacy locations at year end. This emphasis on growth was a major factor in the year-to-date pharmacy department sales increase as a percentage of sales of 140 basis points to 36.3% from 34.9% in the same period last year.

Continuing to accelerate pharmacy department growth is a key component of our reconfiguration plan. Under the reconfiguration plan, we will focus on increasing our pharmacy department penetration to 65% to 70% of our store base from the current 50% over the next three years. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, open all new stores with a pharmacy department and make opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. This growth in pharmacy department locations will position us to expand our specialty pharmacy program in 2013, the fastest-growing segment of the pharmacy industry. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. During 2012, we entered into a vendor agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients that are receiving specialty medications.

Launched in 2010, the Core 5 Program continues to be a long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories are Pet, Household Supplies, Celebration, Home and Pharmacy and are strong trip driving departments in which Fred’s has a clear and marketable advantage versus small box competitors. Since the program launched, we have remodeled approximately 68% of our locations with the Core 5 layout. We continue to see improvement in stores that have been reformatted with the Core 5 layout, especially in the Pet, Household Supplies and Pharmacy Departments.

In addition to the launch of our three-year reconfiguration plan, other key initiatives in 2013 include beginning the implementation of the second phase of our price optimization tool which will aid us in managing our promotional markdowns and enhancing gross margins. we will also continue to broaden our food and beverage assortment by adding new coolers in our top 100 stores in order to add additional branded frozen and refrigerated products. We also plan to expand brands across a number of categories including softlines, toys, automotive and hardware and lawn and garden. We will continue our focus on improving store productivity through the Core 5 Program, finding ways to help our financially challenged customer, building customer loyalty and focusing on initiatives aimed at driving operating margin improvement.

Our markets, primarily southeastern U.S. rural towns, have been hard hit by high unemployment, fuel price increases and inflation. To help our financially challenged customer, we have focused our merchandising and marketing teams on key initiatives such as adding new value priced items, introducing new financial services and expanding our fred’s® brand products. The expanded financial services department carries prepaid and reloadable phone, gift, entertainment, debit and credit cards. We also provide Western Union services in some stores. We will continue expanding these programs over the remainder of the year.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of February 2, 2013, our fred’s® brand penetration rate was 19.6% of consumable product sales, which is up 60 basis points over last year. Our commitment to quality in our fred’s® brand products is resonating with our customers, and they continue to make the switch to our fred’s® brand. We are continuing to add new products to our own brand line on an ongoing basis and have seen significant penetration in our fred’s® branded paper, pet, health aids and automotive categories. The launch of the Fred’s loyalty card, called smartcard ™, during the second quarter, rewards customers for qualifying purchases, primarily purchases of fred’s® brand products. Since the launch of the smartcard ™, we’ve had approximately 1.3 million activated cards with approximately 25% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

As previously published in our fourth quarter press release filed March 28, 2013, the Company expects total sales in 2013 to increase in the range of 1% to 3%, or 3% to 5% excluding the 53rd week in 2012. Comparable store sales are expected to be flat to an increase of 2% in 2013, excluding the 53rd week in 2012. We anticipate positive general merchandise comparable store sales throughout 2013. The pharmacy department comparable store sales are expected to remain negative through the first two quarters of 2013 due to the brand-to-generic shift, and we expect pharmacy department comparable store sales to turn positive by the end of the year as the large generic drug shift of 2012 is anniversaried. We plan to open in the range of 20 to 25 new stores and 25 to 30 new pharmacies in 2013 and close approximately 20 stores and 3 pharmacies. Capital expenditures are planned in the range of $22 million to $28 million with an additional $16 million to $20 million planned for the acquisition of pharmacies. Based on this outlook, the Company expects total earnings per diluted share to be in the range of $0.77 to $0.88.

Key factors that will be critical to the Company’s future success include the successful performance of our reconfiguration plan, as well as managing the strategy for opening new stores and pharmacies. The successful opening of new stores and pharmacies includes the ability to open and operate efficiently, maintaining high standards of customer service, maximizing efficiencies in the supply chain, controlling working capital needs through improved inventory turnover, controlling the effects of inflation or deflation, controlling product mix, increasing operating margin through improved gross margin and leveraging operating costs and generating adequate cash flow to fund the Company’s future needs.

Critical Accounting Policies

The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the Consolidated Financial Statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. The critical accounting policies presented are those policies the Company has identified as having both a highly subjective component and a material impact on the financial statements. These policies are intended to supplement the summary of our critical accounting policies and related estimates and judgments found in Note 1 to the Consolidated Financial Statements. Our most critical accounting policies are as follows:

Revenue Recognition. The Company markets goods and services through 691 Company owned stores and 21 franchised stores as of February 2, 2013. Net sales include sales of merchandise from Company owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2012, 2011 and 2010 was $1.7 million, $1.8 million and $2.0 million, respectively.

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

The Company calculates inventory losses based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The methodology that we have applied in estimating shrink has resulted in variability in result that is not material to our financial statements. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $33.8 million, and $40.4 million at February 2, 2013 and January 28, 2012, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $30.7 million at February 2, 2013 and $26.8 million at January 28, 2012. The LIFO reserve increased by approximately $3.9 million and $2.8 million during 2012 and 2011, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 2, 2013 is $21.6 million compared to $20.3 million at January 28, 2012.

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

During fiscal 2012, we reserved an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized $0.2 million, leaving $0.2 million in the reserve at February 2, 2013.

(in millions)	Beginning Balance January 28, 2012	Additions FY12	Utilized FY12	Ending Balance February 2, 2013

Lease contract termination liability	$0.3	$0.1	$(0.2)	$0.2

Property and Equipment and Intangibles. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and presented in selling, general and administrative expenses. Improvements to leased premises are depreciated using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are depreciated over the lesser of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following average estimated useful lives are generally applied:

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

As of February 2, 2013, the Company had approximately 1,200 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2012, 2011 and 2010, were $24.0 million, $21.9 million and $24.5 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.4 million and $2.4 million, for 2012, 2011 and 2010, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as the PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage runs August 1 through July 31 of each fiscal year. On August 1, 2012, the stop loss limits for excessive or catastrophic claims for general liability remained at $350,000 and employee medical remained at $175,000. The stop loss limit for worker’s compensation remained unchanged at $500,000. The Company’s insurance reserve was $10.1 million and $10.3 million on February 2, 2013 and January 28, 2012, respectively. Changes in the reserve over that time period were attributable to additional reserve requirements of $43.8 million netted with payments of $44.0 million.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2, defined as Inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
•	Level 3, defined as unobservable inputs for the asset or liability.

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

Income Taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 5 – Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 5 – Income Taxes).

FASB ASC 740 further requires that interest and penalties required to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. Accrued interest and penalties related to our unrecognized tax benefits are recorded in the consolidated balance sheet within “Other non-current liabilities.”

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with FASB ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

	For the Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	71.0	71.3	71.4
Gross profit	29.0	28.7	28.6
Selling, general and administrative expenses [2]	27.0	26.0	26.1
Operating income	2.0	2.7	2.5
Interest expense, net	-	-	-
Income before taxes	2.0	2.7	2.5
Income taxes	0.5	0.9	0.9
Net income	1.5%	1.8%	1.6%

[1]	Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.

[2]	Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory.

Comparable Stores Sales. A store is first included in comparable store sales after the end of the 12th month following the store's grand opening month. Our calculation of comparable store sales represents the increase or decrease in net sales for these stores, and includes stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

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

Fiscal 2012 Compared to Fiscal 2011

The following information contains references to years 2012 and 2011, which represent fiscal years ended February 2, 2013 (which was a 53-week accounting period) and January 28, 2012 (which was a 52-week accounting period).

Sales

Net sales for 2012 increased to $1,955.3 million from $1,879.1 million in 2011 for a year-over-year increase of $76.2 million or 4.1%. On a comparable store basis, sales for 2012 increased 4.8% ($23.1 million) compared with a 0.5% ($9.0 million) increase in the same period last year.

The Company’s 2012 front store ("non-pharmacy") sales increased 1.9% over 2011 front store sales We experienced sales increases in categories such as food, paper and chemical, health and beauty aids, beverage and pet partially offset by decreases in tobacco, electronics and home furnishings.

The Company’s pharmacy department sales were 36.3% of total sales in 2012 compared to 34.9% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 8.5% over 2011, with third party prescription sales representing approximately 91% of total pharmacy department sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to Fred's 21 franchised locations during 2012 declined 4.4% to $34.5 million (1.8% of sales) compared to $36.1 million fiscal 2011. The decrease in year-over-year franchise sales was due to the impact of three franchise stores that closed during the year as well as the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 36.3% Pharmaceuticals, 22.6% Household Goods, 16.7% Food and Tobacco, 8.8% Paper and Cleaning Supplies, 7.5% Health and Beauty Aids, 6.3% Apparel and Linens, and 1.8% Franchise. The sales mix for the same period last year was 34.9% Pharmaceuticals, 23.3% Household Goods, 16.8% Food and Tobacco, 8.7% Paper and Cleaning Supplies, 7.4% Health and Beauty Aids, 6.9% Apparel and Linens, and 2.0% Franchise.

For the year, comparable store customer traffic decreased 2.0% over last year while the average customer ticket increased 0.6% to $20.40.

Gross Profit

Gross profit for the year increased to $566.3 million in 2012 from $538.5 million in 2011, a year-over-year increase of $27.8 million or 5.2%. Gross margin, measured as a percentage of sales, increased to 29.0% in 2012 from 28.7% in 2011, a 30 basis point improvement. Gross margin was favorably impacted by the higher initial markup from the pharmacy department’s brand-to-generic shift as well as an increase in pharmacy department rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $527.3 million in 2012 (27.0% of sales) from $487.4 million in 2011 (26.0% of sales). This 100 basis point expense deleveraging consisted primarily of 20 basis points ($5.4 million) for depreciation and amortization expense, which is mostly related to new pharmacy department growth, 65 basis points ($17.4 million) for all other pharmacy department expenses related to the negative impact of the brand-to-generic shift on top line sales as well as new pharmacy department growth and 11 basis points ($3.6 million) in higher insurance expense due to rising medical costs.

Operating Income

Operating income decreased to $39.1 million in 2012 (2.0% of sales) from $51.2 million in 2011 (2.7% of sales) due to an increase in selling, general and administrative expenses of $39.9 million as described in the Selling, General and Administrative Expenses section above. This unfavorability was partially offset by $27.8 million of higher gross profit driven by the higher initial markup from the pharmacy department’s brand-to-generic shift as well as an increase pharmacy department rebates as described in the Gross Profit section above.

Interest Expense, Net

Net interest expense for 2012 totaled $0.5 million or less than 0.1% of sales compared to $0.4 million which was also less than 0.1% of sales in 2011. The increase in interest expense was the result of borrowings under the Company’s revolving line of credit to fund the early receipt of spring inventory.

Income Taxes

The effective income tax rate was 23.1% in 2012 compared to 34.1% in 2011.  Income tax expense was favorably impacted by $4.2 million, or $0.12 per diluted share, of tax credits primarily related to a second quarter state income tax settlement of $3.6 million and $0.6 million of other tax-related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the year was 34.0% in 2012 compared to 34.1% in 2011.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 5 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances.

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $112.0 million for state income tax purposes at February 2, 2013 and expire at various times during 2013 through 2031. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

We expect our effective tax rate to be in the range of 36% to 37% in fiscal 2013.

Net Income

Net income decreased to $29.6 million ($0.81 per diluted share) in 2012 from $33.4 million ($0.87 per diluted share) in 2011, a decrease of $3.8 million. The decrease in net income is primarily attributable to an increase in selling, general and administrative expenses of $39.9 million as described in the Selling, General and Administrative Expenses section above. This unfavorability was partially offset by $27.8 million of higher gross profit driven by the higher initial markup from the pharmacy department’s brand-to-generic shift as well as an increase pharmacy department rebates as described in the Gross Profit section above and $8.3 million in lower tax expense driven by the favorable effective tax rate as described in the Income Taxes section above.

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

The Company’s pharmacy department sales were 34.9% of total sales in 2011 compared to 34.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 4.2% over 2010, with third party prescription sales representing approximately 91% of total pharmacy department sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

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

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 5 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances.

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $258.4 million, $259.0 million and $282.1 million at year-end 2012, 2011 and 2010, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2012 decreased by $0.6 million from 2011. The decrease was primarily due to a year-over-year decrease in cash and cash equivalents and an increase in accounts payable. Cash and cash equivalents decreased $19.0 million as a result of increased inventory purchases, share repurchases totaling $9.2 million and dividend increases of $8.1 million. The dividend increase was driven by the one-time special dividend of $7.0 million that was paid on December 17, 2012. Accounts payable increased $8.9 million as a result of the increased inventory at year end. Partially offsetting the decrease in working capital, inventory increased by $21.4 million primarily due to inflation, new store growth and the early receipt of spring merchandise, receivables increased $4.1 million as result of higher credit card receivables and receivables due from third party pharmacy insurance providers and other non-trade receivables increased $1.2 million primarily from increases in vendor related allowances. In 2013, the Company intends to open approximately 20 to 25 new stores and 25 to 30 new Xpress pharmacies or pharmacy departments in existing stores and close an estimated 20 stores and 3 pharmacies.

We have incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $46.2 million in 2012, $76.6 million in 2011 and $42.1 million in 2010.

In fiscal 2012, inventory, net of the LIFO reserve, increased by approximately $21.3 million driven by our increased in-stock position, inflation and the early receipt of Spring merchandise. Deferred income tax expense decreased $9.6 million.

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

Net cash used in investing activities totaled $47.4 million in 2012, $62.3 million in 2011 and $38.2 million in 2010.

Capital expenditures in 2012 totaled $27.2 million compared to $49.2 million in 2011 and $27.0 million in 2010. The capital expenditures during 2012 consisted primarily of existing store improvements ($15.2 million), new store and pharmacy department growth ($6.5 million), technology ($4.0 million), and distribution and corporate expenditures ($1.5 million). Additionally, $20.2 million was expended related to acquisitions of pharmacies during 2012.

Capital expenditures in 2011 totaled $49.2 million compared to $27.0 million in 2010 and $22.7 million in 2009. The capital expenditures during 2011 consisted primarily of existing store improvements ($19.4 million), the purchase of 17 existing store properties ($14.5 million), the store and pharmacy department expansion program ($9.6 million), technology ($3.5 million), and distribution and corporate expenditures ($2.2 million). Additionally, $16.8 million was expended related to acquisitions of pharmacies during 2011.

Capital expenditures in 2010 totaled $27.0 million compared to $22.7 million in 2009 and $17.0 million in 2008. The capital expenditures during 2010 consisted primarily of the store and pharmacy department expansion program ($22.4 million), technology enhancements ($2.9 million), transportation and distribution center expenditures ($1.0 million) and other corporate expenditures ($0.7 million). Additionally, $11.5 million was expended related to acquisitions of pharmacies during 2010.

In 2013, the Company is planning capital expenditures in the range of $22.0 to $28.0 million. Expenditures are planned totaling $13.0 million to $17.0 million for new and existing stores and pharmacies and $4.0 million to $6.0 million for the Auto and Hardware expansion and other new concepts. Planned expenditures also include approximately $3.0 million for technology upgrades and approximately $2.0 million for distribution center equipment and other capital maintenance. In addition, the Company plans expenditures of approximately $18.8 million in 2013 for the acquisition of prescription lists and other pharmacy department related items.

Net cash used in financing activities totaled $17.8 million in 2012, $36.3 million in 2011 and $9.4 million in 2010.

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $0.03 per share to $0.04 per share in the first quarter of 2010. On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $0.05, a 25% increase. For the fourth consecutive year, on February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20% increase. On November 19, 2012, the Board of Directors announced a one-time special dividend of $0.19 to be paid on December 17, 2012 in addition to the Company’s regular quarterly cash dividend of $0.06 to shareholders of record as of December 3, 2012.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2012, the Company repurchased 649,219 shares for $9.2 million compared to 2,447,823 shares for $28.5 million in 2011, and 293,000 shares for $3.0 million in 2010.

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provides for a $50 million revolving line of credit, and the term of the Agreement extends to January 25, 2016. Three borrowing options are available in the Agreement, which bear interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. For borrowings under $20 million, advances occur automatically via a sweep account. If borrowings exceed $20 million, notice of the borrowing must be given on the same day as the requested advance or three days prior to the requested advance, depending on the borrowing option chosen. The Agreement also bears a credit facility fee which will be amortized over the Agreement term. The Agreement contains certain restrictive financial covenants, and at February 2, 2013, the Company was in compliance with all loan covenants.

Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently, the Company’s rates are 112.5 basis points over LIBOR for borrowings and 22.5 basis points over LIBOR for the unused portion of the credit line. There were $6.9 million of borrowings under the Agreement at February 2, 2013 and no borrowings outstanding at January 28, 2012. The weighted average interest rate on borrowings outstanding at February 2, 2013 was 1.33%.

Cash and cash equivalents were $8.1 million at the end of 2012 compared to $27.1 million at the end of 2011 and $49.2 million at the end of 2010. Short-term investment objectives are to maximize yields while minimizing Company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact on its overall operations during fiscal years 2012, 2011 and 2010.

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

The following table summarizes the Company’s significant contractual obligations as of February 2, 2013, which excludes the effect of imputed interest:

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases [1]	$47,147	$37,771	$34,366	$28,321	$18,227	$60,157	225,989
Inventory purchase obligations [2]	111,424						111,424
Revolving Loan [3]			6,876				6,876
Mortgage loans on land & buildings and other [4]	1,263	2,104	998	68	616	1,579	6,628
Equipment leases [5]	1,284	914	706	705	187		3,796
Postretirement benefits [6]	35	37	34	34	34	193	367
Total contractual obligations	$168,029	$40,826	$36,104	$29,128	$19,064	$61,929	$355,080

[1]	Operating leases are described in Note 6 to the Consolidated Financial Statements.

[2]	Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments as of February 2, 2013.

[3]	Revolving loan represents principal maturity for the Company’s revolving credit agreement and includes a $90 thousand credit facility fee, which will be amortized over 4 years. The new loan agreement is described in the Liquidity and Capital Resources' section of Item 7 and Note 3 to the Consolidated Financial Statements.

[4]	Mortgage loans for purchased land and buildings and other debt.

[5]	Equipment leases represent our tractor/trailer lease obligation.

[6]	Postretirement benefits are described in Note 10 to the Consolidated Financial Statements.

The Company had commitments approximating $7.4 million at February 2, 2013 and $10.7 million at January 28, 2012 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $12.2 million at February 2, 2013 and $11.2 million at January 28, 2012 utilized as collateral for its risk management programs.

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

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owned the land and buildings occupied by thirteen Fred’s stores, until 2011, when ten of these properties were purchased by the Company. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords.

As of February 2, 2013, Fred’s is leasing three properties from Atlantic Retail Investors, LLC as compared to three at January 28, 2012, and thirteen at January 29, 2011. The total rental payments for related party leases were $326.1 thousand for the year ended February 2, 2013 and $451.2 and $1.3 million for the years ended January 28, 2012 and January 29, 2011, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs, which amended the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance became effective in fiscal 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, which revised the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance became effective in fiscal 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption did change the presentation of other comprehensive income in the Company’s consolidated financial statements. In February 2013, an update was issued regarding ASU 2011-05, which requires an entity to present, either on the face of the income statement or as a separate disclosure in the notes to the consolidated financial statements, the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The update of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of February 2, 2013. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest, at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Fred's, Inc. (the “Company”) as of February 2, 2013 and January 28, 2012 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred's, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 18, 2013

FRED’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	February 2,	January 28,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,129	$27,130
Receivables, less allowance for doubtful accounts of $1,489 and $1,595, respectively	35,943	31,883
Inventories	353,266	331,882
Other non-trade receivables	33,273	32,090
Prepaid expenses and other current assets	13,134	12,321
Total current assets	443,745	435,306
Property and equipment, less accumulated depreciation	158,394	161,112
Equipment under capital leases, less accumulated amortization of $5,077 and $5,043,
respectively	63	97
Intangible assets, net	41,873	32,191
Other noncurrent assets, net	3,078	3,276
Total assets	$647,153	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,830	$106,886
Current portion of indebtedness	1,263	658
Accrued expenses and other	44,000	44,876
Deferred income taxes	24,234	23,878
Total current liabilities	185,327	176,298
Long-term portion of indebtedness	12,241	6,640
Deferred income taxes	4,732	5,633
Other noncurrent liabilities	13,581	19,799
Total liabilities	215,881	208,370

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
36,680,060 and 37,203,794 shares issued and outstanding, respectively	99,342	105,384
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	331,136	317,364
Accumulated other comprehensive income	794	864
Total shareholders’ equity	431,272	423,612
Total liabilities and shareholders’ equity	$647,153	$631,982

See accompanying notes to consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
Net sales	$1,955,275	$1,879,059	$1,841,755
Cost of goods sold	1,388,943	1,340,519	1,314,737
Gross profit	566,332	538,540	527,018

Depreciation and amortization	39,541	34,190	29,236
Selling, general and administrative expenses	487,713	453,195	451,064
Operating income	39,078	51,155	46,718

Interest income	-	(156)	(234)
Interest expense	549	553	424
Income before income taxes	38,529	50,758	46,528

Provision for income taxes	8,900	17,330	16,941
Net income	$29,629	$33,428	$29,587

Net income per share
Basic	$0.81	$0.88	$0.76

Diluted	$0.81	$0.87	$0.75

Weighted average shares outstanding
Basic	36,584	38,176	39,133
Effect of dilutive stock options	127	92	63
Diluted	36,711	38,268	39,196

FRED’S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

Comprehensive income:
Net income	$29,629	$33,428	$29,587
Other comprehensive income (expense), net of tax
postretirement plan adjustment	(70)	(8)	(32)

Comprehensive income	$29,559	$33,420	$29,555

See accompanying notes to consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, January 30, 2010	39,363,462	$131,685	$268,350	$904	$400,939
Cash dividends paid ($.16 per share)			(6,288)		(6,288)
Restricted stock grants, cancellations and
withholdings, net	156,510	113			113
Issuance of shares under employee stock
purchase plan	63,680	552			552
Repurchased and cancelled shares	(293,000)	(2,989)			(2,989)
Stock-based compensation		1,886			1,886
Exercises of stock options	10,220	130			130
Income tax benefit on exercise of stock options		(10)			(10)
Adjustment for postretirement benefits (net of tax)				(32)	(32)
Net income			29,587		29,587
Balance, January 29, 2011	39,300,872	131,367	291,649	872	423,888
Cash dividends paid ($.20 per share)			(7,713)		(7,713)
Restricted stock grants, cancellations and
withholdings, net	280,156	(285)			(285)
Issuance of shares under employee stock
purchase plan	52,526	571			571
Repurchased and cancelled shares	(2,447,823)	(28,482)			(28,482)
Stock-based compensation		2,075			2,075
Exercises of stock options	18,063	165			165
Income tax benefit on exercise of stock options		(27)			(27)
Adjustment for postretirement benefits (net of tax)				(8)	(8)
Net income			33,428		33,428
Balance, January 28, 2012	37,203,794	105,384	317,364	864	423,612
Cash dividends paid ($.43 per share)			(15,857)		(15,857)
Restricted stock grants, cancellations and					-
withholdings, net	3,743	(481)			(481)
Issuance of shares under employee stock					-
purchase plan	54,830	657			657
Repurchased and cancelled shares	(649,219)	(9,176)			(9,176)
Stock-based compensation		2,055			2,055
Exercises of stock options	66,912	933			933
Income tax benefit on exercise of stock options		(30)			(30)
Adjustment for postretirement benefits (net of tax)				(70)	(70)
Net income			29,629		29,629
Balance, February 2, 2013	36,680,060	$99,342	$331,136	$794	$431,272

See accompanying notes to consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$29,629	$33,428	$29,587
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39,541	34,190	29,236
Net loss on asset disposition	977	474	741
Provision (recovery) for store closures and asset impairment	(67)	112	340
Stock-based compensation	2,055	2,075	1,886
Provision (recovery) for uncollectible receivables	(106)	377	455
LIFO reserve increase	3,937	2,792	2,406
Deferred income tax expense (benefit)	(583)	6,462	1,898
Income tax benefit upon exercise of stock options	30	27	10
Provision for postretirement medical	(91)	(85)	(97)
(Increase) decrease in operating assets:
Trade and non-trade receivables	(7,490)	(8,313)	(6,199)
Insurance receivables	(273)	205	1,390
Inventories	(25,254)	(21,402)	(22,106)
Other assets	(615)	607	(1,330)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	8,068	25,534	(641)
Income taxes payable	2,627	(1,719)	3,813
Other noncurrent liabilities	(6,187)	1,801	668
Net cash provided by operating activities	46,198	76,565	42,057

Cash flows from investing activities:
Capital expenditures	(27,391)	(45,681)	(27,013)
Proceeds from asset dispositions	145	119	168
Insurance recoveries for replacement assets	-	-	98
Asset acquisitions, net (primarily intangibles)	(20,203)	(16,770)	(11,451)
Net cash used in investing activities	(47,449)	(62,332)	(38,198)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(693)	(514)	(727)
Proceeds from revolving line of credit	78,444	- #	-
Payments on revolving line of credit	(71,547)	- #	-
Excess tax benefit from stock-based compensation	(30)	(27)	(10)
Proceeds from exercise of stock options and employee stock purchase plan	1,109	451	595
Repurchase of shares	(9,176)	(28,482)	(2,989)
Cash dividends paid	(15,857)	(7,713)	(6,288)
Net cash used in financing activities	(17,750)	(36,285)	(9,419)

Decrease in cash and cash equivalents	(19,001)	(22,052)	(5,560)
Cash and cash equivalents:
Beginning of year	27,130	49,182	54,742
End of year	$8,129	$27,130	$49,182

Supplemental disclosures of cash flow information:
Interest paid	$549	$397	$190
Income taxes paid	$15,447	$13,126	$7,145

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$3,497	$-
Restricted stock issued for the aquistion of intangible assets	$-	$135	$200

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and subsidiaries is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 21 franchisees. As of February 2, 2013, the Company had 712 retail stores and 346 pharmacies located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Amounts are in thousands unless otherwise noted.

Subsequent Events. The Company has evaluated events subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions requiring recognition or disclosure in our consolidated financial statements.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2012, 2011 and 2010, as used herein, refer to the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal year 2012 had 53 weeks, and fiscal years 2011 and 2010 each had 52 weeks.

Use of estimates. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material to the financial statements.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having original maturities of three months or less, are classified as cash and cash equivalents.

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance for doubtful accounts based on the aging of receivables and additionally uses payor-specific information to assess collection risk, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.

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

The Company calculates inventory losses based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying value of inventory to fluctuate unnecessarily. The methodology that we have applied in estimating shrink has resulted in variability in result that is not material to our financial statements. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $33.8 million, and $40.4 million at February 2, 2013 and January 28, 2012, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $30.7 million at February 2, 2013 and $26.8 million at January 28, 2012. The LIFO reserve increased by approximately $3.9 million and $2.8 million during 2012 and 2011, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 2, 2013 is $21.6 million compared to $20.3 million at January 28, 2012.

The Company did not record any below-cost inventory adjustments during the years ended February 2, 2013, January 28, 2012 and January 29, 2011 in connection with planned store closures (see Note 12 - Exit and Disposal Activity).

Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and presented in selling, general and administrative expenses. Improvements to leased premises are depreciated using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are depreciated over the lesser of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the estimated useful life of the improvement. Gains or losses on the sale of assets are recorded at disposal. The following average estimated useful lives are generally applied:

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 10 years
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. Amortization expense on assets under capital lease for 2012 was $34 thousand.

Leases. Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent expense is recognized on a straight-line basis over the lease term, which includes any rent holiday period.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 840 “Leases”. The amount expensed but not paid was $0.7 million and $1.0 million at February 2, 2013 and January 28, 2012 respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

Impairment of long-lived assets. The Company’s policy is to review the carrying value of all property and equipment as well as purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled for more than two years. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease, or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

Impairment of $0.2 million for the planned store closures was recorded in 2010 with no impairments recognized in 2011 or 2012.

Revenue recognition. The Company markets goods and services through 691 Company owned stores and 21 franchised stores as of February 2, 2013. Net sales includes sales of merchandise from Company owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2012, 2011 and 2010 was $1.7 million, $1.8 million and $2.0 million, respectively.

Cost of goods sold. Cost of goods sold includes the purchase cost of inventory and the freight costs to the Company’s distribution centers. Warehouse and occupancy costs, including depreciation and amortization, are not included in cost of goods sold, but are included as a component of selling, general and administrative expenses.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2012, 2011 and 2010, were $24.0 million, $21.9 million and $24.5 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.4 million, $2.4 million and $2.4 million, for 2012, 2011 and 2010, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative advertising programs.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over five years. Intangibles, net of accumulated amortization, totaled $41.8 million at February 2, 2013, and $32.1 million at January 28, 2012. Accumulated amortization at February 2, 2013 and January 28, 2012 totaled $42.2 million and $31.7 million, respectively. Amortization expense for 2012, 2011 and 2010, was $10.5 million, $6.9 million and $5.5 million, respectively. Estimated amortization expense in millions for each of the next 5 years is as follows: 2013 - $12.2 million, 2014 - $10.7 million, 2015 - $8.6 million, 2016 - $6.4 million and 2017 - $2.6 million.

Fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2, defined as Inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
•	Level 3, defined as unobservable inputs for the asset or liability.

At February 2, 2013, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical remained at $175,000. The Company’s insurance reserve was $10.1 million and $10.3 million on February 2, 2013 and January 28, 2012, respectively. Changes in the reserve over fiscal 2012 were attributable to additional reserve requirements of $84.6 million netted with payments of $84.8 million.

Stock-based compensation. The Company uses the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Stock based compensation expense is recognized on a straight-line basis over the employee’s requisite service period.

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

Income taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 5 – Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109. Effective February 4, 2007, we adopted FASB ASC 740, which clarifies the accounting for uncertainties in income taxes recognized in the Company’s financial statements in accordance with FASB ASC 740 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FASB ASC 740 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date (see Note 5 – Income Taxes).

Business segments. The Company operates in a single reportable operating segment.

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”) codified in FASB ASC 715 “Compensation – Retirement Benefits”. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs, which amended the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance became effective in fiscal 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, which revised the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance became effective in fiscal 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption did change the presentation of other comprehensive income in the Company’s consolidated financial statements. In February 2013, an update was issued regarding ASU 2011-05, which requires an entity to present, either on the face of the income statement or as a separate disclosure in the notes to the consolidated financial statements, the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The update of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	(in thousands)
Property and equipment, at cost:	February 2, 2013	January 28, 2012
Buildings and building improvements	$113,164	$112,321
Leasehold improvements	74,552	70,509
Automobiles and vehicles	5,601	5,348
Airplane	4,697	4,697
Furniture, fixtures and equipment	266,949	250,241
	464,963	443,116
Less: Accumulated depreciation and amortization	(315,175)	(289,884)
	149,788	153,232
Construction in progress	2	23
Land	8,604	7,857
Total Property and equipment, at depreciated cost	$158,394	$161,112

Depreciation expense totaled $29.0 million, $27.3 million and $23.7 million for 2012, 2011 and 2010, respectively.

	(in thousands)
Other non-trade receivables:	2012	2011
Vendor receivables	$26,728	$22,316
Income tax receivable	2,217	4,844
Franchise stores receivable	1,157	950
Insurance claims receivable	474	201
Coupon receivable	457	474
Other	2,240	3,305
Total non trade receivable	$33,273	$32,090

Prepaid expenses and other current assets:	2012	2011
Prepaid rent	$4,496	$4,288
Supplies	4,479	4,344
Prepaid insurance	1,546	1,842
Prepaid advertising	693	413
Other	1,920	1,434
Total prepaid expenses and other current assets	$13,134	$12,321

Accrued expenses and other:	2012	2011
Insurance reserves	$10,094	$10,291
Payroll and benefits	9,289	13,561
Sales and use tax	6,647	5,287
Deferred / contingent rent	3,086	3,599
Real estate tax	1,777	1,612
Warehouse freight and fuel	1,735	564
Giftcard liability	1,325	1,227
Personal property tax	959	1,177
Lease liability	210	478
Other	8,878	7,080
Total accrued expenses and other	$44,000	$44,876

Other noncurrent liabilities:	2012	2011
Deferred income (see Note 1 - Vendor Rebates and Allowances)	$11,469	$10,209
Uncertain tax positions	2,112	9,590
	$13,581	$19,799

NOTE 3 — INDEBTEDNESS

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provides for a $50 million revolving line of credit, and the term of the Agreement extends to January 25, 2016. Three borrowing options are available in the Agreement, which bear interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. For borrowings under $20 million, advances occur automatically via a sweep account. If borrowings exceed $20 million, notice of the borrowing must be given on the same day as the requested advance or three days prior to the requested advance, depending on the borrowing option chosen. The Agreement also bears a credit facility fee which will be amortized over the Agreement term. The Agreement contains certain restrictive financial covenants, and at February 2, 2013, the Company was in compliance with all loan covenants.

Borrowings and the unused fees under the Agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently, the Company’s rates are 112.5 basis points over LIBOR for borrowings and 22.5 basis points over LIBOR for the unused portion of the credit line. There were $6.9 million of borrowings under the Agreement at February 2, 2013 and no borrowings outstanding at January 28, 2012. The weighted average interest rate on borrowings outstanding at February 2, 2013 was 1.33%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 Fred's stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased ten properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on 6 of these locations (see Note 6 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%. The debt is collateralized by the land and buildings. The table below shows the long term debt related to these properties due for the next five years as of February 2, 2013:

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage loans on land & buildings	$1,263	$2,104	$998	$68	$616	$1,579	$6,628

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

NOTE 4 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of February 2, 2013 and January 28, 2012. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. Prior to the April 18, 2012 filing date, all borrowings on the revolving line of credit that existed at the balance sheet date have been subsequently repaid. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	February 2, 2013		January 28, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$6,876	$6,876	$-	$-
Mortgage loans on land & buildings	6,628	6,849	7,298	7,567

NOTE 5 — INCOME TAXES

The provision for income taxes consists of the following for the years ended:

(dollars in thousands)	2012	2011	2010
Current
Federal	$15,963	$9,953	$13,808
State	(6,480)	915	1,235
	9,483	10,868	15,043

Deferred
Federal	(1,052)	6,886	2,070
State	469	(424)	(172)
	(583)	6,462	1,898

	$8,900	$17,330	$16,941

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2012	2011
Deferred income tax assets:
Accrual for incentive compensation	$241	$111
Allowance for doubtful accounts	752	794
Insurance accruals	2,320	2,802
Other accruals	40	186
Net operating loss carryforwards	4,803	6,722
Postretirement benefits other than pensions	-	374
Deferred revenue	657	693
Federal benefit on state reserves	584	3,176
Amortization of intangibles	10,821	8,489
Total deferred income tax assets	20,218	23,347
Less: Valuation allowance	1,995	2,849
Deferred income tax assets, net of valuation allowance	18,223	20,498

Deferred income tax liabilities:
Postretirement benefits	(287)	-
Property, plant and equipment	(18,996)	(21,945)
Inventory valuation	(27,906)	(26,972)
Prepaid expenses	-	(1,091)
Total deferred income tax liabilities	(47,189)	(50,008)

Net deferred income tax liabilities	$(28,966)	$(29,510)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carry-forwards total approximately $112.0 million for state income tax purposes and expire at various times during the fiscal years 2013 through 2032.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2012, the valuation allowance decreased $0.9 million, and during 2011, the valuation allowance increased $0.4 million. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2012	2011	2010
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(1.0)	(2.3)	(1.0)
State income taxes, net of federal benefit	4.7	(0.2)	0.8
Permanent differences	0.3	0.5	0.8
Uncertain tax provisions	(12.7)	0.3	0.1
Change in state valuation allowance	(2.2)	0.8	0.7
Other	(1.0)	-	-
Effective income tax rate	23.1%	34.1%	36.4%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2012	2011	2010
Beginning balance	$9.6	$9.3	$9.2
Additions for tax position during the current year	0.1	1.1	0.9
Additions for tax positions of prior years	0.1	0.3	0.3
Reductions for tax positions of prior years from lapse of statue	(0.9)	(1.1)	(1.1)
Reductions for settlements of prior year tax positions	(6.8)	-	-
Ending balance	$2.1	$9.6	$9.3

As of January 28, 2012, our liability for unrecognized tax benefits totaled $9.6 million, of which $7.7 million was recognized as income tax benefit during the periods primarily related to a $6.8 million state income tax settlement in the second quarter of 2012. We had additions of $0.2 million during fiscal 2012, $0.1 million of which resulted from state tax positions during the current year. As of February 2, 2013, our liability for unrecognized tax benefits totaled $2.1 million and is recorded in our consolidated balance sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of February 2, 2013, accrued interest and penalties related to our unrecognized tax benefits totaled $0.4 million and $0.1 million, respectively. As of January 28, 2012, accrued interest and penalties related to our unrecognized tax benefits totaled $1.2 million and $0.2 million, respectively. Both accrued interest and penalties are recorded in the consolidated balance sheet within “Other noncurrent liabilities.”

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

NOTE 6 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $57.2 million, $53.2 million and $53.4 million, for 2012, 2011 and 2010, respectively. Total contingent rentals included in operating leases above was $0.7 million for 2012, $1.0 million for 2011 and $1.0 million for 2010. Future minimum rental payments under all operating leases as of February 2, 2013 are as follows:

(in thousands)	Operating Leases
2013	$47,147
2014	37,771
2015	34,366
2016	28,321
2017	18,227
Thereafter	60,157
Total minimum lease payments	$225,989

The gross amount of property and equipment under capital leases was $5.1 million at February 2, 2013 and $5.1 million at January 28, 2012. Accumulated amortization on property and equipment under capital leases was $5.1 million at February 2, 2013 and January 28, 2012, respectively. We did not incur any amortization expense on assets under capital lease for 2010 as the assets were fully amortized. Amortization expense on assets under capital lease for 2012 and 2011 was $34 thousand and $76 thousand.

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owned the land and buildings occupied by thirteen Fred’s stores, until 2011, when ten of these properties were purchased by the Company. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords.

As of February 2, 2013, Fred’s is leasing three properties from Atlantic Retail Investors, LLC as compared to three at January 28, 2012, and thirteen at January 29, 2011. The total rental payments for related party leases were $326.1 thousand for the year ended February 2, 2013 and $451.2 and $1.3 million for the years ended January 28, 2012 and January 29, 2011, respectively.

NOTE 7 — SHAREHOLDERS’ EQUITY

In 1998, the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a “Right”) for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company’s common stock. The Rights become dilutive at the time of exercise. At the annual shareholders meeting in 2012, the shareholders voted not to continue the Shareholders Rights Plan. As a result of that vote, the Shareholders Rights Plan will terminate December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company during the fiscal year ended February 2, 2013 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but un-issued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2012	-	$-	-		90.0
January 29 - February 25, 2012	-	$-	-	3,600.0	3,690.0
February 26 - March 31, 2012	72.7	$13.72	72.7		3,617.3
April 1, - April 28, 2012	425.2	$14.23	425.2		3,192.1
April 29, - May 26, 2012	151.3	$14.01	151.3		3,040.8
May 27, - June 30, 2012	-	$-	-		3,040.8
July 1, - July 28, 2012	-	$-	-		3,040.8
July 29, - August 25, 2012	-	$-	-		3,040.8
August 26, - September 29, 2012	-	$-	-		3,040.8
September 30, - October 27, 2012	-	$-	-		3,040.8
October 28, - November 24, 2012	-	$-	-		3,040.8
November 25, - December 29, 2012	-	$-	-		3,040.8
December 30, - February 2, 2013	-	$-	-		3,040.8

NOTE 8 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan, which was reapproved by Fred's stockholders at the 2012 annual shareholders meeting. The 2012 plan is substantially identical to the prior plan. The 2012 plan increases the number of shares of the Company’s common stock authorized for issuance by 600,000 shares, from the 2,400,000 which was available under the prior plan to 3,000,000 shares. The plan expires March 18, 2022, and Section 10 of the 2002 plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 plan. Shares available to be granted under the long-term incentive plan were 1,343,795 as of February 2, 2013 (1,200,159 shares as of January 28, 2012). These options expire five to eight years from the date of grant. Options outstanding at February 2, 2013 expire in fiscal 2013 through fiscal 2020.

The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to eight years from the date of grant. Options granted under the plan generally become exercisable ratably over five years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the fair value of the stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 54,830, 52,526 and 63,680 shares issued during fiscal years 2012, 2011 and 2010, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of February 2, 2013 there were 919,477 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2012	2011	2010
Stock option expense	$600	$455	$552
Restricted stock expense	1,258	1,446	1,173
ESPP expense	197	174	161
Total stock-based compensation	$2,055	$2,075	$1,886

Income tax benefit on stock-based compensation	$565	$573	$509

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2012	2011	2010
Expected volatility	39.7%	41.2%	42.1%
Risk-free interest rate	0.5%	1.8%	2.9%
Expected option life (in years)	4.16	5.13	5.84
Expected dividend yield	1.3%	0.9%	0.7%

Weighted average fair value at grant date	$3.95	$4.35	$5.18

Employee Stock Purchase Plan
Expected volatility	33.2%	27.6%	32.3%
Risk-free interest rate	0.1%	0.3%	0.6%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.0%	0.9%	0.6%

Weighted average fair value at grant date	$3.60	$3.32	$2.53

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

Stock Options. The following table summarizes stock option activity from January 30, 2010 through February 2, 2013:

	Options	Weighted-Average Exercise Price	Weighted-Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 30, 2010	1,261,330	$13.91	3.1	$73
Granted	51,352	12.55
Forfeited / Cancelled	(384,000)	17.98
Exercised	(10,220)	12.69
Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	113,821	11.96
Forfeited / Cancelled	(218,844)	14.39
Exercised	(18,063)	12.12
Outstanding at January 28, 2012	795,376	$11.52	3	$2,831
Granted	441,791	13.65
Forfeited / Cancelled	(24,600)	14.54
Exercised	(66,912)	13.14
Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467

Exercisable at February 2, 2013	552,024	$11.26	1.8	$1,135

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of February 2, 2013, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Other information relative to option activity during 2012, 2011 and 2010 is as follows:

(dollars in thousands)	2012	2011	2010
Total fair value of stock options vested	$543	$642	$792
Total pretax intrinsic value of stock options exercised	$76	$42	$11

The following table summarizes information about stock options outstanding at February 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Averaged Contractual Life (years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 8.66 - $12.84	504,705	2.4	$10.39	399,798	$10.44
$13.00 - $13.64	580,046	3.7	$13.51	130,077	$13.25
$13.71 - $15.13	60,904	4.5	$14.33	22,149	$14.24
	1,145,655			552,024

Restricted Stock. The Company’s equity incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types, which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting. If certain performance metrics are met, vesting may be accelerated and is recognized once achievement of the performance metric is considered probable.

The following table summarizes restricted stock from January 30, 2010 through February 2, 2013:

	Options	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock at January 30, 2010	346,510	$12.01
Granted	168,736	13.44
Forfeited / Cancelled	(22,208)	11.09
Exercised	(20,111)	11.57
Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	396,830	12.59
Forfeited / Cancelled	(91,375)	12.12
Exercised	(66,782)	12.29
Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	133,979	14.45
Forfeited / Cancelled	(94,796)	12.16
Exercised	(129,774)	12.26
Non-vested Restricted Stock at February 2, 2013	621,009	$13.09

The aggregate pre-tax intrinsic value of restricted stock outstanding as of February 2, 2013 is $8.2 million with a weighted average remaining contractual life of 5.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately 6.8 years. The total fair value of restricted stock awards that vested for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $1.5 million, $0.9 million and $0.2 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2012, 2011 or 2010.

NOTE 9 — NET INCOME PER SHARE

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

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 482,588, 2,500 and 222,552 such options outstanding at February 2, 2013, January 28, 2012 and January 29, 2011.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $7.4 million at February 2, 2013 and $10.7 million at January 28, 2012 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $12.2 million at February 2, 2013 and $11.2 million at January 28, 2012 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $17,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2012, 2011 and 2010, were $0.2 million, $0.2 million and $0.2 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with FASB ASC 715. In accordance with FASB ASC 715 the Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The measurement date for the plan in January 31.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Benefit obligation at beginning of year	$472	$492	$542
Service cost	22	25	18
Interest cost	15	20	25
Actuarial loss (gain)	(35)	(33)	(54)
Benefits paid	(33)	(32)	(39)
Benefit obligation at end of year	$441	$472	$492

The Company’s components of net accumulated other comprehensive income were as follows:

(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Accumulated other comprehensive income	$1,246	$1,306	$1,372
Deferred tax	(452)	(442)	(500)
Accumulated other comprehensive income, net	$794	$864	$872

The medical care cost trend used in determining this obligation is 7.4% at February 2, 2013, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$36	$40	39
1% increase effect on periodic cost	4	5	4
1% decrease effect on accumulated benefit obligations	(33)	(36)	(35)
1% decrease effect on periodic cost	(4)	(5)	(4)

The discount rate used in calculating the obligation was 3.1% in 2012 and 3.9% in 2011.

The annual net postretirement cost is as follows:

(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Service cost	$22	$25	$18
Interest cost	15	20	25
Amortization of prior service cost	(13)	(13)	(14)
Amortization of unrecognized prior service costs	(82)	(85)	(87)
Net periodic postretirement benefit cost	$(58)	$(53)	$(58)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2013	$35
2014	37
2015	34
2016	34
2017	34
Next 5 years	193

Litigation.

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action. The Company has filed objections over the Report and Recommendation with the District Court Judge. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole.

NOTE 11 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of February 2, 2013, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Pharmaceuticals	36.3%	34.9%	34.1%
Household Goods	22.6%	23.3%	24.1%
Food and Tobacco Products	16.7%	16.8%	16.2%
Paper and Cleaning Supplies	8.8%	8.7%	8.6%
Health and Beauty Aids	7.5%	7.4%	7.4%
Apparel and Linens	6.3%	6.9%	7.6%
Sales to Franchised Fred's Stores	1.8%	2.0%	2.0%
Total Sales Mix	100.0%	100.0%	100.0%

NOTE 12 – EXIT AND DISPOSAL ACTIVITY

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

During fiscal 2012, we reserved an additional $0.1 million in rent expense related to the revision of the estimated amount of the remaining lease liability for the fiscal 2008 store closures. We also utilized $0.2 million, leaving $0.2 million in the reserve at February 2, 2013.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

(in millions)	Beginning Balance January 28, 2012	Additions FY12	Utilized FY12	Ending Balance February 2, 2013
Lease contract termination liability	0.3	0.1	(0.2)	0.2

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended February 2, 2013 and January 28, 2012 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended February 2, 2013

Net sales	$500,505	$470,816	$450,574	$533,380
Gross profit	147,842	131,758	138,133	148,599
Net income	10,458	6,054	6,561	6,556

Net income per share
Basic	$0.28	$0.17	$0.18	$0.18
Diluted	$0.28	$0.17	$0.18	$0.18
Cash dividends paid per share 1	$0.06	$0.06	$0.06	$0.25

Year ended January 28, 2012

Net sales	$484,399	$452,690	$444,378	$497,592
Gross profit	137,942	126,931	135,966	137,701
Net income	9,514	5,086	9,032	9,796

Net income per share
Basic	$0.24	$0.13	$0.24	$0.27
Diluted	$0.24	$0.13	$0.24	$0.26
Cash dividends paid per share	$0.05	$0.05	$0.05	$0.05

1.	The $0.25 cash dividend per share paid in the fourth quarter of 2012 consists of a one-time special dividend of $0.19 and the $0.06 regular quarterly dividend.

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

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of February 2, 2013.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended February 2, 2013 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013 and our report dated April 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 18, 2013

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes	71	Director, Chairman of the Board
John R. Eisenman	71	Director
Roger T. Knox	75	Director
Thomas H. Tashjian	58	Director
B. Mary McNabb	64	Director
Michael T. McMillan	53	Director
Bruce A. Efird	53	Director, Chief Executive Officer and President
Steven R. Fitzpatrick	53	Director
Jerry A. Shore	60	Executive Vice President, Chief Financial Officer and Chief Administative Officer
Rick A. Chambers	49	Executive Vice President – Pharmacy Operations
Reggie E. Jacobs	43	Executive Vice President - Corporate Services, Distribution and Transportation
Ricky W. Pruitt	58	Executive Vice President - Store Operations
Alan C. Crockett	44	Executive Vice President - Chief Merchandising Officer
Mark C. Dely	37	Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary
Charles S. Vail	69	Corporate Secretary

The Board of Directors are elected each year at the annual shareholders meeting to serve one year or until their successors are elected.

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

Michael T. McMillan was elected a director of the Company in February 2007. He currently serves as Vice President Franchise Development for Pepsi-Cola North America, a Division of PepsiCo, where he has spent the last 28 years in various roles including marketing, sales, franchise development, and general management of its bottling operations.

Steven R. Fitzpatrick was elected to the Board of Directors in May 2012. Steven Fitzpatrick was the President of Accredo Health Group, Inc., Medco’s fast-growing specialty pharmacy organization, a position he held until he retired in June 2011. Mr. Fitzpatrick joined Accredo in 2001 as President of its subsidiary, Sunrise Health Management, Inc., and was named President of Accredo Therapeutics, Inc., in February 2002. With the acquisition of Accredo by Medco Health Solutions, Inc., in August 2005, Mr. Fitzpatrick assumed responsibility for both Accredo Therapeutics and Accredo Specialty Care Services (formerly Medco Specialty Solutions). In March 2006, he became Chief Operating Officer of Accredo Health Group and was named President in June 2008. Prior to joining Accredo, Mr. Fitzpatrick held senior management positions with Abbott Laboratories, Block Medical, PharmaThera and Nations Healthcare.

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

Alan C. Crockett was named Executive Vice President - Chief Merchandising Officer in August 2012. Mr. Crockett joined the Company in 2004 and held the positions of Executive Vice President - General Merchandising Manager and Senior Vice President – Finance prior to his promotion. Before joining Fred’s, he held various management positions with Aerospace Products International from 1999 to 2004, Thomas & Betts from 1997 to 1999 and Wang’s International from 1991- to 1997.

Mark C. Dely was named Senior Vice President - Chief Legal Officer/General Counsel and Assistant Secretary in January of 2013. Prior to joining the Company, Mr. Dely was employed by the ServiceMaster Company as Divisional General Counsel of the Franchise Services Group where he had responsibility for all of the domestic and international legal operations for the group. From 2004 until 2007 Mr. Dely was employed as the first in-house counsel to Delta and Pine Land Company, a seed and agricultural biotechnology company traded on the New York Stock Exchange. From 1999 until 2004 Mr. Dely was an attorney with Fried Frank, LLP.

Charles S. Vail joined Fred’s, Inc. in 1968 and served as the Company’s General Counsel from 1973 until his retirement on February 1, 2013. Mr. Vail was appointed Corporate Secretary in 1975 and, at the Board of Directors' request, will continue on in this capacity through the 2013 annual shareholders meeting.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2013 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2013 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2013 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2013 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2013 Annual Meeting.

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

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)
*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].
*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].
*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].
*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].
10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

***10.28	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated January 25, 2013 [incorporated herein by reference to the Company’s report on Form 10-K for year ended February 2, 2013].

**21.1	Subsidiaries of Registrant

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 000-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 18, 2013 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Memphis, Tennessee

April 18, 2013

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended February 2, 2013	$1,595	$627	$733	$1,489
Year ended January 28, 2012	$1,218	$770	$393	$1,595
Year ended January 29, 2011	$764	$665	$211	$1,218

Insurance reserves
Year ended February 2, 2013	$10,291	$43,761	$43,958	$10,094
Year ended January 28, 2012	$10,252	$49,058	$49,019	$10,291
Year ended January 29, 2011	$8,994	$47,250	$45,992	$10,252

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April, 2013.

FRED'S, INC.
By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of April, 2013.

Signature	Title

/s/ Michael J. Hayes Michael J. Hayes	Director and Chairman of the Board

/s/ Bruce A. Efird Bruce A. Efird	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ Jerry A. Shore	Executive Vice President and Chief Financial
Jerry A. Shore	Officer (Principal Accounting and Financial Officer)

/s/ Roger T. Knox	Director
Roger T. Knox

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Steven R. Fitzpatrick	Director
Steven R. Fitzpatrick

/s/ Michael T. McMillan	Director
Michael T. McMillan

-65-