Form 10-Q
period 2013-05-04
FREDS INC
filed 2013-06-13
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______.

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

The registrant had 36,692,361 shares of Class A voting, no par value common stock outstanding as of June 7, 2013.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of May 4, 2013 (unaudited) and February 2, 2013	3

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended May 4, 2013 (unaudited) and April 28, 2012 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks Ended May 4, 2013 (unaudited) and April 28, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 (unaudited) and April 28, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	17

Part II - Other Information	17-18

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	19-22
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	May 4, 2013	February 2,
	(unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,795	$8,129
Receivables, less allowance for doubtful accounts of $1,244 and $1,489, respectively	34,875	35,943
Inventories	369,883	353,266
Other non-trade receivables	30,667	33,273
Prepaid expenses and other current assets	13,058	13,134
Total current assets	456,278	443,745
Property and equipment, at depreciated cost	156,976	158,394
Equipment under capital leases, less accumulated amortization of $5,085 and $5,077, respectively	55	63
Intangibles	41,162	41,873
Other noncurrent assets, net	3,258	3,078
Total assets	$657,729	$647,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,906	$115,830
Current portion of indebtedness	594	1,263
Accrued expenses and other	50,910	44,000
Income taxes payable	1,418	-
Deferred income taxes	23,876	24,234
Total current liabilities	189,704	185,327
Long-term portion of indebtedness	5,190	12,241
Deferred income taxes	3,745	4,732
Other noncurrent liabilities	17,522	13,581
Total liabilities	216,161	215,881

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,684,247 and 36,680,060 shares issued and outstanding, respectively	100,432	99,342
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	340,342	331,136
Accumulated other comprehensive income	794	794
Total shareholders’ equity	441,568	431,272
Total liabilities and shareholders’ equity	$657,729	$647,153

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012
Net sales	$501,495	$500,505
Cost of goods sold	350,476	352,663
Gross profit	151,019	147,842

Depreciation and amortization	10,301	9,364
Selling, general and administrative expenses	122,934	121,377
Operating income	17,784	17,101

Interest income	-	-
Interest expense	135	137
Income before income taxes	17,649	16,964

Provision for income taxes	6,238	6,506
Net income	$11,411	$10,458

Net income per share
Basic	$0.31	$0.28

Diluted	$0.31	$0.28

Weighted average shares outstanding
Basic	36,507	36,977
Effect of dilutive stock options	114	133
Diluted	36,621	37,110

Dividends per common share	$0.06	$0.06

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012
Net income	$11,411	$10,458
Other comprehensive income (expense), net of tax
Postretirement plan adjustment	-	-

Comprehensive income	$11,411	$10,458

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$11,411	$10,458
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,301	9,364
Net loss on asset disposition	382	13
Provision for store closures and asset impairment	893	24
Stock-based compensation	576	509
Provision (recovery) for uncollectible receivables	(245)	212
LIFO reserve increase	1,699	1,780
Deferred income tax expense (benefit)	(800)	581
Income tax benefit upon exercise of stock options	35	26
(Increase) decrease in operating assets:
Trade and non-trade receivables	1,912	(2,127)
Insurance receivables	-	(2)
Inventories	(18,622)	(30,220)
Other assets	76	101
Increase in operating liabilities:
Accounts payable and accrued expenses	3,986	4,034
Income taxes payable	3,484	5,319
Other noncurrent liabilities	3,119	1,009
Net cash provided by operating activities	18,207	1,081

Cash flows from investing activities:
Capital expenditures	(6,854)	(6,049)
Proceeds from asset dispositions	120	14
Asset acquisition, net (primarily intangibles)	(2,397)	(5,312)
Net cash used in investing activities	(9,131)	(11,347)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(744)	(88)
Proceeds from revolving line of credit	85,918	-
Payments on revolving line of credit	(92,893)	-
Excess tax charges from stock-based compensation	(35)	(26)
Proceeds from exercise of stock options and employee stock purchase plan	548	410
Repurchase of shares	-	(7,056)
Cash dividends paid	(2,204)	(2,285)
Net cash used in financing activities	(9,410)	(9,045)

Decrease in cash and cash equivalents	(334)	(19,311)
Cash and cash equivalents:
Beginning of year	8,129	27,130
End of period	$7,795	$7,819

Supplemental disclosures of cash flow information:
Interest paid	$135	$137
Income taxes paid	$3,144	$810

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of May 4, 2013, 715 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 349 full service pharmacy departments located within our discount general merchandise stores.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2013 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May 4, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For pharmacy inventory, which was approximately $32.6 million and $33.8 million at May 4, 2013 and February 2, 2013, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $32.4 million at May 4, 2013 and $30.7 million at February 2, 2013.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at May 4, 2013 is $22.4 million, with the corresponding amount of $21.6 million at February 2, 2013.

NOTE 3: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ("FASB ASC") 718 “Compensation – Stock Compensation”. Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling and general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Stock option expense	$163	$91
Restricted stock expense	361	373
ESPP expense	52	45
Total stock-based compensation	$576	$509

Income tax benefit on stock-based compensation	$159	$142

The fair value of each option granted during the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Stock Options
Expected volatility	39.2%	40.0%
Risk-free interest rate	1.0%	1.0%
Expected option life (in years)	5.84	5.84
Expected dividend yield	1.24%	0.98%

Weighted average fair value at grant date	$4.68	$5.19

Employee Stock Purchase Plan
Expected volatility	27.4%	28.8%
Risk-free interest rate	0.2%	0.1%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.45%	0.39%

Weighted average fair value at grant date	$2.80	$2.99

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 16,103 shares issued during the thirteen weeks ended May 4, 2013. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 4, 2013, there were 903,374 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 4, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	42,574	$13.99
Forfeited / Cancelled	(96,208)	$13.30
Exercised	(36,657)	$11.78
Outstanding at May 4, 2013	1,055,364	$12.17	3.4	$2,423

Exercisable at May 4, 2013	474,764	$10.79	2.1	$1,737

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended May 4, 2013 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 4, 2013, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. The total fair value of options vested during the thirteen weeks ended May 4, 2013 was $216.8 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 4, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	28,106	$13.81
Forfeited / Cancelled	(77,520)	$13.30
Vested	(6,475)	$12.90
Non-vested Restricted Stock at May 4, 2013	565,120	$13.10

The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 4, 2013 is $8.2 million with a weighted average remaining contractual life of 5.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 5.8 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 4, 2013 was $97.0 thousand.

NOTE 4 — FAIR VALUE MEASUREMENTS

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are a reasonable estimate of their fair value as of May 4, 2013 and April 28, 2012. No borrowings on the revolving line of credit existed at the balance sheet date. The fair value of our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	May 4, 2013		April 28, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans on land & buildings	5,884	6,096	7,222	7,449

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	May 4, 2013	February 2, 2013
Property and equipment, at cost:

Buildings and building improvements	$113,394	$113,164
Leasehold improvements	75,801	74,552
Automobiles and vehicles	5,550	5,601
Airplane	4,697	4,697
Furniture, fixtures and equipment	270,746	266,949
	470,188	464,963
Less: Accumulated depreciation and amortization	(321,816)	(315,175)
	148,372	149,788
Construction in progress	-	2
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$156,976	$158,394

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

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

During the first quarter of fiscal 2013, we utilized $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at May 4, 2013.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at February 2, 2013	Additions	Utilization	Ending Balance May 4, 2013

Lease contract termination liability	$0.2	$-	$(0.1)	$0.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 4, 2013	April 28, 2012	February 2, 2013

Accumulated other comprehensive income	$794	$864	$864
Amortization of postretirement benefit	-	-	(70)
Ending balance	$794	$864	$794

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores' leases of the Company with unrelated landlords. The total rental payments related to related party leases were $75.2 thousand and $75.2 thousand for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action is being sent to the appropriate class as required by the Court. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

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

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of May 4, 2013, 715 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 349 full service pharmacies in our stores.

As announced in our press release filed May 30, 2013, earnings per diluted share for the first quarter of 2013 ended May 4, 2013 increased 11% to $0.31 from $0.28 in the prior year, which followed a 17% increase in earnings per diluted share in the first quarter of fiscal 2012. Net income for the first quarter of 2013 increased 9% to $11.4 million from $10.5 million in the prior year.

Sales for the first quarter of 2013 were $501.5 million as compared to $500.5 million in 2012, a 0.2% increase. On a comparable store basis, sales for the first quarter declined 1.3% as compared to a decrease of 0.4% in the prior year. During the quarter, unseasonably cool weather impacted sales in our general merchandise weather sensitive product lines. In addition, the popularity of our Spring layaway program reduced sales and increased deferred layaway sales by $2.4 million over the first quarter of last year.

Our favorable earnings in the first quarter, when compared to the prior year, were primarily driven by gross profit improvement of 60 basis points over the same period last year. Pharmacy department gross margins were higher in the first quarter as a result of the shift from lower gross margin brand drugs to higher margin generics, as well as lower shrinkage. The gross margin improvement was partially offset by higher selling, general, and administrative expense related to new store and pharmacy growth. Although operating expenses increased $2.5 million and deleveraged by 50 basis points in the quarter, the increase is totally attributed to investments in future growth. Operating margin for the first quarter improved 10 basis points to 3.5% from 3.4% in the prior year.

Our pharmacy department is a key differentiating factor from other small-box discount retailers. Overall, the pharmacy department produced strong results in the quarter, with higher comparable prescription counts and increased gross margins despite continued sales pressure from the large brand-to-generic drug conversions that occurred throughout 2012, as well as on-going challenges in third-party reimbursements. Although the sales impact of the brand-to-generic drug conversion is negative, the gross margin on generic drugs is typically higher than brand drugs. Comparable script growth increased 2.6% and overall scripts increased 6.8% over last year. During the first quarter of 2013, four new pharmacies were opened and one pharmacy department was closed, totaling 349 pharmacy departments at quarter end.

During the first quarter, we announced the launch of our three-year reconfiguration plan designed to regain the momentum we experienced in the prior three years in driving toward our 4% operating margin goal. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

Continuing to accelerate pharmacy department growth is a key component of our reconfiguration plan. Under the reconfiguration plan, we will focus on increasing our pharmacy department penetration to 65% to 70% of our store base from the current 50% over the next three years. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, open all new stores with a pharmacy department and make opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. This growth in pharmacy department locations will position us to expand our specialty pharmacy program in 2013, the fastest-growing segment of the pharmacy industry. During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases.

The reconfiguration plan in our general merchandise business is centered on expanding space in discretionary product lines. The three main areas of focus of our reconfiguration plan are the (1) expansion of our Hometown Auto and Hardware program, (2) expansion of seasonal space and (3) expansion of health and beauty aids in stores with pharmacy departments. In the third quarter of 2012, we began testing our reconfiguration plan by reallocating space in 78 stores to deploy our expanded Hometown Auto and Hardware program. During the first quarter of 2013, an additional 97 stores have been reset with the expanded Hometown Auto and Hardware program bringing the total stores expanded to 175. These test stores returned results that exceeded our plan by delivering comparable store sales increases in these departments of 15% to 43% and outperforming on total comparable store sales above the remainder of the chain. We expect to have approximately 50% of our total stores reset with the Hometown Auto and Hardware program by the end of the fiscal year. In stores with pharmacies, our general merchandise product offerings will be tailored to appeal to the pharmacy customer and will include the expansion of health and beauty aids, cosmetics, eye care, vitamins, pain relief and durable medical equipment. Over the next three years, we will reconfigure 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per-square foot basis to more productive categories. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while expanding our pharmacy department and healthcare services offerings.

Our Core 5 program was launched in 2010 and continues to be a long-term strategy designed to highlight key categories within our stores that differentiate us from our competition. The Core 5 categories are Pet, Household Supplies, Celebration, Home and Pharmacy and are strong trip driving departments in which Fred’s has a clear and marketable advantage versus small box competitors. We continue to see improvement in stores that have been reformatted with the Core 5 layout, especially in the Pet, Household Supplies and Pharmacy Departments.

In addition to the launch of our three-year reconfiguration plan and the Core 5 program, other key initiatives in 2013 include our Discount Tobacco Shop, introduced in 2012, which continues to provide increased sales and customer traffic, and we expect the positive performance to continue throughout the year. In the first quarter, we continued our efforts to broaden our food and beverage assortment by adding new and expanded coolers in our top 100 food and beverage stores in order to add additional branded frozen and refrigerated products. We also plan to expand brands across a number of categories including softlines, toys, automotive and hardware and lawn and garden. In the first quarter, we introduced recognizable brands such as Dickies, Wrangler, Fruit of the Loom, Huggies, Dixie, Brawny, Igloo and Barbie to our product offerings. In the second and third quarters of 2013, we will provide additional advertising focusing around our discretionary product lines. We will continue to focus on improving store productivity through the Core 5 Program and on initiatives aimed at driving operating margin improvement. Our Fred’s team is committed to finding ways to help our financially challenged customer and building customer loyalty.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of May 4, 2013, our fred’s® brand penetration rate was 18.8% of consumable product sales, which deleveraged 40 basis points over last year as total consumable sales outpaced the growth of our fred’s® brand. Our commitment to quality in our fred’s® brand products is resonating with our customers, and they continue to make the switch to our fred’s® brand. We are continuing to add new products to our own brand line on an ongoing basis and have seen significant penetration in our fred’s® branded paper, pet, health aids and automotive categories.

The launch of the Fred’s loyalty card in April 2012, called smartcard ™, rewards customers for qualifying purchases, primarily purchases of fred’s® brand products and higher margin categories such as home furnishings, auto and hardware. Since the launch of the smartcard ™, we’ve had approximately 1.6 million cards distributed with approximately 25% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

As previously published in our first quarter press release filed May 30, 2013, the Company expects total sales in 2013 to increase in the range of 2% to 4%. Comparable store sales are expected to be approximately flat. We anticipate general merchandise comparable store sales to continue their positive trend in the second quarter. The pharmacy department comparable store sales are expected to remain negative through the second quarter of 2013 due to the brand-to-generic shift, and we expect pharmacy department comparable store sales to turn positive by the end of the year as we anniversary the large generic drug shift which occurred in 2012. We plan to open in the range of 20 to 25 new stores and 25 to 30 new pharmacies in 2013 and close 20 to 25 stores and 3 pharmacies. In 2013, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $27.2 million. Based on this outlook, the Company continues to expect total earnings per diluted share to be in the range of $0.77 to $0.88.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2013 and April 28, 2012

Sales

Net sales for the first quarter of 2013 were $501.5 million compared to $500.5 million in 2012, a year-over-year increase of $1.0 million or 0.2%. On a comparable store basis, sales decreased 1.3% compared with a decrease of 0.4% in the same period last year. Deferred layaway sales during the quarter totaled $3.6 million in 2013 as compared to $1.2 million in 2012, an increase of $2.4 million.

The Company's 2013 general merchandise (non-pharmacy) sales increased 0.6% over 2012. We experienced sales increases primarily in the tobacco, beverage, auto and hardware categories which were partially offset by decreases in seasonal categories such as lawn and garden, apparel and small appliances.

The Company’s pharmacy department sales were 36.1% of total sales ($180.3 million) in 2013 compared to 35.8% of total sales ($179.5 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 0.7% over 2012 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. Despite the continued pressure of the brand-to-generic shift on top-line sales, the Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

During the quarter, there were no changes to the franchised locations, with 21 franchised locations at May 4, 2013 and 21 franchised locations as of April 28, 2012. Sales to these locations during the quarter decreased to $8.4 million (1.7% of sales) from $8.9 million (1.8% of sales) in 2012. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Pharmaceuticals	35.7%	35.8%
Household Goods	22.7%	23.4%
Food and Tobacco	17.6%	16.3%
Paper and Cleaning Supplies	8.4%	8.6%
Health and Beauty Aids	7.4%	7.4%
Apparel and Linens	6.5%	6.7%
Franchise	1.7%	1.8%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 1.3% over last year while the average customer ticket remained flat at $21.22.

Gross Profit

Gross profit for the quarter was $151.0 million in 2013 compared to $147.8 million in 2012, a year-over-year increase of $3.2 million or 2.1%. Gross margin, measured as a percentage of sales was 30.1% in 2013, compared with 29.5% in the same quarter last year. The 60 basis point improvement was driven by increased vendor rebates and allowances and pharmacy department shrink improvement. These improvements were offset by unfavorable markdowns in our general merchandise and pharmacy departments and unfavorable LIFO charges on pharmacy inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, were $133.2 million in 2013 (26.6% of sales) compared to $130.7 million in 2012 (26.1% of sales), an increase of $2.5 million. Selling, general and administrative expenses deleveraged 50 basis points as a percent of sales due to an increase in labor expense of $1.5 million (28 basis points), $0.9 million in higher depreciation and amortization (18 basis points) and $0.8 million of additional property rental (15 basis points), which are associated with new store and pharmacy growth. In addition to the deleveraging we experienced from investments in store and pharmacy growth, we also incurred a loss on the disposal of fixed assets of $1.0 million (19 basis points) primarily related to the closure of twenty locations, which began going-out-of business sales in the first quarter. The deleveraging was partially offset by a reduction in advertising expense of $1.0 million (21 basis points) and $0.7 million in higher proceeds from pharmacy script file sales over last year (13 basis points).

Operating Income

Operating income was $17.8 million in 2013 (3.5% of sales) compared to $17.1 million in 2012 (3.4% of sales). The year-over-year favorable variance is attributable to the $3.2 million increase in gross profit driven by increased vendor rebates and allowances and pharmacy department shrink improvement offset by the $2.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first quarter of 2013 totaled $0.1 million or less than 0.1% of sales compared to $0.1 million in the same period last year, which was also less than 0.1% of sales in 2012.

Income Taxes

The effective income tax rate was 35.3% in 2013 compared to 38.4% in 2012. The decrease in the effective income tax rate is primarily the result of the reinstatement of the federal Work Opportunity Tax Credits (WOTC) at the end of 2012.

Net Income

Net income increased to $11.4 million ($0.31 per diluted share) in 2013 from $10.5 million ($0.28 per diluted share) in 2012. The increase in net income was due to the $3.2 million increase in gross profit as a result of increased vendor rebates and allowances and pharmacy department shrink improvement and $0.3 million in reduced tax expense resulting from the reinstatement of the federal Work Opportunity Tax Credits (WOTC) at the end of 2012. This favorability was offset by a $2.5 million increase in selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $18.2 million during the thirteen week period ended May 4, 2013 compared to $1.1 million in the same period of the prior year. We generated operating cash flow primarily through $11.4 million in year-to-date net income, an increase in operating liabilities of $10.6 million, a $10.3 million increase in depreciation and amortization and a $1.7 increase to the LIFO reserve, all of which resulted from our investment in new store and pharmacy growth. Also contributing to operating cash flow were a $1.9 million decrease in receivables and a $0.9 million increase to the provision for store closures. Operating cash flows were offset by an inventory increase of $18.6 million which is due to new store and pharmacy growth, inflation and seasonal merchandise purchases.

Cash used in investing activities totaled $9.1 million during the thirteen week period ended May 4, 2013 and consisted primarily of capital expenditures of $6.9 million related to existing store and pharmacy expenditures ($5.8 million), technology and other corporate expenditures ($0.6 million) and new store and pharmacy expenditures ($0.5 million). In addition, the Company planned expenditures of approximately $18.8 million in 2013 for the acquisition of prescription lists and other pharmacy related items of which $2.4 million has been spent to date. During the first quarter of 2013, we opened 4 new locations, comprising of 1 new store and 3 new Xpress pharmacies. Fred's also closed 1 store during the quarter. In 2013, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $27.2 million. Expenditures are planned totaling $18.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $5.2 million for technology upgrades and approximately $4.0 million for distribution center equipment and other capital maintenance. Technology upgrades in 2013 will be made in the areas of IT software and hardware and store and pharmacy server upgrades. To date, the Company has spent $0.5 million towards these improvements.

Cash used in financing activities totaled $9.4 million during the thirteen week period ended May 4, 2013. During the quarter, we borrowed $85.9 million under the revolving line of credit and made payments of $92.9 million on the revolving line of credit. We also paid cash dividends of $2.2 million. There were $5.9 million in borrowings outstanding at May 4, 2013 related to real estate mortgages compared to $6.6 million at February 2, 2013. The decrease is attributable to $0.7 million of payments on mortgage debt. There were no borrowings under the revolving line of credit at May 4, 2013.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in insurance costs.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 - Legal Contingencies).
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 4, 2013. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 4, 2013 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action is being sent to the appropriate class as required by the Court. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

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

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through May 4, 2013 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at February 2, 2013					3,040.8
February 3 - March 2, 2013	-	$-	-		3,040.8
March 4 - April 6, 2013	-	$-	-		3,040.8
April 7, - May 4, 2013	-	$-	-		3,040.8

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 13, 2013	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 13, 2013	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer

