Form 10-Q
period 2013-08-03
FREDS INC
filed 2013-09-12
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 2013.

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

The registrant had 36,734,023 shares of Class A voting, no par value common stock outstanding as of September 6, 2013.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of August 3, 2013 (unaudited) and February 2, 2013	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2013 (unaudited) and July 28, 2012 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2013 (unaudited) and July 28, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 (unaudited) and July 28, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20-21

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	22
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	August 3, 2013	February 2,
	(unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,937	$8,129
Receivables, less allowance for doubtful accounts of $1,444 and $1,489, respectively	36,169	35,943
Inventories	348,324	353,266
Other non-trade receivables	33,019	33,273
Prepaid expenses and other current assets	12,533	13,134
Total current assets	437,982	443,745
Property and equipment, at depreciated cost	156,674	158,394
Equipment under capital leases, less accumulated amortization of $5,094 and $5,077, respectively	46	63
Intangibles	42,943	41,873
Other noncurrent assets, net	3,259	3,078
Total assets	$640,904	$647,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,557	$115,830
Current portion of indebtedness	1,148	1,263
Accrued expenses and other	45,605	44,000
Deferred income taxes	23,868	24,234
Total current liabilities	174,178	185,327
Long-term portion of indebtedness	4,209	12,241
Deferred income taxes	3,656	4,732
Other noncurrent liabilities	15,220	13,581
Total liabilities	197,263	215,881

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,723,837 and 36,680,060 shares issued and outstanding, respectively	101,380	99,342
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	341,467	331,136
Accumulated other comprehensive income	794	794
Total shareholders’ equity	443,641	431,272
Total liabilities and shareholders’ equity	$640,904	$647,153

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	$482,176	$470,816	$983,671	$971,321
Cost of goods sold	346,191	339,058	696,667	691,721
Gross profit	135,985	131,758	287,004	279,600

Depreciation and amortization	10,527	9,474	20,828	18,838
Selling, general and administrative expenses	120,245	118,918	243,179	240,295
Operating income	5,213	3,366	22,997	20,467

Interest expense	129	136	264	273
Income before income taxes	5,084	3,230	22,733	20,194

Provision for income taxes	1,754	(2,824)	7,992	3,682
Net income	$3,330	$6,054	$14,741	$16,512

Net income per share
Basic	$0.09	$0.17	$0.40	$0.45

Diluted	$0.09	$0.17	$0.40	$0.45

Weighted average shares outstanding
Basic	36,521	36,493	36,525	36,738
Effect of dilutive stock options	164	128	139	133
Diluted	36,685	36,621	36,664	36,871

Dividends per common share	$0.06	$0.06	$0.12	$0.12

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net income	$3,330	$6,054	$14,741	$16,512
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$3,330	$6,054	$14,741	$16,512

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$14,741	$16,512
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,828	18,838
Net loss (gain) on asset disposition	(663)	451
Recovery for store closures and asset impairment	(34)	(43)
Stock-based compensation	1,214	1,066
Provision (recovery) for uncollectible receivables	(45)	448
LIFO reserve increase	2,516	1,809
Deferred income tax benefit	(822)	(24)
Income tax benefit upon exercise of stock options	32	61
(Increase) decrease in operating assets:
Trade and non-trade receivables	1,400	3,446
Insurance receivables	(62)	(466)
Inventories	2,460	(9,993)
Other assets	601	5,523
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(10,668)	(3,938)
Income taxes payable	(1,265)	(1,906)
Other noncurrent liabilities	804	(2,928)
Net cash provided by operating activities	31,037	28,856

Cash flows from investing activities:
Capital expenditures	(13,953)	(12,069)
Proceeds from asset dispositions	2,245	315
Asset acquisition (primarily intangibles)	(7,790)	(7,948)
Net cash used in investing activities	(19,498)	(19,702)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,152)	(176)
Proceeds from revolving line of credit	170,645	-
Payments on revolving line of credit	(177,639)	-
Excess tax charges from stock-based compensation	(32)	(61)
Proceeds from exercise of stock options and employee stock purchase plan	856	735
Repurchase of shares	-	(9,176)
Cash dividends paid	(4,409)	(4,485)
Net cash used in financing activities	(11,731)	(13,163)

Decrease in cash and cash equivalents	(192)	(4,009)
Cash and cash equivalents:
Beginning of year	8,129	27,130
End of period	$7,937	$23,121

Supplemental disclosures of cash flow information:
Interest paid	$264	$273
Income taxes paid	$9,912	$8,051

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of August 3, 2013, 697 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 350 full service pharmacy departments located within our discount general merchandise stores.

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

The results of operations for the thirteen week and twenty-six week periods ended August 3, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: INVENTORIES

Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (FIFO) method for goods in our stores and the cost FIFO method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumptions that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs. In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by GAAP.

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

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The methodology that we have applied in estimating shrink has resulted in variability that is not material to our financial statements. The Company has experienced improvement in reducing shrink as a percentage of sales from year to year due to improved inventory control measures, which includes the chain-wide utilization of the NEX/DEX technology.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $33.1 million and $33.8 million at August 3, 2013 and February 2, 2013, respectively, cost was determined using the retail LIFO (last-in, first-out) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $33.2 million at August 3, 2013 and $30.7 million at February 2, 2013.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at August 3, 2013 is $21.2 million, with the corresponding amount of $21.6 million at February 2, 2013.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Stock option expense	$154	$77	$317	$168
Restricted stock expense	432	435	793	808
ESPP expense	52	45	104	90
Total stock-based compensation	$638	$557	$1,214	$1,066

Income tax benefit on stock-based compensation	$183	$162	$342	$304

The fair value of each option granted during the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012 [1]	August 3, 2013	July 28, 2012
Stock Options
Expected volatility	38.8%	-	39.0%	42.1%
Risk-free interest rate	1.0%	-	1.0%	3.5%
Expected option life (in years)	5.84	-	5.84	5.78
Expected dividend yield	1.34%	-	1.28%	0.50%

Weighted average fair value at grant date	$4.47	-	$4.61	$5.03

Employee Stock Purchase Plan
Expected volatility	31.2%	39.2%	29.3%	34.0%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.90%	0.78%	0.68%	0.59%

Weighted average fair value at grant date	$3.24	$3.74	$3.02	$3.37

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 30,119 shares issued during the twenty-six weeks ended August 3, 2013. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 3, 2013, there were 889,358 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended August 3, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	70,359	$13.91
Forfeited / Cancelled	(102,708)	$13.30
Exercised	(52,580)	$12.13
Outstanding at August 3, 2013	1,060,726	$12.19	3.3	$5,623

Exercisable at August 3, 2013	461,555	$10.75	1.9	$3,112

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended August 3, 2013 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 3, 2013, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. The total fair value of options vested during the twenty-six weeks ended August 3, 2013 was $230.2 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended August 3, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	58,253	$13.58
Forfeited / Cancelled	(91,969)	$13.28
Vested	(24,246)	$12.59
Non-vested Restricted Stock at August 3, 2013	563,047	$13.13

The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 3, 2013 is $9.8 million with a weighted average remaining contractual life of 5.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.96 million, which is expected to be recognized over a weighted average period of approximately 6.4 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 3, 2013 was $222.1 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are a reasonable estimate of their fair value as of August 3, 2013 and February 2, 2013. No borrowings on the revolving line of credit existed at the balance sheet date. The fair value of our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	August 3, 2013		February 2, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans on land & buildings	5,476	5,789	6,628	6,849

NOTE 5: PROPERTY AND EQUIPMENT

Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded as a component of selling, general and administrative expenses.

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	August 3, 2013	February 2, 2013
Property and equipment, at cost:

Buildings and building improvements	$113,907	$113,164
Leasehold improvements	75,949	74,552
Automobiles and vehicles	5,505	5,601
Airplane	4,697	4,697
Furniture, fixtures and equipment	262,969	263,079
	463,027	461,093
Less: Accumulated depreciation and amortization	(318,211)	(315,175)
	144,816	145,918
Construction in progress	3,254	3,872
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$156,674	$158,394

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

During the first half of fiscal 2013, we utilized $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at August 3, 2013.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at February 2, 2013	Additions	Utilization	Ending Balance August 3, 2013

Lease contract termination liability	$0.2	$-	$(0.1)	$0.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	August 3, 2013	July 28, 2012	February 2, 2013

Accumulated other comprehensive income	$794	$864	$864
Amortization of postretirement benefit	-	-	(70)
Ending balance	$794	$864	$794

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $150.5 thousand for the twenty six weeks ended August 3, 2013 and July 28, 2012, respectively.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

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

NOTE 10: CUMULATIVE EFFECT OF A CORRECTION OF AN ERROR IN THE CASH FLOW STATEMENT

In the second quarter of 2013, the Condensed Consolidated Statements of Cash Flows (Cash Flows Statement) was changed to correct the presentation of proceeds received and net gain resulting from the sale of pharmacy department prescription files. From time-to-time, the Company closes an underperforming pharmacy department and sells the related prescription files. In previous filings, the proceeds received and gain resulting from the sale of pharmacy department prescription files were neither presented on the face of the Cash Flows Statement as an addition to cash flows provided by investing activities nor as a reduction to cash flows provided by operating activities. Going forward, the proceeds received from the sale of pharmacy prescription files will be shown on the face of the Cash Flows Statement as part of proceeds from asset dispositions in investing activities, and the net gain from the sale will be presented as a part of net loss (gain) on asset disposition in operating activities.

In accordance with Staff Accounting Bulletin 99, quantifying the impact of the corrected presentation on our Cash Flows Statement, we have determined that the quantitative impact on the Cash Flows Statement was immaterial to both the net cash provided by operating activities and the net cash used by investing activities. In addition, qualitatively, this misstatement had no effect on the Consolidated Income Statements or Consolidated Balance Sheets presented in our filed Form 10-Qs or Form 10-Ks from fiscal year 2011 through the first quarter of 2013. Additionally, there was no impact on our debt covenant requirements or our previous Liquidity and Capital Resources disclosures.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of August 3, 2013, 697 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 350 full service pharmacies in our stores.

As reported in our press release filed August 29, 2013 and our 10-K filed April 18, 2013, the second quarter of 2012 was favorably impacted by a $4.0 million tax credit related to a settlement with the State of Tennessee as well as other tax related adjustments. Excluding this favorable tax credit in 2012, earnings per diluted share for the second quarter of 2013 ended August 3, 2013 increased 50% to $0.09 from $0.06 in the prior year. For the six months ended August 3, 2013, earnings per diluted share, excluding the tax credit in 2012, increased 18% to $0.40 from $0.34 in 2012. Net income for the second quarter of 2013, excluding the favorable tax credit in 2012, increased 63% to $3.3 million from $2.0 million in the prior year. Net income for the first six months of 2013, excluding the favorable tax credit, increased 18% to $14.7 million from $12.5 million in 2012.

Sales for the second quarter of 2013 were $482.2 million as compared to $470.8 million in 2012, a 2% increase. On a comparable store basis, sales for the second quarter increased 2.2% in 2013 compared to a 1.0% decrease in 2012. Sales for the first six months of 2013 were $983.7 million as compared to $971.3 million in 2012, a 1% increase. On a comparable store basis, sales for the first six months of the year increased 0.5% compared to a decrease of 0.5% in the prior year. For the quarter and year to date periods, we experienced both transaction and ticket increases over the prior year.

Our favorable earnings in the second quarter and year-to-date period, when compared to the prior year excluding the 2012 favorable tax credit, were primarily driven by gross profit improvement over the same period last year. Gross profit for the second quarter of 2013 increased $4.2 million and $7.4 million for the first six months the year. Gross margin for the second quarter and year-to-date period leveraged 20 basis points and 40 basis points, respectively. The gross margin leveraging was driven by the higher vendor rebates and shrinkage control. Operating expenses increased $2.4 million in the second quarter of 2013 but leveraged 20 basis points as a percent of sales as compared to the same quarter of 2012. For the first six months of 2013, operating expenses increased $4.9 million and deleveraged 20 basis points as a percent of sales as compared to the same period last year. Operating margin for the second quarter improved 40 basis points to 1.1% in 2013 from 0.7% in the prior quarter and 20 basis points to 2.3% in 2013 from 2.1% in the prior year.

Our pharmacy department is a key differentiating factor from other small-box discount retailers. Overall, the pharmacy department produced strong results in the quarter, with higher comparable prescription counts and increased gross margins despite continued sales pressure from the large brand-to-generic drug conversions that occurred throughout 2012 and 2013, as well as on-going challenges in third-party reimbursements. Although the sales impact of the brand-to-generic drug conversion is negative, the gross margin on generic drugs is typically higher than brand drugs. Comparable script growth increased 1.3% and overall scripts increased 4.9% over last year. During the second quarter of 2013, we opened five new pharmacy departments and closed four pharmacy departments, totaling 350 pharmacy departments at quarter end.

During the first quarter, we announced the launch of our three-year reconfiguration plan designed to regain the momentum we experienced in the prior three years in driving toward our 4% operating margin goal. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

Continuing to accelerate pharmacy department growth is a key component of our reconfiguration plan. Under the reconfiguration plan, we will focus on increasing our pharmacy department penetration to 65% to 70% of our store base over the next three years from the 50% penetration rate at the end of 2012. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations. As a result of these efforts, our pharmacy department penetration rate increased from 50% at the end of 2012 to 52% at the end of the second quarter of 2013. This growth in pharmacy department locations will position us to expand our specialty pharmacy program in 2013, the fastest-growing segment of the pharmacy industry. During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We are pleased with the initial progress surrounding the execution of our specialty pharmacy initiative, including the relationship with Diplomat Specialty Pharmacy and efforts surrounding the launch of our internal specialty pharmacy facility scheduled for late in the third quarter of 2013.

The reconfiguration plan in our general merchandise department is centered on expanding space in discretionary product lines. The three main areas of focus of our reconfiguration plan are the (1) expansion of our Hometown Auto and Hardware program, (2) expansion of seasonal space and (3) expansion of health and beauty aids in stores with pharmacy departments. In the third quarter of 2012, we began testing our reconfiguration plan by reallocating space in 78 stores to deploy our expanded Hometown Auto and Hardware program. During the first half of 2013, an additional 100 stores have been reset with the expanded Hometown Auto and Hardware program bringing the total stores expanded to 178. Our expanded auto and hardware departments continued to perform well in the second quarter by delivering comparable store sales increases of 19% to 65%, respectively, and outperforming on total comparable store sales above the remainder of the chain. During the third quarter of 2013, we plan to reconfigure another 150 stores with the Hometown Auto and Hardware program, bringing the total stores reconfigured with this layout to 328 or 47% of the chain. In stores with pharmacies, our general merchandise product offerings will be tailored to appeal to the pharmacy customer and will include the expansion of health and beauty aids, cosmetics, eye care, vitamins, pain relief and durable medical equipment. Over the next three years, we will reconfigure 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per-square foot basis to more productive categories. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while expanding our pharmacy department and healthcare services offerings.

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

In addition to the launch of our three-year reconfiguration plan and the Core 5 program, other key initiatives in 2013 include our Discount Tobacco Shop, introduced in 2012, which continues to provide increased sales and customer traffic, and we expect the positive performance to continue throughout the year. In the first half of the year, we continued our efforts to broaden our food and beverage assortment by adding new and expanded coolers in our top 100 stores in order to add additional branded frozen and refrigerated products. We also plan to expand brands across a number of categories including softlines, toys, automotive and hardware and lawn and garden. In the first quarter, we introduced recognizable brands such as Dickies, Wrangler, Fruit of the Loom, Huggies, Dixie, Brawny, Igloo and Barbie to our product offerings. In the second quarter of 2013, we provided additional advertising focusing around our discretionary product lines and will continue to do so throughout the third quarter. We will continue to focus on improving store productivity through the Core 5 Program and on initiatives aimed at driving operating margin improvement.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin. As of August 3, 2013, our fred’s® brand penetration rate was 18.9% of consumable product sales, which deleveraged 80 basis points over last year as total consumable sales outpaced the growth of our fred’s® brand. The own brand deleveraging can be attributed to the addition and reintroduction of national brands to our product offering, such as Excedrin and Tylenol, and the phase-out of incandescent light bulbs, a popular fred’s® brand category. Our commitment to quality in our fred’s® brand products resonates with our customers, and they continue to make the switch to our fred’s® brand. We are continuing to add new products to our own brand line on an ongoing basis and have high levels of penetration in our fred’s® branded paper, pet, health aids and automotive categories.

The launch of the Fred’s loyalty card in April 2012, called smartcard ™, rewards customers for qualifying purchases, primarily purchases of fred’s® brand products and higher margin categories such as home products, auto and hardware. Since the launch of the smartcard ™, we’ve distributed approximately 1.9 million cards to customers with approximately 25% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

As previously published in our second quarter press release filed August 29, 2013, the Company expects total sales in the third quarter to increase in the range of 1% to 3%. Comparable store sales are expected to be approximately flat to up to 2%. We anticipate general merchandise comparable store sales to continue the positive trend in the third quarter that we experienced in the first half of the year. We plan to open in the range of 14 to 18 new stores and 25 to 30 new pharmacies in 2013 and close approximately 25 stores and 5 pharmacies. In 2013, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $27.3 million. Based on this outlook, the Company now expects total earnings per diluted share to be in the range of $0.81 to $0.86, which represents an increase of 17% to 25% over last year, excluding the 2012 favorable tax credit.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2013 and July 28, 2012

Sales

Net sales for the second quarter of 2013 increased to $482.2 million from $470.8 million in 2012, a year-over-year increase of $11.4 million or 2.4%. On a comparable store basis, sales increased 2.2% ($9.3 million) compared with a 1.0% ($4.3 million) decrease in the same period last year.

General merchandise (non-pharmacy) sales increased 1.6% to $298.9 million from $294.2 million in 2012. We experienced sales increases in categories such tobacco, beverage, hardware, food, pet and stationary, which were partially offset by sales decreases in beauty aids, small appliances and housewares.

The Company’s pharmacy department sales were 36.3% of total sales ($175.2 million) in 2013 compared to 35.7% of total sales ($168.2 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 4.2% over 2012 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

There were 21 franchised locations as of August 3, 2013 and July 28, 2012. Sales to our franchised locations during 2013 were $8.0 million (1.7% of sales) compared to $8.4 million (1.8% of sales) in 2012. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
Pharmaceuticals	36.4%	35.7%
Household Goods	22.6%	23.4%
Food and Tobacco	17.8%	16.5%
Paper and Cleaning Supplies	8.8%	9.0%
Health and Beauty Aids	7.0%	7.4%
Apparel and Linens	5.7%	6.2%
Franchise	1.7%	1.8%
	100.0%	100.0%

For the quarter, comparable store customer traffic increased 1.6% over last year while the average customer ticket increased 0.6% to $20.39.

Gross Profit

Gross profit for the second quarter increased to $136.0 million in 2013 from $131.8 million in 2012, a year-over-year increase of $4.2 million or 3.2%. Gross margin, measured as a percentage of sales, was 28.2% in 2013, an increase of 20 basis points as compared to 28.0% in same quarter last year. In the quarter, gross margin improvement was driven by increases in vendor rebates and shrinkage control, which more than offset increases in markdowns and the impact of the pharmacy department brand-to-generic shift on top-line sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $130.8 million in 2013 (27.1% of sales) from $128.4 million in 2012 (27.3% of sales). The 20 basis points leveraging in the second quarter was comprised of operating expense leveraging of approximately 80 basis points primarily due to the net gain or loss on the disposal of assets (43 basis points), occupancy related costs (28 basis points) and insurance expense (16 basis points) and which was partially offset by approximately 60 basis points deleveraging due to expenses associated with pharmacy department investments (22 basis points), advertising expenses (14 basis points) and professional fees (10 basis points).

Operating Income

Operating income increased to $5.2 million in 2013 (1.1% of sales) from $3.4 million in 2012 (0.7% of sales). The $1.8 million increase in operating income is attributable to the $4.2 million increase in gross profit, which was driven by vendor rebates and shrinkage control, and was partially offset by the $2.4 increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the second quarter totaled $0.1 million or less than 0.1% of sales, unchanged from the second quarter of 2012.

Income Taxes

During the second quarter of 2012, income tax expense was favorably impacted by $4.0 million, or $0.11 per diluted share, related to a state income tax settlement with the State of Tennessee and other tax related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the quarter was 34.5% in 2013 compared to 36.8% in 2012.  The lower effective tax rate in 2013 reflects the impact of the Work Opportunity Tax Credits, which have Congressional approval this year but were not approved last year until late in the fourth quarter.

Net Income

Net income for the second quarter totaled $3.3 million ($0.09 per diluted share) in 2013 as compared to $6.1 million ($0.17 per diluted share) in 2012, a decrease of $2.8 million. The decrease in net income was due to the $2.4 increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above and the $4.6 million tax expense increase, which was primarily the result of the 2012 favorable tax credit as described in the Income Taxes section. These increased expenses more than offset the $4.2 million increase in gross profit driven that was driven by higher vendor rebates and improved shrinkage control. Excluding the impact of the favorable tax credit in 2012, net income for the second quarter increased 63.2% from $2.0 million in second quarter of 2012.

Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012

Sales

Net sales for the first half of 2013 increased to $983.7 million from $971.3 million in 2012, a year-over-year increase of $12.4 million or 1.3%. On a comparable store basis, sales increased 0.5% ($3.9 million) compared with a 0.5% ($6.2 million) decrease in the same period last year.

General merchandise (non-pharmacy) sales increased 0.8% to $611.2 million in 2013 from $606.3 million in 2012. The increase resulted primarily from categories such as tobacco, beverage, food, hardware and pet, which were partially offset by sales decreases in beauty aids, home furnishings and small appliances.

The Company’s pharmacy department sales were 36.2% of total sales ($356.0 million) in 2013 compared to 35.7% of total sales ($347.6 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 2.4% over 2012 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations, in line with our reconfiguration plan.

During the first half of 2013, there were no changes to franchised locations leaving 21 franchised locations as of August 3, 2013 and July 28, 2012. Sales to our franchised locations during 2013 decreased to $16.4 million (1.7% of sales) from $17.4 million (1.8% of sales) in 2012. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Pharmaceuticals	36.1%	35.7%
Household Goods	22.6%	23.4%
Food and Tobacco	17.7%	16.4%
Paper and Cleaning Supplies	8.6%	8.8%
Health and Beauty Aids	7.2%	7.4%
Apparel and Linens	6.1%	6.5%
Franchise	1.7%	1.8%
	100.0%	100.0%

For the first half, comparable store customer traffic increased 0.3% over last year and the average customer ticket increased 0.2% to $20.81.

Gross Profit

Gross profit for the first half of 2013 increased to $287.0 million from $279.6 million in 2012, a year-over-year increase of $7.4 million or 2.6%. Gross margin, measured as a percentage of sales was 29.2% in 2013 as compared to 28.8% last year. In the first half of 2013, gross margin improvement was driven by increases in vendor rebates and shrink control, which more than offset increases in markdowns and the impact of the pharmacy department brand-to-generic shift on top-line sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization was $264.0 million in the first half of 2013 (26.9% of sales) as compared to $259.1 million in 2012 (26.7% of sales). The 20 basis points deleveraging in the first six months of 2013 was comprised of approximately 60 basis points deleveraging primarily driven by expenses associated with pharmacy department investments (35 basis points), which was partially offset by approximately 40 basis points leveraging primarily due to the net gain or loss on the disposal of assets (17 basis points), insurance expense (13 basis points) and occupancy related costs (5 basis points).

Operating Income

Operating income increased to $23.0 million in 2013 (2.3% of sales) from $20.5 million in 2012 (2.1% of sales). The year-over-year increase of $2.5 million is attributable to the $7.4 million increase in gross profit that was driven by the increase in vendor rebates and shrinkage control, and was partially offset by the $4.9 million of increased selling, general and administrative expenses as described in the Selling, General and Administrative section above.

Interest Expense, Net

Net interest expense for 2013 totaled $0.3 million or less than 0.1% of sales, unchanged from 2012.

Income Taxes

During the second quarter of 2012, income tax expense was favorably impacted by $4.0 million, or $0.11 per diluted share, related to a state income tax settlement with the State of Tennessee and other tax related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the year-to-date period was 35.2% in 2013 compared to 38.1% in 2012.  The lower effective tax rate in 2013 reflects the impact of the Work Opportunity Tax Credits, which have Congressional approval this year but were not approved last year until late in the fourth quarter.

Net Income

Net income decreased to $14.7 million ($.40 per diluted share) in 2013 from $16.5 million ($.45 per diluted share) in 2012, a decrease of $1.8 million. The decrease in net income was due to the $4.9 increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above and the $4.3 million tax expense, which was primarily the result of the 2012 favorable tax credit as described in the Income Taxes section. These increased expenses more than offset the $7.4 million increase in gross profit that was driven by higher vendor rebates and improved shrinkage control. Excluding the impact of the favorable tax credit in 2012, net income for the second quarter increased 17.9% from $12.5 million in second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the continued increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $31.0 million during the twenty-six week period ended August 3, 2013 compared to $28.9 million in the same period of the prior year. We generated operating cash flow primarily through $14.7 million in year-to-date net income, a $20.8 million increase in depreciation and amortization and an increase to the LIFO reserve of $2.5 million, primarily resulting from our investment in new store and pharmacy growth. Also contributing to operating cash flow was an inventory decrease of $2.5 million, a decrease in trade receivables of $1.4 million and an increase to stock based compensation of $1.2 million. Operating cash flows were partially offset by an $11.1 million decrease in operating liabilities.

Cash used in investing activities totaled $19.5 million during the twenty-six week period ended August 3, 2013, and consisted primarily of capital expenditures of $14.0 million related to existing store and pharmacy expenditures ($8.6 million), technology and other corporate expenditures ($4.0 million) and new store and pharmacy expenditures ($1.4 million). In addition, the Company planned expenditures of approximately $19.8 million in 2013 for the acquisition of prescription lists and other pharmacy related items of which $7.8 million has been spent to date. During the first half of 2013, we opened 7 new locations, consisting of 3 new stores and 4 new Xpress pharmacies. Fred's also closed 22 locations during this period. In 2013, the Company is planning capital expenditures excluding the acquisition of prescription lists of approximately $27.3 million. Expenditures are planned totaling $21.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.2 million for technology upgrades and approximately $3.1 million for distribution center equipment and other capital maintenance. Technology upgrades in 2013 will be made in the areas of IT software and hardware and store and pharmacy server upgrades. To date, the Company has spent $1.8 million towards these improvements.

Cash used by financing activities totaled $11.7 million during the twenty-six week period ended August 3, 2013. During the first half of 2013, we borrowed $170.6 million under the revolving line of credit and made payments of $177.6 million on the revolving line of credit. We also paid cash dividends of $4.4 million. There were $5.4 million in borrowings outstanding at August 3, 2013 related to real estate mortgages compared to $6.6 million at February 2, 2013. The decrease is attributable to $1.2 million of payments on mortgage debt. There were no borrowings under the revolving line of credit at August 3, 2013.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in the merchandise supply chain;
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 18.
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of August 3, 2013. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended August 3, 2013 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter, however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of a part or all of the potential claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through August 3, 2013 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at February 2, 2013					3,040.8
February 3 - March 2, 2013	-	$-	-		3,040.8
March 4 - April 6, 2013	-	$-	-		3,040.8
April 7, - May 4, 2013	-	$-	-		3,040.8
May 5, - June 1, 2013	-	$-	-		3,040.8
June 2, - July 6, 2013	-	$-	-		3,040.8
July 7, - August 3, 2013	-	$-	-		3,040.8

Item 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 12, 2013	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 12, 2013	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer

