Form 10-Q
period 2013-11-02
FREDS INC
filed 2013-12-12
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2013.
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

The registrant had 36,793,806 shares of Class A voting, no par value common stock outstanding as of December 6, 2013.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of November 2, 2013 (unaudited) and February 2, 2013	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20-21

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	22-25
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	November 2, 2013	February 2,
	(unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$21,585	$8,129
Receivables, less allowance for doubtful accounts of $2,125 and $1,489, respectively	36,772	35,943
Inventories	385,552	353,266
Other non-trade receivables	33,531	33,273
Prepaid expenses and other current assets	15,442	13,134
Total current assets	492,882	443,745
Property and equipment, at depreciated cost	155,856	158,394
Equipment under capital leases, less accumulated amortization of $5,103 and $5,077, respectively	37	63
Intangibles	44,801	41,873
Other noncurrent assets, net	3,258	3,078
Total assets	$696,834	$647,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,278	$115,830
Current portion of indebtedness	1,130	1,263
Accrued expenses and other	52,740	44,000
Deferred income taxes	24,980	24,234
Total current liabilities	224,128	185,327
Long-term portion of indebtedness	4,158	12,241
Deferred income taxes	1,454	4,732
Other noncurrent liabilities	17,466	13,581
Total liabilities	247,206	215,881

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,788,891 and 36,680,060 shares issued and outstanding, respectively	102,271	99,342
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	346,563	331,136
Accumulated other comprehensive income	794	794
Total shareholders’ equity	449,628	431,272
Total liabilities and shareholders’ equity	$696,834	$647,153

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net sales	$460,542	$450,574	$1,444,213	$1,421,895
Cost of goods sold	320,305	312,441	1,016,972	1,004,162
Gross profit	140,237	138,133	427,241	417,733

Depreciation and amortization	10,631	9,880	31,459	28,718
Selling, general and administrative expenses	118,970	118,133	362,149	358,428
Operating income	10,636	10,120	33,633	30,587

Interest expense	113	129	377	402
Income before income taxes	10,523	9,991	33,256	30,185

Provision for income taxes	3,215	3,430	11,207	7,112
Net income	$7,308	$6,561	$22,049	$23,073

Net income per share
Basic	$0.20	$0.18	$0.60	$0.63

Diluted	$0.20	$0.18	$0.60	$0.63

Weighted average shares outstanding
Basic	36,558	36,443	36,532	36,626
Effect of dilutive stock options	165	140	147	135
Diluted	36,723	36,583	36,679	36,761

Dividends per common share	$0.06	$0.06	$0.18	$0.18

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net income	$7,308	$6,561	$22,049	$23,073
Other comprehensive income, net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$7,308	$6,561	$22,049	$23,073

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$22,049	$23,073
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	31,459	28,718
Net gain on asset disposition	(1,446)	(21)
Recovery for store closures and asset impairment	(45)	(57)
Stock-based compensation	1,944	1,442
Provision for uncollectible receivables	636	352
LIFO reserve increase	1,904	2,974
Deferred income tax benefit	(2,970)	559
Income tax benefit upon exercise of stock options	20	30
(Increase) decrease in operating assets:
Trade and non-trade receivables	(1,612)	663
Insurance receivables	298	(492)
Inventories	(34,144)	(63,558)
Other assets	(2,308)	807
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	38,188	44,983
Income taxes payable	(586)	(3,385)
Other noncurrent liabilities	4,122	(413)
Net cash provided by operating activities	57,509	35,675

Cash flows from investing activities:
Capital expenditures	(20,582)	(19,037)
Proceeds from asset dispositions	3,258	948
Insurance recoveries for replacement assets	176	-
Asset acquisition (primarily intangibles)	(13,053)	(13,064)
Net cash used in investing activities	(30,201)	(31,153)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,229)	(579)
Proceeds from revolving line of credit	192,661	-
Payments on revolving line of credit	(199,647)	-
Excess tax charges from stock-based compensation	(20)	(30)
Proceeds from exercise of stock options and employee stock purchase plan	1,004	937
Repurchase of shares	-	(9,176)
Cash dividends paid	(6,621)	(6,685)
Net cash used in financing activities	(13,852)	(15,533)

Increase (decrease) in cash and cash equivalents	13,456	(11,011)
Cash and cash equivalents:
Beginning of year	8,129	27,130
End of period	$21,585	$16,119

Supplemental disclosures of cash flow information:
Interest paid	$377	$402
Income taxes paid	$14,784	$12,644

See accompanying notes to consolidated financial statements.

FRED'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of November 2, 2013, 701 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States.  There are 354 full service pharmacy departments located within our discount general merchandise stores.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP.  The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2013 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week and thirty-nine week periods ended November 2, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $37.0 million and $33.8 million at November 2, 2013 and February 2, 2013, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $32.6 million at November 2, 2013 and $30.7 million at February 2, 2013.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP.  These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight.  The total amount of procurement and storage costs and inbound freight included in merchandise inventory at November 2, 2013 is $23.0 million, with the corresponding amount of $21.6 million at February 2, 2013.

NOTE 3:  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”.  Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718.  A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Stock option expense	$147	$256	$464	$424
Restricted stock expense	531	74	1,324	882
ESPP expense	52	46	156	136
Total stock-based compensation	$730	$376	$1,944	$1,442

Income tax benefit on stock-based compensation	$218	$94	$560	$398

The fair value of each option granted during the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock Options
Expected volatility	38.4%	39.7%	38.9%	39.7%
Risk-free interest rate	1.2%	0.5%	1.0%	0.5%
Expected option life (in years)	5.84	4.00	5.84	4.06
Expected dividend yield	1.41%	1.27%	1.30%	1.26%

Weighted average fair value at grant date	$4.81	$3.86	$4.64	$3.90

Employee Stock Purchase Plan
Expected volatility	29.5%	33.0%	29.4%	33.7%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected option life (in years)	0.75	0.75	0.50	0.50
Expected dividend yield	1.35%	1.18%	0.90%	0.78%

Weighted average fair value at grant date	$3.42	$3.76	$3.15	$3.50

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 46,172 shares issued during the thirty-nine weeks ended November 2, 2013.  There are 1,410,928 shares approved to be issued under the 2004 Plan and as of November 2, 2013, there were 873,305 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended November 2, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	83,859	$14.05
Forfeited / Cancelled	(111,519)	$13.31
Exercised	(54,780)	$12.09
Outstanding at November 2, 2013	1,063,215	$12.21	3.0	$4,199

Exercisable at November 2, 2013	475,037	$10.78	1.7	$2,555

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended November 2, 2013 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.  As of November 2, 2013, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.  The total fair value of options vested during the thirty-nine weeks ended November 2, 2013 was $308.1 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended November 2, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	108,943	$14.60
Forfeited / Cancelled	(91,996)	$13.28
Vested	(35,160)	$12.52
Non-vested Restricted Stock at November 2, 2013	602,796	$13.37

The aggregate pre-tax intrinsic value of restricted stock outstanding as of November 2, 2013 is $9.7 million with a weighted average remaining contractual life of 5.4 years.  The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.4 million, which is expected to be recognized over a weighted average period of approximately 6.5 years.  The total fair value of restricted stock awards that vested during the thirty-nine weeks ended November 2, 2013 was $440.0 thousand.

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

⋅      Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

⋅      Level 2, defined as inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
⋅      Level 3, defined as unobservable inputs for the asset or liability.

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheet at a reasonable estimate of their fair value as of November 2, 2013 and February 2, 2013.  No borrowings on the revolving line of credit existed at the balance sheet date.  The fair value of our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	November 2, 2013		February 2, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans on land & buildings	5,398	5,719	6,628	6,849

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	November 2, 2013	February 2, 2013
Property and equipment, at cost:

Buildings and building improvements	$114,395	$113,164
Leasehold improvements	77,770	74,552
Automobiles and vehicles	5,491	5,601
Airplane	4,697	4,697
Furniture, fixtures and equipment	265,412	263,079
	467,765	461,093
Less: Accumulated depreciation and amortization	(324,135)	(315,175)
	143,630	145,918
Construction in progress	3,622	3,872
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$155,856	$158,394

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

During the first nine months of fiscal 2013, we utilized $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at November 2, 2013.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at February 2, 2013	Additions	Utilization	Ending Balance November 2, 2013

Lease contract termination liability	$0.2	$-	$(0.1)	$0.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	November 2, 2013	October 27, 2012	February 2, 2013

Accumulated other comprehensive income	$794	$864	$864
Amortization of postretirement benefit	-	-	(70)
Ending balance	$794	$864	$794

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores.  The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $225.7 thousand for both of the thirty-nine weeks ended November 2, 2013 and October 27, 2012.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  Approximately 194 plaintiffs have opted into the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. The Company is and will continue to vigorously defend this matter; however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise. In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of November 2, 2013, 701 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States.  There are currently 354 full service pharmacies in our stores.

In our press release filed November 26, 2013, we reported third quarter net income increased 11% to $7.3 million from $6.6 million in the same quarter of 2012 and earnings per diluted share also increased 11% to $0.20 from $0.18 in the same quarter of 2012.  For the first nine months of 2013, net income was $22.0 million or $0.60 per diluted share as compared to $23.1 million or $0.63 per diluted share in the prior year.  As previously reported in our 2012 Form 10-K, the first nine months of 2012 was favorably impacted by $4.2 million of tax credits primarily related to a settlement with the State of Tennessee in the second quarter of 2012, as well as other tax related adjustments.  Excluding this favorable tax credit, net income for the first nine months of 2013 increased 18% to $22.0 million from $18.9 million in the prior year, and earnings per diluted share increased 18% to $0.60 from $0.51 in the prior year.

Sales for the third quarter of 2013 were $460.5 million as compared to $450.6 million in 2012, a 2% increase.  On a comparable store basis, sales for the third quarter increased 1.4% in 2013 compared to a 2.5% decrease in 2012.  Sales for the first nine months of 2013 were $1.444 billion as compared to $1.422 billion in 2012, a 2% increase.  On a comparable store basis, sales for the first nine months of the year increased 1.1% compared to a decrease of 0.8% in the prior year.  For the year to date periods, we experienced both transaction and ticket increases over the prior year.

Our favorable earnings in the third quarter and year-to-date period, when compared to the prior year excluding the 2012 favorable, one-time tax credit, were primarily driven by gross profit improvement and the lower effective income tax rate over the same period last year.  Gross profit for the third quarter of 2013 increased 1.5% to $140.2 million or 30.5% of sales from $138.1 million or 30.7% of sales in the third quarter of 2012.  The gross margin deleveraging was driven by increased general merchandise markdowns and shrinkage.  For the first nine months of 2013, gross profit increased 2.3% to $427.2 million or 29.6% of sales from $417.7 million or 29.4% of sales in the prior-year period.  The gross margin leveraging for the year-to-date period was driven by higher pharmacy rebates. Operating expenses increased $1.6 million in the third quarter of 2013 but leveraged 30 basis points as a percent of sales as compared to the same quarter of 2012.  For the first nine months of 2013, operating expenses increased $6.5 million and deleveraged 10 basis points as a percent of sales as compared to the same period last year.  Operating margin for the third quarter and year-to-date period improved 10 basis points to 2.3% from 2.2% in the same period of the prior year.

Our pharmacy department is a key differentiating factor from other small-box discount retailers.  Overall, the pharmacy department produced strong results in the quarter, with higher comparable prescription counts and increased gross margins despite continued sales pressure from the large brand-to-generic drug conversions that occurred throughout 2012 and 2013, as well as on-going challenges in third-party reimbursements.  Although the sales impact of the brand-to-generic drug conversion is negative, the gross margin on generic drugs is typically higher than brand drugs. Total pharmacy department sales increased 8.3% and overall scripts increased 4.4% over last year, helping drive pharmacy department sales over 40% of total sales for the first time in the Company’s history.  During the third quarter of 2013, we opened eight new pharmacy departments and closed four pharmacy departments, bringing the total pharmacy departments at quarter end to 354.

During the first quarter, we announced the launch of our three-year reconfiguration plan designed to regain the momentum we experienced in the prior three years in driving toward our 4% operating margin goal.  The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

Continuing to accelerate pharmacy department growth is a key component of our reconfiguration plan.  Under the reconfiguration plan, we are focused on increasing our pharmacy department penetration to 65% to 70% of our store base over the next three years from the 50% penetration rate at the end of 2012.  To achieve this goal, we are concentrating on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations.  As a result of these efforts, our pharmacy department penetration rate increased from 50% at the end of 2012 to 52% at the end of the third quarter of 2013.  This growth in pharmacy department locations will position us to expand our specialty pharmacy program, the fastest-growing segment of the pharmacy industry,  in 2013 and beyond.  During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications.  Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases.  We are pleased with the initial progress surrounding the execution of our specialty pharmacy initiative, including the on-going relationship with Diplomat Specialty Pharmacy and the launch of our internal specialty pharmacy facility, EIRIS Health Services, which opened late in the third quarter of 2013.

The reconfiguration plan in our general merchandise department is centered on expanding space in discretionary product lines.  The three main areas of focus of our reconfiguration plan are (1) the expansion of our Hometown Auto and Hardware program, (2) expansion of seasonal space and (3) expansion of health and beauty aids in stores with pharmacy departments.  In the third quarter of 2012, we began testing our reconfiguration plan by reallocating space in 78 stores to deploy our expanded Hometown Auto and Hardware program.  Through the first nine months of 2013, an additional 245 stores have been reset with the expanded Hometown Auto and Hardware program bringing the total stores expanded to 323, or 46% of the chain.   Our expanded auto and hardware departments continued to perform well in the third quarter by delivering comparable store sales increases of 18% to 40%, respectively, and outperforming on total comparable store sales above the remainder of the chain.    An additional 150 to 175 stores have been identified to be reconfigured during the first quarter of 2014.  In stores with pharmacies, our general merchandise product offerings will be tailored to appeal to the pharmacy customer and will include the expansion of health and beauty aids, cosmetics, eye care, vitamins, pain relief and durable medical equipment.  Over the next three years, we will reconfigure 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per-square foot basis to more productive categories.  Towards these efforts, we expanded the health and beauty aids and seasonal areas in 75 stores during the third quarter. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while expanding our pharmacy department and healthcare services offerings.

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

In addition to the launch of our three-year reconfiguration plan and our ongoing Core 5 program, other key initiatives in 2013 include our Discount Tobacco Shop, introduced in 2012, which continues to provide increased sales and customer traffic, and we expect the positive performance to continue throughout the year.  In the first half of the year, we continued our efforts to broaden our food and beverage assortment by adding new and expanded coolers in our top 100 stores in order to add additional branded frozen and refrigerated products.  We also plan to expand brands across a number of categories including softlines, toys, automotive and hardware and lawn and garden. Through the first nine months of the year, we introduced recognizable brands such as Dickies, Wrangler, Lee Rider, Fruit of the Loom, Huggies, Dixie, Brawny, Igloo and Barbie to our product offerings.  In the second and third quarters of 2013, we provided additional advertising focusing around our discretionary product lines and will continue to do so throughout the fourth quarter.  We will continue to focus on improving store productivity through the reconfiguration plan and on initiatives aimed at driving operating margin improvement.

Our fred’s® brand initiative continues to be a key strategy for the Company in terms of building customer loyalty and increasing gross margin.  As of November 26, 2013, our fred’s® brand penetration rate was 18.9% of consumable product sales, which deleveraged 80 basis points over last year as total consumable sales outpaced the growth of our fred’s®  brand.  The own brand deleveraging can be attributed to the addition and reintroduction of national brands to our product offering, such as Excedrin and Tylenol, and the mandated phase-out of incandescent light bulbs, a popular fred’s® brand category.  Our commitment to quality in our fred’s® brand products resonates with our customers, and they continue to make the switch to our fred’s® brand.  We are continuing to add new products to our own brand line on an ongoing basis and have high levels of penetration in our fred’s® branded paper, pet, health aids and automotive categories.

The launch of the Fred’s loyalty card in April 2012, called smartcard ™, rewards customers for qualifying purchases, primarily purchases of fred’s® brand products and higher margin categories such as home products, auto and hardware.  Since the launch of the smartcard ™, we’ve distributed approximately 2.1 million cards to customers with approximately 21% of those customers with enrolled accounts.  The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

As previously published in our third quarter press release filed November 26, 2013, the Company expects total sales in the fourth quarter to increase in the range of 1% to 3%.  Comparable store sales are expected to be approximately flat to up to 2%.  Fred’s plans to open a total of 10 to 14 new stores and 25 to 30 new pharmacy departments in 2013 and close approximately 25 stores and 10 pharmacy departments.  In 2013, the Company is planning capital expenditures, excluding the acquisition of prescription lists, of approximately $27.2 million.  Based on this outlook, the Company now expects this fiscal year's total earnings per diluted share to be in the range of $0.78 to $0.83, which represents an increase of 13% to 20% over last year, excluding the 2012 favorable tax credit.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2013 and October 27, 2012

Sales
Net sales for the third quarter of 2013 increased to $460.5 million from $450.6 million in 2012, a year-over-year increase of $9.9 million or 2.2%.  On a comparable store basis, sales increased 1.4% compared with a 2.5% decrease in the same period last year.

General merchandise (non-pharmacy) sales decreased 1.5% to $265.8 million from $269.8 million in 2012.  We experienced sales decreases in categories such as cleaning supplies, beauty aids, food and stationary which were partially offset by sales increases in tobacco, hardware, and lawn and garden.

The Company’s pharmacy department sales were 40.5% of total sales ($186.5 million) in 2013 compared to 38.2% of total sales ($172.3 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 8.3% over 2012 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

There were 21 franchised locations as of November 2, 2013 and October 27, 2012.  Sales to our franchised locations during 2013 were $8.2 million (1.8% of sales) compared to $8.5 million (1.9% of sales) in 2012.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
Pharmaceuticals	40.1%	37.9%
Household Goods	19.4%	19.9%
Food and Tobacco	17.8%	17.3%
Paper and Cleaning Supplies	8.8%	9.4%
Health and Beauty Aids	7.0%	7.7%
Apparel and Linens	5.2%	5.9%
Franchise	1.7%	1.9%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 1.0% over last year while the average customer ticket increased 2.4% to $20.76.

Gross Profit
Gross profit for the third quarter increased to $140.2 million in 2013 from $138.1 million in 2012, an increase of $2.1 million or 1.5%.  The increase in gross profit resulted from higher pharmacy department sales and rebates.  Gross margin, measured as a percentage of sales, was 30.5% in 2013, a decrease of 20 basis points as compared to 30.7% in the same quarter last year.  In the quarter, gross margin deleveraging was driven by higher general merchandise markdowns combined with an increase in general merchandise shrinkage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization, increased to $129.6 million in 2013 from $128.0 million in 2012, but leveraged 30 basis points in 2013 (28.2% of sales) compared to 2012 (28.5% of sales).  The 30 basis points leveraging in the third quarter was comprised of operating expense leveraging of approximately 50 basis points primarily due to favorable labor expense (40 basis points), insurance expense (13 basis points) and a gain on the sale of prescription files (7 basis points).  This favorability was partially offset by expenses associated with occupancy costs (20 basis points) and depreciation and amortization expenses (12 basis points) resulting from new store and pharmacy growth.

Operating Income
Operating income increased to $10.6 million in 2013 (2.3% of sales) from $10.1 million in 2012 (2.2% of sales).  The $0.5 million increase in operating income is attributable to the $2.1 million increase in gross profit, which was driven by increased pharmacy department sales and rebates, and was partially offset by the $1.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net
Net interest expense for the third quarter totaled $0.1 million or less than 0.1% of sales, unchanged from the third quarter of 2012.

Income Taxes
Income tax expense decreased $0.2 million to $3.2 million in 2013 from $3.4 million in 2012.  The effective income tax rate was 30.6% in 2013 compared to 34.3% in 2012. The decrease in the effective income tax rate is due to the reinstatement of the federal Work Opportunity Tax Credits (WOTC), which have Congressional approval this year but were not approved last year until late in the fourth quarter.

Net Income
Net income for the third quarter totaled $7.3 million ($0.20 per diluted share) in 2013 as compared to $6.6 million ($0.18 per diluted share) in 2012, an increase of $0.7 million.  The increase in net income was due to the $2.1 million increase in gross profit as detailed in the Gross Profit section above and the $0.2 million tax expense decrease, which was primarily the result of the lower effective tax rate as described in the Income Taxes section.  The increase in gross profit more than offset the $1.6 million increase in selling, general and administrative expenses resulting from new store and pharmacy growth.

Thirty-nine Weeks Ended November 2, 2013 and October 27, 2012

Sales
Net sales for the first nine months of 2013 increased to $1.444 billion from $1.422 billion in 2012, a year-over-year increase of $22.3 million or 1.6%.  On a comparable store basis, sales increased 1.1% compared with a 0.8% decrease in the same period last year.

Total general merchandise (non-pharmacy) sales increased 0.1% to $877.0 million in 2013 from $876.1 million in 2012.  The increase resulted primarily from categories such as tobacco, hardware, beverage, and cosmetics, which were partially offset by sales decreases in beauty aids, cleaning supplies and home furnishings.

The Company’s pharmacy department sales were 37.6% of total sales ($542.6 million) in 2013 compared to 36.6% of total sales ($519.9 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 4.4% over 2012 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations, in line with our reconfiguration plan.

During 2013, there were no changes to franchised locations, with 21 franchised locations as of November 2, 2013, the same as October 27, 2012.  Sales to our franchised locations during 2013 decreased to $24.7 million (1.7% of sales) from $25.9 million (1.8% of sales) in 2012.  The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Pharmaceuticals	37.4%	36.4%
Household Goods	21.6%	22.3%
Food and Tobacco	17.7%	16.7%
Paper and Cleaning Supplies	8.7%	9.0%
Health and Beauty Aids	7.1%	7.5%
Apparel and Linens	5.8%	6.3%
Franchise	1.7%	1.8%
	100.0%	100.0%

For the first nine months, comparable store customer traffic increased 0.1% over last year and the average customer ticket increased 1.0% to $20.79.

Gross Profit
Gross profit for the first nine months of 2013 increased to $427.2 million from $417.7 million in 2012, a year-over-year increase of $9.5 million or 2.3%.  Gross margin, measured as a percentage of sales was 29.6% in 2013 as compared to 29.4% last year.  In the first nine months of 2013, the gross margin improvement was driven by increases in pharmacy department rebates.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including depreciation and amortization were $393.6 million in the first nine months of 2013 (27.3% of sales) as compared to $387.1 million in 2012 (27.2% of sales).  The 10 basis points deleveraging in the first nine months of 2013 was comprised of approximately 20 basis points deleveraging primarily driven by increased depreciation and amortization expenses (16 basis points) and occupancy costs (6 basis points) associated with new store and pharmacy growth, partially offset by lower insurance expense (13 basis points).

Operating Income
Operating income increased to $33.6 million in 2013 (2.3% of sales) from $30.6 million in 2012 (2.2% of sales).  The year-over-year increase of $3.0 million is attributable to the $9.5 million increase in gross profit that was primarily driven by the increase in pharmacy department rebates, and was partially offset by the $6.5 million of increased selling, general and administrative expenses as described in the Selling, General and Administrative section above.

Interest Expense, Net
Net interest expense for 2013 totaled $0.4 million or less than 0.1% of sales, unchanged from 2012.

Income Taxes
Income tax expense increased $4.1 million to $11.2 million in 2013 from $7.1 million in 2012.  The effective income tax rate was 33.7% in 2013 compared to 23.6% in 2012.  During the second quarter of 2012, income tax expense was favorably impacted by $4.2 million, or $0.12 per diluted share, related to a state income tax settlement with the State of Tennessee and other tax related assumptions and estimates.  Excluding the impact of these favorable tax credits, the effective income tax rate for the year-to-date period would have been 37.5% in 2012. The lower effective tax rate in 2013 reflects the impact of the WOTC, which have Congressional approval this year but were not approved last year until late in the fourth quarter.

Net Income
Net income decreased to $22.0 million ($.60 per diluted share) in 2013 from $23.1 million ($.63 per diluted share) in 2012, a decrease of $1.1 million.  The decrease in net income was due to the $6.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above and the $4.1 million tax expense, which was primarily driven by the 2012 favorable tax credit as described in the Income Taxes section.  These increased expenses were partially offset by the $9.5 million increase in gross profit that was primarily driven by higher pharmacy department vendor rebates. Excluding the impact of the favorable tax credit in 2012, net income for the third quarter increased 16.9% from $18.9 million in the third quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Cash provided by operating activities totaled $57.5 million during the thirty-nine week period ended November 2, 2013 compared to $35.7 million in the same period of the prior year.  We generated operating cash flow primarily through $22.0 million in year-to-date net income, an increase in operating liabilities of $41.7 million and a $31.5 million increase in depreciation and amortization, primarily resulting from our investment in new store and pharmacy growth.  Also contributing to operating cash flow was an increase to stock based compensation of $1.9 million and an increase to the LIFO reserve of $1.9 million.  Operating cash flows were partially offset by an inventory increase of $34.1 million, an increase to all other operating assets of  $3.6 million, a deferred income tax benefit of $2.9 million, and a gain on asset disposition of $1.4 million.

Cash used in investing activities totaled $30.2 million during the thirty-nine week period ended November 2, 2013, and consisted primarily of capital expenditures of $20.6 million related to existing store and pharmacy expenditures ($13.8 million), technology and other corporate expenditures ($4.6 million) and new store and pharmacy expenditures ($2.2 million). In addition, the Company planned expenditures of approximately $18.8 million in 2013 for the acquisition of prescription lists and other pharmacy related items of which $13.1 million has been spent to date. During the first nine months of 2013, we opened 17 new store locations, consisting of 7 new stores and 10 new Xpress pharmacies. Fred's also closed 21 stores and 7 Xpress locations during this period.  In 2013, the Company is planning capital expenditures, excluding the acquisition of prescription lists, of approximately $27.2 million. Expenditures are planned totaling $18.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $5.2 million for technology upgrades and approximately $4.0 million for distribution center equipment and other capital maintenance. Technology upgrades in 2013 will be made in the areas of IT software and hardware and store and pharmacy server upgrades. To date, the Company has spent $2.2 million towards these improvements.

Cash used by financing activities totaled $13.9 million during the thirty-nine week period ended November 2, 2013.   During the first nine months of 2013, we borrowed $192.7 million under the revolving line of credit and made payments of $199.6 million on the revolving line of credit.   We also paid cash dividends of $6.6 million.  There were $5.4 million in borrowings outstanding at November 2, 2013 related to real estate mortgages compared to $6.6 million at February 2, 2013.  The decrease is attributable to $1.2 million of payments on mortgage debt.  There were no borrowings under the revolving line of credit at November 2, 2013.

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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements.  All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements.  Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency.
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies.
•	Continued availability of capital and financing.
•	Competitive factors.
•	Changes in the merchandise supply chain.
•	Changes in reimbursement practices for pharmaceuticals.
•	Governmental regulation.
•	Increases in fuel and utility rates.
•	Potential adverse results in the litigation described under Legal Proceedings on page 20.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of November 2, 2013.  We are exposed to financial market risks, including changes in interest rates.  We had no borrowings under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate.  An increase in interest rates of 100 basis points would not significantly affect our income.  All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

                (b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended November 2, 2013 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs. The plaintiff filed a motion seeking collective action. On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  Approximately 194 plaintiffs have opted into the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment. The Company is and will continue to vigorously defend this matter, however; it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise. In accordance with FASB ASC 450, “Contingencies”, the Company does not believe that a loss in this matter is probable at this time. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares.  These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following table sets forth the amounts of our common stock purchased by the Company through November 2, 2013 (amounts in thousands, except price data). The repurchased shares have been cancelled and returned to authorized but unissued shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at February 2, 2013					3,040.8
February 3, - March 2, 2013	-	$-	-		3,040.8
March 4, - April 6, 2013	-	$-	-		3,040.8
April 7, - May 4, 2013	-	$-	-		3,040.8
May 5, - June 1, 2013	-	$-	-		3,040.8
June 2, - July 6, 2013	-	$-	-		3,040.8
July 7, - August 3, 2013	-	$-	-		3,040.8
August 4, - August 31, 2013	-	$-	-		3,040.8
September 1, - October 5, 2013	-	$-	-		3,040.8
October 6, - November 2, 2013	-	$-	-		3,040.8

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: December 12, 2013	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: December 12, 2013	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President and
Chief Financial Officer

