Form 10-K
period 2014-02-01
FREDS INC
filed 2014-04-17
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014

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

Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 3, 2013 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $635 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 11, 2014, there were 36,798,897 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 11, 2014, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2014 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

FRED’S, INC.

FORM 10-K

TABLE OF CONTENTS

Page No.
PART I

ITEM 1. — Business	4
ITEM 1A. — Risk Factors	10
ITEM 1B. — Unresolved Staff Comments	14
ITEM 2. — Properties	15
ITEM 3. — Legal Proceedings	15
ITEM 4. — Mine Safety Disclosures	16

PART II

ITEM 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6. — Selected Financial Data	18
ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 8. — Financial Statements and Supplementary Data	32
ITEM 9. — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	55
ITEM 9A. — Controls and Procedures	55
ITEM 9B. — Other Information	57

PART III

ITEM 10. — Directors, Executive Officers and Corporate Governance	57
ITEM 11. — Executive Compensation	58
ITEM 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
ITEM 13. — Certain Relationships and Related Transactions, and Director Independence	58
ITEM 14. — Principal Accountant Fees and Services	58

PART IV

ITEM 15. — Exhibits, Financial Statement Schedules	59
SIGNATURES	64
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

The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and variations of such words and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors which may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
o	Changes in consumer spending and our ability to anticipate buying patterns and anticipate and implement appropriate inventory strategies;
o	Continued availability of capital and financing;
o	Competitive factors, and the ability to recruit and retain employees;
o	Changes in the merchandise supply chain;
o	Changes in pharmaceutical inventory costs;
o	Changes in third party reimbursement factors for pharmaceuticals;
o	Governmental regulation;
o	Increases in insurance costs;
o	Increases in fuel and utility rates;
o	Cyber security risks;
o	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part I, ITEM 1A “Risk Factors” herein.

Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) was founded in 1947, and operates 683 company-owned stores, including 53 express stores as of February 1, 2014 in fifteen states primarily in the southeastern United States. In addition to the company-owned stores, there were 21 franchised stores operating under the Fred's name. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 84% of Fred's stores are in markets with populations of 15,000 or fewer people). There were 355 full service pharmacies, which are included in the company-owned and express stores. In addition to the full service pharmacies, we opened a specialty pharmacy facility, EIRIS Health Services, late in the third quarter of 2013. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consumer friendly sizes, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's full-service stores have average selling space of 14,848 square feet and had average sales of $2,839,000 in fiscal 2013. No single store accounted for more than 1.0% of net sales during fiscal 2013.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011, as used herein, refer to the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal year 2012 had 53 weeks, and the fiscal years 2013 and 2011 each had 52 weeks.

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

Wide variety of frequently purchased, basic merchandise — Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacies in 355 of its company-owned stores.

Discount prices — The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while controlling the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail and newspaper advertising.

Convenient shopper-friendly environment — Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 54% of our company-owned stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's full-service stores average 14,848 square feet, and have a customer-centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of our stores, we provide a full selection of merchandise to our customer.

Growth Strategy

By the end of 2014, the Company plans our company-owned locations to be approximately equal to the company-owned locations at the end of 2013. Openings are planned in the range of 15-20 stores and closures will be approximately 20. Under the reconfiguration plan, we will focus on increasing our pharmacy department penetration to 65% to 70% of our store base from the current 52%. In line with our reconfiguration plan, we plan considerable growth in our pharmacy departments opening in the range of 30-40 pharmacy departments and closing approximately 3. This will bring our pharmacy penetration rate to approximately 56% by the end of fiscal 2014. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further explanation of our three-year reconfiguration plan.

The Company expects that store openings will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area. As part of the Company’s continuing operations and based upon an analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores.

Fred's opened 25 full-service stores and Xpress locations, closed 30 and converted three locations to full-service stores during 2013. We opened the majority of new stores in Louisiana, Mississippi and Georgia. The Company’s new store prototype normally has 16,000 square feet of space and the typical size of an Xpress location ranges from 1,000 to 5,000 square feet. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second generation locations that may alter the size and layout of our typical build-to-suit store. Opening a new full-service store currently costs between $550,000 and $700,000 for inventory, furniture, fixtures, equipment and leasehold improvements, while the average new Xpress locations costs between $200,000 and $400,000.

In 2013, the Company added 24 new pharmacies, closed 12 pharmacies and converted three Xpress locations into full-service stores. Approximately 52% of Fred's stores as of February 1, 2014 contain a pharmacy and sell prescription drugs. The Company’s key strategy for obtaining customers for new pharmacies is through the acquisition of prescription files from independent pharmacies. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist becomes an employee of Fred's, thereby providing continuity in the pharmacist-patient relationship.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2013	2012	2011	2010	2009
Full-service stores open at the beginning of the year	644	638	620	615	617
Full-service stores opened/acquired	11	20	26	12	7
Full-service stores closed	(25)	(14)	(8)	(7)	(9)
Full-service stores open at the end of the year	630	644	638	620	615

Xpress stores open at the beginning of the year	47	41	33	30	22
Xpress stores opened/acquired	14	15	17	13	9
Xpress stores closed	(5)	-	(2)	-	-
Xpress stores converted to full-service stores	(3)	(9)	(7)	(10)	(1)
Xpress stores open at the end of the year	53	47	41	33	30

Total Company-owned stores	683	691	679	653	645

Franchise stores at end of period	21	21	21	24	24

Total Fred's retail stores	704	712	700	677	669

Number of stores with pharmacies at the end of the year (1)	355	346	325	313	307

Specialty pharmacy facilities (2)	1	-	-	-	-

Total selling square feet of full-service stores (in thousands)	9,355	9,624	9,590	9,350	9,360

Average selling square feet per full-service store	14,848	14,944	15,031	15,081	15,220

(1)	Pharmacies are included in the count of full-service and Xpress stores.
(2)	Our specialty pharmacy facility, EIRIS Health Services, opened late in the 3rd quarter of 2013 .

Fred's “Xpress” Designation: The term “Xpress” is given to a location that is intended to transition to a typical Fred's store. These locations range in size from 1,000 to 5,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell primarily pharmaceuticals, other health and beauty related items, and limited general merchandise offerings, mainly consumables. Xpress locations usually originate from an acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. The Xpress designation is not a business strategy; it is simply a way of describing a small number of atypical stores in our chain that are awaiting conversion to a typical larger Fred's store layout. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.

Within the population of Xpress locations, acquisitions are routinely being added and stores are being converted as suitable locations are found. Due to the small number of stores in transition relative to our total store population, Xpress stores represent a small portion of our sales and gross profit. Xpress sales, as a percentage of total sales, for 2013, 2012 and 2011 were 4.8%, 4.8% and 4.2%, respectively and gross profit, as a percentage of total gross profit, for the same time period was 4.6%, 4.5% and 3.6%, respectively.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 67 year history, enables the Company to compete very effectively within its region.

Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in our high-traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. We ensure that we have our highest demand consumable items (700 – 800 items) on our shelves and available to our customers.

Purchasing

The Company’s primary buying activities (other than prescription drug buying) are directed from the corporate office by the Executive Vice President and Chief Merchandising Officer through four Divisional Senior Vice Presidents of Merchandising. At the end of 2013, the Executive Vice President and Chief Merchandising Officer position was vacant. In the interim, Bruce Efird, CEO, expanded his role to include responsibility for managing the Merchandising and Marketing teams. The Merchandising department is supported by a staff of 33 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon both individual and total company performance metrics, all of which are designed to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Merchandising division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each Merchandising department develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2013, approximately 5.3% of the Company’s total purchases were from Procter and Gamble, our largest general merchandise vendor. Procter and Gamble purchases were 5.8% in 2012 and 5.7% in 2011. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

The Company’s prescription drugs are ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”) to the pharmacies five days a week. Bergen provides substantially all of the Company’s prescription drugs. During 2013, 2012 and 2011 approximately 42%, 40% and 40%, respectively, of the Company’s total purchases were made from Bergen. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Bergen as its primary wholesaler, which continues through 2015. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2013, 2012 and 2011.

Sales Mix

The Company’s sales, which occur through company-owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Pharmaceuticals	37.7%	36.3%	34.9%
Household Goods	21.8%	22.6%	23.3%
Food and Tobacco Products	17.6%	16.7%	16.8%
Paper and Cleaning Supplies	8.4%	8.8%	8.7%
Health and Beauty Aids	7.0%	7.5%	7.4%
Apparel and Linens	5.8%	6.3%	6.9%
Sales to Franchised Fred's Stores	1.7%	1.8%	2.0%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the full product line offerings such as expanded hardware and auto, food and apparel. In 2013, the average customer transaction size for comparable stores was approximately $21.03, and the number of customer transactions totaled approximately 88 million. The average transaction size was approximately $20.43 in 2012 and $19.96 in 2011, and the customer transactions totaled approximately 90 million in 2012 and 2011.

Our Fred's Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 9.3% of total general merchandise sales in 2013 compared to 9.4% in 2012 and 9.0% in 2011. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our 2013 strategic plan, we expanded our private label program to include additional consumable and pharmaceutical products and plan to continue that expansion in 2014.

The Company sells merchandise to its 21 franchised “Fred's” stores. These sales during the last three years totaled approximately $32.6 million in 2013, $34.5 million in 2012 and $36.1 million in 2011. Franchise and other fees earned totaled approximately $1.6 million in 2013, $1.7 million in 2012 and $1.8 million in 2011. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.0% of net sales in 2013, compared to 1.1% in 2012 and 1.0% in 2011. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with digital advertising, and to develop and implement the Company’s branding strategy. The launch of the Fred’s loyalty card, called smartcard ™, during the second quarter of 2012, rewards customers for qualifying purchases, primarily purchases of the Company’s private label products. Since the launch of the smartcard ™, we’ve had approximately 2.6 million activated cards with approximately 22% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers.

The Company’s merchants have the discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also encourages its store managers to create impactful in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m. Pharmacy departments typically close at 7:00 pm Monday through Saturday and are closed all day on Sunday. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store. The Company’s 39 district managers, five Regional Vice Presidents and Executive Vice President of Store Operations supervise the management and operation of Fred's stores.

Fred's operates 355 pharmacies (as of February 1, 2014), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 13 healthcare managers. The addition of pharmacy departments in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the Pharmacy department, in addition to the 38 other merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation and a key differentiating factor from our discount store competitors.

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

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 400 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 304 stores (see Item 2: “Properties”). Approximately 80% of the general merchandise received by Fred's stores in 2013 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

Seasonality

Our business is somewhat seasonal in that the Company’s sales volume is heavier around the first of each calendar month in addition to the peak Christmas selling season. The percentage of fourth quarter sales to the total year declined in 2013 from the prior year due to the 53rd week in 2012 and the increased promotional competitive pressures experienced in the fourth quarter. Many of the customers who shop at Fred's stores rely on government aid, social security, and other means that are typically paid at the first of each month. These governmental payment cycles, coupled with the concurrent distribution of our newspaper-advertising circular, are major factors in concentrating sales earlier in the calendar month.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
February 1, 2014
Net Sales	25.9%	24.9%	23.7%	25.5%
Gross Profit	26.9%	24.3%	25.0%	23.8%
Operating Inome	45.4%	13.3%	27.1%	14.2%
Net Income	43.9%	12.8%	28.1%	15.2%

February 2, 2013
Net Sales	25.6%	24.1%	23.0%	27.3%
Gross Profit	26.1%	23.3%	24.4%	26.2%
Operating Inome	43.8%	8.6%	25.9%	21.7%
Net Income	35.3%	20.5%	22.1%	22.1%

January 28, 2012
Net Sales	25.8%	24.1%	23.6%	26.5%
Gross Profit	25.6%	23.6%	25.2%	25.6%
Operating Inome	29.5%	16.2%	26.5%	27.8%
Net Income	28.5%	15.2%	27.0%	29.3%

Employees

At February 1, 2014, the Company had approximately 5,336 full-time and 3,786 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three (3) year collective bargaining agreement. The current bargaining agreement went into effect on July 1, 2011. The Company believes that it continues to have good relations with all of its employees.

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

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal levels. The Patient Protection and Affordable Care Act of 2010 ("PPACA") may affect our pharmacy business, but due to the breadth and complexity of the PPACA, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, along with the initial enrollment issues experienced by those attempting to evaluate the new program, we are not yet able to judge what that impact might be. The Company is unable to predict accurately whether or when additional legislation may be enacted or regulations may be adopted relating to the Company’s pharmacy operations or what the effect of such legislation or regulations may be.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2013, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Available Information

Our website address is http://www.fredsinc.com. We make available through this website, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC. Also included free of charge on our website is the Company’s Code of Business Conduct and Ethics, Vendor Code of Conduct and our Board committee charters.

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

Our business is somewhat seasonal.

We typically realize a significant portion of our net sales during the Christmas selling season in the fourth quarter in addition to the heavier sales volume we experience around the first of each calendar month.  Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below seasonal norms.  If for any reason our fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

We operate in a competitive industry.

We are in a highly competitive sector of the discount retail industry.  This competitive environment subjects us to the risk of reduced profitability because of lower prices, and lower margins, required to maintain our competitive position.  We compete with discount stores and with many other retailers all of which may operate a pharmacy not typically seen in our chain drug store competition, including department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores, some of whom may have greater resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced merchandise to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

Changes to current dividend payments could adversely affect the market price of our stock.

Our ability to pay dividends is dependent upon the success of our operations and the management of our cash flows. We cannot provide assurance that the Company will continue to pay dividends at our current levels. If we fail to maintain dividends at the current levels, the market price of our common stock could be adversely affected.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended February 1, 2014 and February 2, 2013, pharmaceutical sales were 37.7% and 36.3% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of the current macroeconomic environment and recent healthcare legislation known as the Patient Protection and Affordable Care Act of 2010 which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

Delays in openings and costs of operating new stores and distribution facilities could have an adverse impact on our business.

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

We have a long-term supply contract from a single supplier, AmerisourceBergen, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, changes in terms, supplier increases in pharmaceutical costs or an industry-wide change in wholesale business practices, including those of our supplier or the manufacturers with whom our supplier transacts business, could have a material adverse effect on our operations.

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

Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team.  The retail industry has a high turnover rate; therefore, there is a continuous need to recruit and train new store managers and employees. Our failure to retain or successfully replace key personnel at the corporate level may have an adverse effect on our business. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, the Company's reputation, employee morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees.

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

The costs of many types of insurance and self-insurance, especially workers’ compensation, employee health care and others, have been increasing in recent years due to rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. Our pharmacy departments are also exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. We also sell a variety of products that we purchase from a large number of suppliers, including some who operate in foreign countries, which could become subject to contamination, product tampering, mislabeling or other damage. While we maintain reasonable quality assurance practices, no program can provide complete assurance that a product liability issue will not arise. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse effect on our business. If our insurance-related costs increase significantly, or we are unable to renew our insurance policies or protect against all the business risks facing us, our financial position and results of operations could be adversely affected.

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

The lingering economic downturn could have an adverse impact on our business and profitability. Many consumers have suffered financial hardship as a result of job losses, foreclosures, or their inability to obtain short-term financing, all of which could negatively affect their ability to shop in our stores and buy our products. Additionally, decreased consumer demand resulting from a pronounced negative consumer sentiment and an increasing personal savings rate could also negatively affect our sales and profits. Also, our ability to obtain financing, should the need arise outside of our current contractual credit facility, could be at risk due to tightened lending practices resulting from the continuing economic challenges in the United States.

Cyber-attacks could affect our business.

If our information technology ("IT") systems are breached due to a cyber-attack, we could experience a material disruption to our IT systems as well as data loss that could have an adverse effect on our business. We could experience operational delays due to the disruption of our IT systems. Future results could be negatively impacted by data theft, destruction or loss, or unplanned release of confidential information. In addition to the operational and data losses we could experience from a cyber-attack, the Company's reputation with our customers, vendors or other third-party affiliates could be damaged.

Our ability to obtain additional financing on favorable terms, if needed, could be adversely affected by volatility in the capital markets.

We obtain and manage liquidity from cash flows we generate from our operating activities as well as our access to capital markets, including our credit facilities. Changes in the macroeconomic environment could adversely affect our ability to obtain additional financing, if needed. Contraction in the credit markets, volatility and low liquidity in the capital markets could result in reduced availability of credit and a higher cost of borrowing, making it more difficult to obtain additional financing on terms favorable to the Company.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of February 1, 2014, the geographical distribution of the Company’s 683 company-owned stores in 15 states was as follows:

State	Number of Stores
Mississippi	131
Georgia	117
Alabama	94
Tennessee	94
Arkansas	71
Louisiana	63
South Carolina	43
North Carolina	16
Texas	16
Kentucky	15
Florida	9
Missouri	6
Illinois	6
Indiana	1
Oklahoma	1
683

The Company owns the real estate and the buildings for 91 locations, of which six are closed and seven are subleased. Of the 78 company-owned stores for which the Company owns the real estate and buildings, six stores are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 605 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 605 locations we lease from third parties, 312 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy the Company’s new store openings in the near term. It is management’s intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company will thus have maximum relocation flexibility in the future, since continued availability of existing buildings is anticipated in the Company’s market areas.

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains approximately 850,000 square feet of distribution center space, and 250,000 square feet of office and retail space. Presently, the Company utilizes 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's full-service store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a total of approximately 1,000 to 1,100 stores.

ITEM 3: Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. Approximately 194 plaintiffs have opted into the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter; however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 450, “Contingencies”, the Company does not believe at this time that a loss in this matter is probable.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2013 and fiscal 2012.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2013
High	$14.68	$17.71	$17.55	$19.69
Low	$12.81	$14.36	$14.90	$15.87
Dividends	$0.06	$0.06	$0.06	$0.06

Fiscal 2012
High	$15.27	$15.98	$15.98	$14.21
Low	$13.12	$13.30	$13.21	$12.30
Dividends	$0.06	$0.06	$0.06	$0.25

The Company’s stock price at the close of the market on April 11, 2014 was $17.48. As of April 11, 2014, there were approximately 17,000 shareholders, including beneficial owners holding shares in nominee or street name. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. On February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20% increase. On November 19, 2012 the Board of Directors declared a special, one-time dividend of $0.19 per share in addition to the Company's regular quarterly cash dividend of $0.06 per share. The combined $0.25 dividend was payable on December 17, 2012, to shareholders of record as of December 3, 2012. Because a special dividend was granted in the fourth quarter of fiscal year 2012, no additional increase was declared during fiscal year 2013.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 1, 2014, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Stock option plans approved by security holders	1,142,429	$12.63	1,273,395
Employee stock purchase plan	3,446	$15.28	858,565
Equity Compensation plans not approved by security holders	-	-	-
Total	1,145,875	$12.64	2,131,960

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of February 2, 2013, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2013, leaving 3.0 million shares available for repurchase at February 1, 2014.

The remainder of the information required by this item is incorporated herein by reference to our 2014 annual report to shareholders.

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Consolidated Financial Statements and Notes (Item 8), and the Cautionary Statement Regarding Forward-Looking Information and Risk Factors disclosures (Item 1A).

(dollars in thousands, except per share amounts and store data)

	2013 [1]	2012 [2]	2011	2010	2009
Statement of Income Data:

Net sales	$1,939,246	$1,955,275	$1,879,059	$1,841,755	$1,788,136
Operating income	39,198	39,078	51,155	46,718	38,494
Income before income taxes	38,711	38,529	50,758	46,528	38,201
Provision for income taxes	12,696	8,900	17,330	16,941	14,586
Net income	26,015	29,629	33,428	29,587	23,615

Net income per share:
Basic	$0.71	$0.81	$0.88	$0.76	$0.59
Diluted	0.71	0.81	0.87	0.75	0.59
Cash dividends declared per common share [3]	0.24	0.43	0.20	0.16	0.11

Selected Operating Data (unaudited):

Operating income as a percentage of net sales	2.0%	2.0%	2.7%	2.5%	2.2%
Increase (decrease) in comparable store sales [4]	0.7%	(1.4)%	0.5%	2.2%	0.4%
Company owned stores open at end of period	683	691	679	653	645

Balance Sheet Data (at period end):

Total assets	$666,168	$647,153	$631,982	$595,528	$571,441
Short-term debt (including capital leases)	1,640	1,263	658	201	718
Long-term debt (including capital leases)	3,578	12,241	6,640	3,969	4,179
Shareholders' equity	451,548	431,272	423,612	423,888	400,939

1 Comparable sales are shown on an adjusted basis with 2012. In order to make 2013 comparable with 2012, we eliminated the first week of fiscal 2012.

2 Comparable sales are shown on an adjusted basis with 2011. To make 2012 comparable with 2011, we eliminated the 53rd week of fiscal 2012.

3 In addition to the 2012 regular quarterly dividend of $0.06, the Board of Directors declared a special, one-time dividend of $0.19 per share payable to shareholders of record as of December 3, 2012.

4 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (see additional information regarding calculation of comparable store sales in Item 7: "Results of Operations" section).

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2013, 2012 and 2011, which represent fiscal years ended February 1, 2014, February 2, 2013 (which was a 53-week accounting period) and January 28, 2012. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Overview

Fred's, Inc. and its subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of February 1, 2014, 704 retail stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. We currently offer 355 full service pharmacies located within our stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 84% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

Fred’s is a unique combination of pharmacy, dollar store and mass merchant. We offer a broader assortment than traditional dollar stores and pharmacies with greater convenience than big box retailers. We offer different product categories to drive shopping frequency (including consumables such as tobacco, food and beverage, prescription pharmaceuticals, paper and cleaning supplies, pet supplies, health and beauty aids) and to drive higher profitability (including discretionary products such as home décor, seasonal merchandise, auto and hardware and lawn and garden). Our general merchandise selection includes a diverse array of brand name and private label staple and discretionary products at value prices. We operate in the discount retail variety sector and approximately 90% of the products offered in our stores retail between $1 and $10.

Fred’s caters to value-oriented, budget-conscious, primarily female shoppers who prefer convenience over the hassles of big-box shopping. Similar to the other retailers in this sector, our customers have continued to be negatively impacted by the pressures of the current macroeconomic environment. Those primary pressures include employment challenges, the rising costs of food, gasoline and energy, increasing payroll taxes and the uncertainty of medical expenses just as the deadline to sign up for the Affordable Care Act ended on March 31, 2014. While some of these key factors have shown signs of improvement, the uncertainty about the length of time it will take for the economy to recover and the strength of that recovery has left consumers wary and understandably conservative. As percent of total sales, spending in our discretionary merchandise categories, which we classify as Household Goods and Apparel and Linens, declined to 27.6% of net sales in 2013 as compared to 28.9% in 2012 and 30.2% in 2011.

In the first quarter of 2013, the Company announced the launch of our three-year reconfiguration plan to regain the momentum we had in the prior three years in driving toward our 4% operating margin goal. In 2009, 2010 and 2011 our operating income as a percent of sales was 2.1%, 2.5% and 2.7%, respectively. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

Fred’s stores with pharmacy departments have an operating margin of 4.5% to 5.0%, which exceeds our 4.0% operating margin goal. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration was 50% at the end of 2012 and 52% at the end of 2013. Under the reconfiguration plan, we are increasing pharmacy department penetration to 65% to 70% by the end of 2015. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, open all new stores with a pharmacy department and make opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. Our pharmacy departments should continue to benefit from the aging U.S. population, an expected increase in patient prescription compliance and newly insured customers under the Affordable Care Act.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. Specialty pharmacy is the fastest-growing segment of the pharmacy industry. During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We are pleased with the initial progress surrounding the execution of our specialty pharmacy initiative, including the on-going relationship with Diplomat Specialty Pharmacy and the launch of our internal specialty pharmacy facility, EIRIS Health Services, which opened late in the third quarter of 2013. Fred’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease management services, beginning with diabetes management.

Towards our efforts to aggressively accelerate our pharmacy department penetration, we added 24 pharmacy departments in fiscal 2013 consisting of sixteen acquisitions and eight cold starts. We also had the opportunity to sell the prescription files and close twelve underperforming pharmacies and convert 3 Xpress locations into full-service stores. These efforts brought the pharmacy department total to 355, up 2.6% from 2012. As a percent of our company-owned store locations, pharmacy department penetration increased from 50% to 52%. As a percent of total sales, pharmacy department sales increased to 37.7% of sales in 2013 from 36.3% of sales in 2012. Pharmacy department additions are planned in the range of 30 to 40, with closings of approximately 3 departments. Pharmacy department penetration by the end of fiscal 2014 will be approximately 56%.

Improving our general merchandise space efficiency and productivity is centered on expanding space in our discretionary product lines. The three main areas of focus of our reconfiguration plan are (1) the expansion of our Hometown Auto and Hardware program, (2) expansion of seasonal space and (3) expansion of health and beauty aids in stores with pharmacy departments.

We began testing our reconfiguration plan in the third quarter of 2012 by reallocating space in 78 stores to deploy our expanded Hometown Auto and Hardware program. As of February 1, 2014, 322 stores, or 46% of our retail stores, have been reset with the expanded Hometown Auto and Hardware program. Our expanded auto and hardware departments continued to perform well and are delivering comparable store sales increases of 18% to 44%, respectively, and outperforming on total comparable store sales above the remainder of the chain. By the end of the first half of 2014, an additional 79 stores will be reconfigured with the expanded hardware and auto format, bringing the total stores with the expansion to 401 or approximately 57% of our retail stores.

As part of our plan, we are committed to reconfigure 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per square foot basis to more productive categories. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while accelerating our pharmacy department and healthcare services offerings. We believe these efforts can improve overall store productivity and space efficiency and enhance product selection in stores with pharmacies. To those efforts, the Company announced, in our press release filed Thursday, March 28, 2014, that we will exit three primary categories: footwear, select indoor furniture and electronics, primarily televisions. As a result, we recorded an inventory markdown reserve of $1.7 million or $0.03 per diluted share in the fourth quarter of 2013. These categories do not fit in our long-term strategic plan to increase inventory turns and improve gross margin, which we expect to see beginning in the second half of 2014, and are highly susceptible to on-line purchasing. By exiting these product lines, our general merchandise product offerings will be better tailored to appeal to the pharmacy customer and will include the expansion of health and beauty aids, cosmetics, eye care, vitamins, pain relief and durable medical equipment. In stores without a pharmacy department, exiting these product lines will allow the space for ongoing automotive and hardware expansion plans.

2013 Financial Results

As reported in our earnings release published on March 27, 2014, sales in 2013 decreased 0.8% to $1.939 million from $1.955 million in 2012. To make fiscal 2013 results comparable with those of the prior year, we eliminated the first week of 2012 to make similar 52-week periods. On an adjusted basis, sales increased 1.4% in fiscal 2013. As a percent of sales, pharmacy department sales increased to 37.7% in 2013 from 36.3% in 2012.

For the full year, gross margin as a percent of net sales declined 10 basis points to 28.9% from 29.0%. Gross margin was negatively impacted by an inventory markdown reserve recorded in 2013 for the merchandise categories that the Company has chosen to exit as described above, and we experienced a year-over-year decrease in sales of higher-margin discretionary merchandise. We expect the increasing rate of pharmaceutical inflation will continue to have a negative impact on earnings in the first half of 2014.

Earnings per diluted share for fiscal 2013, a 52-week year, were $0.71 as compared to $0.81 in fiscal 2012, a 53-week year. To make the earnings of 2013 and 2012 comparable, there are several components to consider, which are outlined below. As described above, the inventory markdown reserve recorded in 2013 for the merchandise categories the Company has chosen to exit had a negative $0.03 impact on earnings per diluted share. In addition, a year-over-year increase in LIFO expense in 2013 had a $0.02 impact on earnings per share. Earnings per diluted share for 2013 were $0.76 when adjusted for the $0.05 described above. The additional sales week in 2012 contributed approximately $1.0 million in earnings or $0.03 per diluted share, and the state tax settlement recorded in the second quarter of 2012 as well as other tax related adjustments had a favorable impact of $4.2 million or $0.12 per share. Earnings per diluted share for 2012 were $0.66 when adjusted for these favorable earnings impacts. This represents an increase in operational earnings per diluted share of 8% to $0.71 in 2013 compared to $0.66 on comparable 52-week basis in 2012.

In our sales release dated January 9, 2014, the Company announced that we have engaged financial advisors Bank of America Merrill Lynch and Peter J. Solomon to review strategic opportunities to enhance shareholder value. The Board of Directors, with the assistance of its financial advisors, will consider a range of options, which may include a sale or merger of the Company, a strategic alliance with another company, a recapitalization of the Company or none of the foregoing. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future. The Company does not intend to comment further regarding this process until such time as its Board of Directors has determined the outcome of the process or otherwise determined that disclosure is required or appropriate.

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

Revenue Recognition. The Company markets goods and services through 683 company-owned stores and 21 franchised stores as of February 1, 2014. Net sales include sales of merchandise from company-owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2013, 2012 and 2011 was $1.6 million, $1.7 million and $1.8 million, respectively.

Inventories. Merchandise inventories are stated at the lower of cost or market using the retail first-in, first-out ("FIFO") method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $40.4 million, and $33.8 million at February 1, 2014 and February 2, 2013, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $35.2 million at February 1, 2014 and $30.7 million at February 2, 2013. The LIFO reserve increased by approximately $4.5 million and $3.9 million during 2013 and 2012, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 1, 2014 is $21.6 million compared to $21.6 million at February 2, 2013.

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

During fiscal 2013, we utilized $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at February 1, 2014.

(in millions)	Beginning Balance February 2, 2013	Additions FY13	Utilized FY13	Ending Balance February 1, 2014

Lease contract termination liability	$0.2	$-	$(0.1)	$0.1

Property and Equipment and Intangibles. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and presented in selling, general and administrative expenses. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the lesser of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. The following average estimated useful lives are generally applied:

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

Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies. Based on the Company’s history of intangible asset acquisitions that began in fiscal 2004, these assets were being amortized on a straight-line basis over five years until such time as the Company’s internal analysis had sufficient history to indicate another method is preferable.

After testing the retention rate of customers obtained in acquisitions over the last eight years, the Company changed the estimated life of customer lists associated with acquired pharmacy intangible assets from five to seven years in the fourth quarter of 2013. Based on the Company's historical experience, seven years is a closer approximation of the actual lives of these assets. The change in estimate is applied prospectively. Expenses for the fourth quarter of 2013 were favorably impacted by approximately $1.5 million ($.03 per diluted share) as a result of this change. The Company expects this change in estimate to have a positive effect on earnings across all four quarters of 2014.

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

As of February 1, 2014, the Company had approximately 1,100 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be completed within a month to longer-term arrangements that could last up to three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2013, 2012 and 2011, were $22.8 million, $24.0 million and $21.9 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.8 million, $2.4 million and $2.4 million, for 2013, 2012 and 2011, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative adverting programs.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as the PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage runs August 1 through July 31 of each fiscal year. On August 1, 2013, the stop loss limits for excessive or catastrophic claims for general liability remained at $350,000 and employee medical remained at $175,000. The stop loss limit for worker’s compensation remained unchanged at $500,000. The Company’s insurance reserve was $10.5 million and $10.1 million on February 1, 2014 and February 2, 2013, respectively. Changes in the reserve for the year ended February 1, 2014, were attributable to additional reserve requirements of $41.9 million netted with payments of $41.5 million.

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

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.

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

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	71.1	71.0	71.3
Gross profit	28.9	29.0	28.7

Selling, general and administrative expenses [2]	26.9	27.0	26.0
Operating income	2.0	2.0	2.7

Interest expense, net	-	-	-
Income before taxes	2.0	2.0	2.7

Income taxes	0.7	0.5	0.9
Net income	1.3%	1.5%	1.8%

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

Fiscal 2013 Compared to Fiscal 2012

The following information contains references to years 2013 and 2012, which represent fiscal years ended February 1, 2014 (which was a 52-week accounting period) and February 2, 2013 (which was a 53-week accounting period). To make fiscal 2013 results comparable with those of the prior year, we eliminated the first week of 2012 to make similar 52-week periods.

Sales

Net sales for 2013 decreased to $1,939.2 million from $1,955.3 million in 2012 for a year-over-year decrease of $16.0 million or (0.8)%. On an adjusted basis, comparable store sales for 2013 increased 0.6% compared with a decrease of 1.4% in the same period last year.

General merchandise (non-pharmacy) sales decreased 3.0% over 2012 front store sales We experienced sales decreases in categories such as health and beauty aids, cleaning supplies, home furnishings and electronics partially offset by increases in tobacco, hardware and beverage.

The Company’s pharmacy department sales were 37.7% of total sales in 2013 compared to 36.3% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 3.1% over 2012, with third party prescription sales representing approximately 91% of total pharmacy department sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

Sales to Fred's 21 franchised locations during 2013 declined 5.5% to $32.6 million (1.7% of sales) compared to $34.5 million fiscal 2012. The decrease in year-over-year franchise sales was due to the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 37.7% Pharmaceuticals, 21.8% Household Goods, 17.6% Food and Tobacco, 8.4% Paper and Cleaning Supplies, 7.0% Health and Beauty Aids, 5.8% Apparel and Linens, and 1.7% Franchise. The sales mix for the same period last year was 36.3% Pharmaceuticals, 22.6% Household Goods, 16.7% Food and Tobacco, 8.8% Paper and Cleaning Supplies, 7.5% Health and Beauty Aids, 6.3% Apparel and Linens, and 1.8% Franchise.

For the year, comparable store customer traffic decreased 0.7% over last year while the average customer ticket increased 1.3% to $21.03.

Gross Profit

Gross profit for the year decreased to $560.8 million in 2013 from $566.3 million in 2012, a year-over-year decrease of $5.5 million or 1.0%. Gross margin, measured as a percentage of net sales, decreased to 28.9% in 2013 from 29.0% in 2012, a 10 basis point decline. For the year, general merchandise gross margin decreased due primarily to inventory markdown reserves on products the Company has decided to exit in the coming year. The general merchandise margins were also negatively impacted by the continued sales mix shift to lower margin consumables and higher shrink. Also during the year, LIFO expense on pharmacy department inventory increased 15% and adversely impacted overall gross margin by approximately 20 basis points as result of a large drug inflationary increase during the final month.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, decreased to $521.6 million in 2013 (26.9% of sales) from $527.3 million in 2012 (27.0% of sales). This 10 basis points improvement was primarily attributed to 21 basis points of proceeds from pharmacy script file sales ($4.1 million), 9 basis points from lower insurance expense for medical reserves ($2.1 million) and a 7 basis point reduction in advertising expense ($1.6 million). This leveraging of expense was offset by 18 basis points of increasing occupancy related expenses ($2.4 million) and 9 basis points of higher depreciation expense primarily related to pharmacy growth ($1.5 million).

Operating Income

Operating income increased $0.1 million to $39.2 million in 2013 (2.0% of sales) from $39.1 million in 2012 (2.0% of sales) due to a decrease in selling, general and administrative expenses of $5.6 million as described in the Selling, General and Administrative Expenses section above. This favorability was partially offset by $5.5 million of lower gross profit driven by the inventory markdown reserves, the sales mix shift and LIFO expense as described in the Gross Profit section above.

Interest Expense, Net

Net interest expense for 2013 totaled $0.5 million or less than 0.1% of sales compared to $0.5 million which was also less than 0.1% of sales in 2012.

Income Taxes

The effective income tax rate was 32.8% in 2013 compared to 23.1% in 2012.  Income tax expense for fiscal year 2012 was favorably impacted by $4.2 million, or $0.12 per diluted share, of tax credits primarily related to a second quarter state income tax settlement of $3.6 million and $0.6 million of other tax-related assumptions and estimates. Excluding the impact of these favorable tax credits, the effective income tax rate for the year was 34.0% in 2012.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $102.5 million for state income tax purposes at February 1, 2014 and expire at various times during 2014 through 2033. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

We expect our effective tax rate to be in the range of 36% to 37% in fiscal 2014.

Net Income

Net income decreased to $26.0 million ($0.71 per diluted share) in 2013 from $29.6 million ($0.81 per diluted share) in 2012, a decrease of $3.6 million. The decrease in net income is primarily attributable to a decrease in gross profit driven by the inventory markdown reserves, the sales mix shift and LIFO expense as described in the Gross Profit section above offset by a decrease in selling, general and administrative expenses of $5.6 million as described in the Selling, General and Administrative Expenses section above. Also contributing to the unfavorability was $3.8 million in higher tax expense driven by the favorable effective tax rate in fiscal 2012 as described in the Income Taxes section above.

Fiscal 2012 Compared to Fiscal 2011

The following information contains references to years 2012 and 2011, which represent fiscal years ended February 2, 2013 (which was a 53-week accounting period) and January 28, 2012 (which was a 52-week accounting period).

Sales

Net sales for 2012 increased to $1,955.3 million from $1,879.1 million in 2011 for a year-over-year increase of $76.2 million or 4.1%. On a comparable store basis, sales for 2012 increased 4.8% ($23.1 million) compared with a 0.5% ($9.0 million) increase in the same period last year. Excluding the last week of 2012 to make fiscal 2012 results comparable with those of the prior year, comparable store sales for 2013 decreased 1.4% compared with an increase of 0.5% in the same period last year.

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

Sales to Fred's 21 franchised locations during 2012 declined 4.4% to $34.5 million (1.8% of sales) compared to $36.1 million fiscal 2011. The decrease in year-over-year franchise sales was due to the impact of three franchise stores that closed during fiscal year 2011 as well as the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $258.0 million, $258.4 million and $259.0 million at year-end 2013, 2012 and 2011, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2013 decreased by $0.4 million from 2012. The decrease was primarily due to a year-over-year increase in accounts payable and a decrease in cash. Accounts payable increased $10.1 million as a result of the increased inventory at year end. Cash and cash equivalents decreased $1.4 million also as a result of increased inventory purchases and a year over year sales decrease. Partially offsetting the decrease in working capital, inventory increased by $8.7 million primarily due to inflation, and pharmacy growth. Additionally, receivables increased $3.9 million as result of higher pharmacy department vendor related allowances. In 2014, the Company intends to open approximately 15 to 20 new stores and 30 to 40 new Xpress pharmacies or pharmacy departments in existing stores and close an estimated 20 stores and 3 pharmacies.

We have incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $58.9 million in 2013, $44.8 million in 2012 and $73.3 million in 2011.

In fiscal 2013, cash generated from operating activities primarily resulted from $26.0 million in net income and $41.0 million in depreciation and amortization expense driven by pharmacy department growth. Offsetting the increases to cash was an increase in inventory, net of LIFO, and the provision for store closures and asset impairment, of $8.7 million.

In fiscal 2012, cash generated from operating activities primarily resulted from $29.7 million in net income, $39.5 million in depreciation and amortization expense driven by new store and pharmacy growth and an increase in operating liabilities of $4.5 million. Offsetting the increases to cash was an increase in inventory, net of LIFO, and the provision for store closures and asset impairment of $21.4 million and an increase in trade and non-trade receivables of $7.5 million.

In fiscal 2011, cash generated from operating activities primarily resulted from $33.4 million in net income, $34.1 million in depreciation and amortization expense driven by new store and pharmacy growth and an increase in other operating liabilities of $25.6. Offsetting the increases to cash was an increase in inventory, net of LIFO and the provision for store closures and asset impairment, of $18.5 million

Net cash used in investing activities totaled $44.5 million in 2013, $46.0 million in 2012 and $59.1 million in 2011.

Capital expenditures in 2013 totaled $25.9 million compared to $27.4 million in 2012 and $45.7 million in 2011. The capital expenditures during 2013 consisted primarily of existing store improvements ($17.1 million), new store and pharmacy department growth ($3.4 million), technology ($2.7 million), and distribution and corporate expenditures ($2.7 million).  Additionally, $25.1 million was expended related to acquisitions of pharmacies during 2013.

Capital expenditures in 2012 totaled $27.4 million compared to $45.7 million in 2011 and $27.0 million in 2010. The capital expenditures during 2012 consisted primarily of existing store improvements ($15.2 million), new store and pharmacy department growth ($6.5 million), technology ($4.0 million), and distribution and corporate expenditures ($1.5 million). Additionally, $20.2 million was expended related to acquisitions of pharmacies during 2012.

Capital expenditures in 2011 totaled $45.7 million compared to $27.0 million in 2010 and $22.7 million in 2009. The capital expenditures during 2011 consisted primarily of existing store improvements ($19.4 million), the purchase of 17 existing store properties ($14.5 million), the store and pharmacy department expansion program ($9.6 million), technology ($3.5 million), and distribution and corporate expenditures ($2.2 million). Additionally, $16.8 million was expended related to acquisitions of pharmacies during 2011.

In 2014, the Company is planning capital expenditures in the range of $22.0 to $27.0 million. Expenditures are planned totaling $16.0 million to $20.0 million for new and existing stores and pharmacies. Planned expenditures also include approximately $4.0 to $5.0 million for technology upgrades and approximately $2.0 million for distribution center equipment and other capital maintenance. In addition, the Company plans expenditures of approximately $28.0 to $32.0 million in 2014 for the acquisition of prescription lists and other pharmacy department related items.

Net cash used in financing activities totaled $15.7 million in 2013, $17.8 million in 2012 and $36.3 million in 2011.

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review and in light of the Company’s current financial position, the Board of Directors raised the dividend from $0.03 per share to $0.04 per share in the first quarter of 2010. On March 2, 2011, the Board of Directors increased the dividend to shareholders of record as of March 10, 2011 to $0.05, a 25% increase. For the fourth consecutive year, on February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20% increase. On November 19, 2012, the Board of Directors announced a one-time special dividend of $0.19 to be paid on December 17, 2012 in addition to the Company’s regular quarterly cash dividend of $0.06 to shareholders of record as of December 3, 2012. Subsequent to the one-time special dividend, the Company's quarterly cash dividend remained at $0.06 to shareholders for fiscal 2013. The per share amounts approved resulted in the payment of dividends in fiscal 2013, 2012 and 2011 of $8.8 million, $15.9 million and $7.7 million, respectively.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2013, the Company did not repurchase any shares compared to 649,219 shares for $9.2 million in 2012 and 2,447,823 shares for $28.5 million in 2011.

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provides for a $50 million revolving line of credit, and the term of the Agreement extends to January 25, 2016. Three borrowing options are available in the Agreement, which bear interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. For borrowings under $20 million, advances occur automatically via a sweep account. If borrowings exceed $20 million, notice of the borrowing must be given on the same day as the requested advance or three days prior to the requested advance, depending on the borrowing option chosen. The Agreement also bears a credit facility fee which will be amortized over the Agreement term. The Agreement contains certain restrictive financial covenants, and at February 1, 2014, the Company was in compliance with all loan covenants.

Borrowings and the unused fees under the agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently, the Company’s rates are 137.5 basis points over LIBOR for borrowings and 25.0 basis points over LIBOR for the unused portion of the credit line. There were no borrowings under the Agreement at February 1, 2014 and $6.9 million of borrowings outstanding at February 2, 2013. The weighted average interest rate on borrowings outstanding at February 2, 2013 was 1.33%.

Cash and cash equivalents were $6.7 million at the end of 2013 compared to $8.1 million at the end of 2012 and $27.1 million at the end of 2011. Short-term investment objectives are to maximize yields while minimizing Company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, cash generated from future operations and, if necessary, the ability to obtain additional financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation and/or deflation had a minimal impact in 2011, 2012, and 2013 with the exception of the back half of 2013 where we experienced an accelerated inflation in our generic drug cost not historically seen.  This inflation was accentuated due to a lack of significant brand to generic conversions that have previously helped to offset any material cost inflation.

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

The following table summarizes the Company’s significant contractual obligations as of February 1, 2014, which excludes the effect of imputed interest:

(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases [1]	$46,423	$39,293	$32,782	$25,354	$15,962	$50,060	209,874
Inventory purchase obligations [2]	94,768						94,768
Mortgage loans on land & buildings and other [3]	1,640	1,412	623	60	70	1,514	5,319
Equipment leases [4]	913	706	705	175			2,499
Postretirement benefits [5]	51	50	49	48	49	249	496
Total contractual obligations	$143,795	$41,461	$34,159	$25,637	$16,081	$51,823	$312,956

1 Operating leases are described in Note 6 to the Consolidated Financial Statements.

2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments.

3 Mortgage loans for purchased land and buildings and other debt.

4 Equipment leases represent our tractor/trailer lease obligation.

5 Postretirement benefits are described in Note 10 to the Consolidated Financial Statements.

The Company had commitments approximating $5.6 million at February 1, 2014 and $7.4 million at February 2, 2013 on issued letters of credit and open accounts, which support purchase orders for imported merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $9.8 million at February 1, 2014 and $12.2 million at February 2, 2013 utilized as collateral for its risk management programs.

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

Fred’s Inc. continued leasing the remaining three properties from Atlantic Retail Investors, LLC and the total rental payments for related party leases were $301.0 thousand for the year ended February 1, 2014 and $326.1 and $451.2 thousand for the years ended February 2, 2013 and January 28, 2012, respectively.

Recent Accounting Pronouncements

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

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance will be effective in the first quarter of 2014. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We do not expect this guidance will require a change in the current presentation of unrecognized tax benefits.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of February 1, 2014. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest, at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Fred's, Inc. (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred's, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 17, 2014

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	February 1,	February 2,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,725	$8,129
Receivables, less allowance for doubtful accounts of $2,097 and $1,994, respectively	35,161	35,438
Inventories	361,993	353,266
Other non-trade receivables	37,490	33,273
Prepaid expenses and other current assets	13,245	13,134
Total current assets	454,614	443,240
Property and equipment, less accumulated depreciation and amortization	153,363	158,394
Equipment under capital leases, less accumulated amortization of $5,111 and $5,077, respectively	29	63
Intangible assets, net	54,580	41,873
Other noncurrent assets, net	3,582	3,078
Total assets	$666,168	$646,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,925	$115,325
Current portion of indebtedness	1,640	1,263
Accrued expenses and other	44,618	44,000
Deferred income taxes	24,446	24,234
Total current liabilities	196,629	184,822
Long-term portion of indebtedness	3,578	12,241
Deferred income taxes	-	4,732
Other noncurrent liabilities	14,413	13,581
Total liabilities	214,620	215,376

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,791,279 and 36,680,060 shares issued and outstanding, respectively	102,524	99,342
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	348,321	331,136
Accumulated other comprehensive income	703	794
Total shareholders’ equity	451,548	431,272
Total liabilities and shareholders’ equity	$666,168	$646,648

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Net sales	$1,939,246	$1,955,275	$1,879,059
Cost of goods sold	1,378,405	1,388,943	1,340,519
Gross profit	560,841	566,332	538,540

Depreciation and amortization	41,047	39,541	34,190
Selling, general and administrative expenses	480,596	487,713	453,195
Operating income	39,198	39,078	51,155

Interest income	-	-	(156)
Interest expense	487	549	553
Income before income taxes	38,711	38,529	50,758

Provision for income taxes	12,696	8,900	17,330
Net income	$26,015	$29,629	$33,428

Net income per share
Basic	$0.71	$0.81	$0.88

Diluted	$0.71	$0.81	$0.87

Weighted average common shares outstanding
Basic	36,558	36,584	38,176
Effect of dilutive stock options	162	127	92
Diluted	36,720	36,711	38,268

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Comprehensive income:
Net income	$26,015	$29,629	$33,428
Other comprehensive income (expense), net of tax
Postretirement plan adjustment	(91)	(70)	(8)

Comprehensive income	$25,924	$29,559	$33,420

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, January 29, 2011	39,300,872	$131,367	$291,649	$872	$423,888
Cash dividends paid ($.20 per share)			(7,713)		(7,713)
Restricted stock grants, cancellations and withholdings, net	280,156	(285)			(285)
Issuance of shares under employee stock purchase plan	52,526	571			571
Repurchased and cancelled shares	(2,447,823)	(28,482)			(28,482)
Stock-based compensation		2,075			2,075
Exercises of stock options	18,063	165			165
Income tax benefit on exercise of stock options		(27)			(27)
Adjustment for postretirement benefits (net of tax)				(8)	(8)
Net income			33,428		33,428
Balance, January 28, 2012	37,203,794	105,384	317,364	864	423,612
Cash dividends paid ($.43 per share)			(15,857)		(15,857)
Restricted stock grants, cancellations and withholdings, net	3,743	(481)			(481)
Issuance of shares under employee stock purchase plan	54,830	657			657
Repurchased and cancelled shares	(649,219)	(9,176)			(9,176)
Stock-based compensation		2,055			2,055
Exercises of stock options	66,912	933			933
Income tax benefit on exercise of stock options		(30)			(30)
Adjustment for postretirement benefits (net of tax)				(70)	(70)
Net income			29,629		29,629
Balance, February 2, 2013	36,680,060	99,342	331,136	794	431,272
Cash dividends paid ($.24 per share)			(8,830)		(8,830)
Restricted stock grants, cancellations and withholdings, net	(31,062)	(342)			(342)
Issuance of shares under employee stock purchase plan	60,912	712			712
Stock-based compensation		1,791			1,791
Exercises of stock options	81,369	998			998
Income tax expense on exercise of stock options		23			23
Adjustment for postretirement benefits (net of tax)				(91)	(91)
Net income			26,015		26,015
Balance, February 1, 2014	36,791,279	$102,524	$348,321	$703	$451,548

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$26,015	$29,629	$33,428
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41,047	39,541	34,190
Net (gain) loss on asset disposition	(3,972)	(471)	(2,761)
Provision (recovery) for store closures and asset impairment	1,700	(67)	112
Stock-based compensation	1,791	2,055	2,075
Provision (recovery) for uncollectible receivables	103	(106)	447
LIFO reserve increase	4,526	3,937	2,792
Deferred income tax (benefit) expense	(5,165)	(583)	6,462
Income tax (charge) benefit upon exercise of stock options	(23)	30	27
Benefit for postretirement medical	(82)	(91)	(85)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(3,596)	(7,490)	(8,313)
Insurance receivables	298	(273)	205
Inventories	(14,953)	(25,254)	(21,402)
Other assets	(111)	(615)	607
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,218	8,068	25,464
Income taxes payable	(921)	2,627	(1,719)
Other noncurrent liabilities	986	(6,187)	1,801
Net cash provided by operating activities	58,861	44,750	73,330

Cash flows from investing activities:
Capital expenditures	(25,918)	(27,391)	(45,681)
Proceeds from asset dispositions	6,267	1,593	3,354
Insurance recoveries for replacement assets	176	-	-
Asset acquisitions, net (primarily intangibles)	(25,066)	(20,203)	(16,770)
Net cash used in investing activities	(44,541)	(46,001)	(59,097)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(1,308)	(693)	(514)
Proceeds from revolving line of credit	235,270	78,444	-
Payments on revolving line of credit	(242,247)	(71,547)	-
Excess tax benefit (charges) from stock-based compensation	23	(30)	(27)
Proceeds from exercise of stock options and employee stock purchase plan	1,368	1,109	451
Repurchase of shares	-	(9,176)	(28,482)
Cash dividends paid	(8,830)	(15,857)	(7,713)
Net cash used in financing activities	(15,724)	(17,750)	(36,285)

Decrease in cash and cash equivalents	(1,404)	(19,001)	(22,052)
Cash and cash equivalents:
Beginning of year	8,129	27,130	49,182
End of year	$6,725	$8,129	$27,130

Supplemental disclosures of cash flow information:
Interest paid	$487	$549	$397
Income taxes paid	$19,831	$15,447	$13,126

Non-cash investing and financial activities:
Assets acquired through term loan	$-	$-	$3,497
Restricted stock issued for the aquistion of intangible assets	$-	$-	$135

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 21 franchisees. As of February 1, 2014, the Company had 704 retail stores, 355 pharmacies, and 1 specialty pharmacy facility located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Fred's, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Amounts are in thousands unless otherwise noted.

Subsequent Events. The Company has evaluated events subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions requiring recognition or disclosure in our consolidated financial statements.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011, as used herein, refer to the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal year 2012 had 53 weeks, and fiscal years 2013 and 2011 each had 52 weeks.

Use of estimates. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material to the financial statements.

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

Inventories. Merchandise inventories are stated at the lower of cost or market using the retail first-in, first-out method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs.

In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value. Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by U.S. GAAP. In the fourth quarter of 2014, the Company recorded an inventory markdown reserve totaling $1.7 million or $0.03 per diluted share related to general merchandise categories (footwear, select indoor furniture and electronics, primarily televisions) the Company has chosen to exit.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $40.4 million, and $33.8 million at February 1, 2014 and February 2, 2013, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $35.2 million at February 1, 2014 and $30.7 million at February 2, 2013. The LIFO reserve increased by approximately $4.5 million and $3.9 million during 2013 and 2012, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 1, 2014 is $21.6 million compared to $21.6 million at February 2, 2013.

The Company did not record any below-cost inventory adjustments during the years ended February 1, 2014, February 2, 2013 and January 28, 2012 in connection with planned store closures (see Note 12 - Exit and Disposal Activity).

Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and presented in selling, general and administrative expenses. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the lesser of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the estimated useful life of the improvement. Gains or losses on the sale of assets are recorded at disposal. The following average estimated useful lives are generally applied:

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 10 years
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. Amortization expense on assets under capital lease for 2013 was $34 thousand.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 840 “Leases”. The amount expensed but not paid was $0.8 million and $0.7 million at February 1, 2014 and February 2, 2013, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

No impairments were recognized in 2013, 2012 or 2011.

Revenue recognition. The Company markets goods and services through 683 company-owned stores and 21 franchised stores as of February 1, 2014. Net sales includes sales of merchandise from company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2013, 2012 and 2011 was $1.6 million, $1.7 million and $1.8 million, respectively.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2013, 2012 and 2011, were $22.8 million, $24.0 million and $21.9 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.8 million, $2.4 million and $2.4 million, for 2013, 2012 and 2011, respectively. It would be the Company’s intention to incur a similar amount of advertising expense as in prior years and in support of our stores even if we did not receive support from our vendors in the form of cooperative advertising programs.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over seven years. After testing the retention rate of customers obtained in acquisitions over the last eight years, the Company changed the estimated life of customer lists associated with acquired pharmacies from five to seven years in the fourth quarter of 2013. Based on the Company's historical experience, seven years is a closer approximation of the actual lives of these assets. The change in estimate is applied prospectively. Expenses for the fourth quarter of 2013 were favorably impacted by approximately $1.5 million ($.03 per diluted share) as a result of this change. The Company expects this change in estimate to have a positive effect on earnings across all four quarters of 2014. Intangibles, net of accumulated amortization, totaled $54.6 million at February 1, 2014, and $41.9 million at February 2, 2013. Accumulated amortization at February 1, 2014 and February 2, 2013 totaled $54.3 million and $42.2 million, respectively. Amortization expense for 2013, 2012 and 2011, was $12.1 million, $10.5 million and $6.9 million, respectively. Estimated amortization expense for the assets recognized as of February 1, 2014, in millions for each of the next 7 years is as follows: 2014 - $9.8 million, 2015 - $9.7 million, 2016 - $9.5 million, 2017 - $8.7 million, 2018 - $7.5 million, 2019 - $5.1 million and 2020 - $2.8 million.

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

At February 1, 2014, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical remained at $175,000. The Company’s insurance reserve was $10.5 million and $10.1 million on February 1, 2014 and February 2, 2013, respectively. Changes in the reserve for the year ended February 1, 2014, were attributable to additional reserve requirements of $41.9 million netted with payments of $41.5 million.

Stock-based compensation. The Company uses the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, whereby the Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award.

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

The Company also applies the guidance of FASB ASC 740-10-25, Income Taxes, Uncertain Tax Positions, which clarifies the accounting for uncertainties in income taxes recognized in the Company’s financial statements in accordance with FASB ASC 740 by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FASB ASC 740 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date (see Note 5 – Income Taxes).

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.

While Fred’s believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

Business segments. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. All operations are located in the United States.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, which revised the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance became effective in fiscal 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption did change the presentation of other comprehensive income in the Company’s consolidated financial statements. In February 2013, an update was issued regarding ASU 2011-05, which requires an entity to present, either on the face of the income statement or as a separate disclosure in the notes to the consolidated financial statements, the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The update of ASU 2011-05 did not have an impact on the Company’s consolidated net earnings, cash flows or financial position.

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance will be effective in the first quarter of 2014. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We do not expect this guidance will require a change in the current presentation of unrecognized tax benefits.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of February 1, 2014 and February 2, 2013 are as follows:

	(in thousands)
Property and equipment, at cost:	2013	2012
Buildings and building improvements	$114,688	$113,164
Leasehold improvements	78,101	74,552
Automobiles and vehicles	5,459	5,601
Airplane	4,697	4,697
Furniture, fixtures and equipment	268,771	265,916
	471,716	463,930
Less: Accumulated depreciation and amortization	(328,686)	(315,175)
	143,030	148,755
Construction in progress	1,729	1,035
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$153,363	$158,394

Depreciation expense totaled $28.9 million, $29.0 million and $27.3 million for 2013, 2012 and 2011, respectively.

	(in thousands)
Other non-trade receivables:	2013	2012
Vendor receivables	$30,431	$26,728
Income tax receivable	3,159	2,217
Franchise stores receivable	1,537	1,157
Insurance claims receivable	-	474
Coupon receivable	400	457
Other	1,963	2,240
Total other non-trade receivable	$37,490	$33,273

Prepaid expenses and other current assets:	2013	2012
Prepaid rent	$4,505	$4,496
Supplies	4,473	4,479
Prepaid insurance	1,644	1,546
Prepaid advertising	806	693
Other	1,817	1,920
Total prepaid expenses and other current assets	$13,245	$13,134

Accrued expenses and other:	2013	2012
Insurance reserves	$10,474	$10,094
Payroll and benefits	9,661	9,289
Sales and use tax	4,586	6,647
Deferred / contingent rent	2,904	3,086
Real estate tax	1,858	1,777
Giftcard liability	1,473	1,325
Utilities	1,358	821
Warehouse freight and fuel	1,315	1,735
Personal property tax	1,080	959
Franchise stores payable	1,000	625
Repairs and maintenance	862	344
Lease liability	117	210
Other	7,930	7,088
Total accrued expenses and other	$44,618	$44,000

Other noncurrent liabilities:	2103	2012
Deferred income (see Note 1 - Vendor Rebates and Allowances)	$13,084	$11,469
Uncertain tax positions	1,329	2,112
	$14,413	$13,581

NOTE 3 — INDEBTEDNESS

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provides for a $50 million revolving line of credit, and the term of the Agreement extends to January 25, 2016. Three borrowing options are available in the Agreement, which bear interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. For borrowings under $20 million, advances occur automatically via a sweep account. If borrowings exceed $20 million, notice of the borrowing must be given on the same day as the requested advance or three days prior to the requested advance, depending on the borrowing option chosen. The Agreement also bears a credit facility fee which will be amortized over the Agreement term. The Agreement contains certain restrictive financial covenants, and at February 1, 2014, the Company was in compliance with all loan covenants.

Borrowings and the unused fees under the Agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently, the Company’s rates are 137.5 basis points over LIBOR for borrowings and 25.0 basis points over LIBOR for the unused portion of the credit line. There were no borrowings under the Agreement at February 1, 2014 and $6.9 million of borrowings outstanding at February 2, 2013. The weighted average interest rate on borrowings outstanding at February 2, 2013 was 1.33%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 Fred's stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased ten properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on 6 of these locations (see Note 6 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%. The debt is collateralized by the land and buildings. The table below shows the long term debt related to these properties due for the next five years as of February 1, 2014:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage loans on land & buildings	$1,640	$1,412	$623	$60	$70	$1,514	$5,319

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

NOTE 4 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of February 1, 2014 and February 2, 2013. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. Although not due until fiscal 2016, all borrowings on the revolving line of credit that existed at the balance sheet date have been subsequently repaid prior to the April 17, 2014 filing date. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	February 1, 2014		February 2, 2013
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$-	$-	$6,977	$6,977
Mortgage loans on land & buildings	5,319	5,581	6,628	6,987

NOTE 5 — INCOME TAXES

The provision for income taxes consists of the following for the years ended February 1, 2014, February 2, 2013 and January 28, 2012:

(dollars in thousands)	2013	2012	2011
Current
Federal	$17,079	$11,298	$9,953
State	1,489	834	915
	18,568	12,132	10,868

Deferred
Federal	(5,060)	(3,865)	6,886
State	(812)	633	(424)
	(5,872)	(3,232)	6,462

	$12,696	$8,900	$17,330

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2013	2012
Deferred income tax assets:
Accrual for incentive compensation	$528	$241
Allowance for doubtful accounts	1,017	752
Insurance accruals	2,545	2,320
Other accruals	19	40
Net operating loss carryforwards	4,498	4,803
Postretirement benefits other than pensions	-	-
Deferred revenue	755	657
Federal benefit on state reserves	311	584
Amortization of intangibles	13,076	10,821
Total deferred income tax assets	22,749	20,218
Less: Valuation allowance	2,051	1,995
Deferred income tax assets, net of valuation allowance	20,698	18,223

Deferred income tax liabilities:
Postretirement benefits	(144)	(287)
Property, plant and equipment	(15,767)	(18,996)
Inventory valuation	(28,542)	(27,906)
Prepaid expenses	(170)	-
Total deferred income tax liabilities	(44,623)	(47,189)

Net deferred income tax liabilities	$(23,925)	$(28,966)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carry-forwards total approximately $102.5 million for state income tax purposes and expire at various times during the fiscal years 2014 through 2034.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2013, the valuation allowance increased $0.1 million, and during 2012, the valuation allowance increased $0.4 million. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2013	2012	2011
Income tax provision at statutory rate	35.0%	35.0%	35.0%
Tax credits, principally jobs	(2.9)	(1.0)	(2.3)
State income taxes, net of federal benefit	2.2	4.7	(0.2)
Permanent differences	0.4	0.3	0.5
Uncertain tax provisions	(1.3)	(12.7)	0.3
Change in state valuation allowance	0.2	(2.2)	0.8
Other	(0.8)	(1.0)	-
Effective income tax rate	32.8%	23.1%	34.1%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2013	2012	2011
Beginning balance	$2.1	$9.6	$9.3
Additions for tax position during the current year	0.2	0.1	1.1
Additions for tax positions of prior years	0.1	0.1	0.3
Reductions for tax positions of prior years from lapse of statue	(1.1)	(0.9)	(1.1)
Reductions for settlements of prior year tax positions	-	(6.8)	-
Ending balance	$1.3	$2.1	$9.6

As of February 2, 2013, our liability for unrecognized tax benefits totaled $2.1 million, of which $1.1 million was recognized as income tax benefit during the periods in the 3rd and 4th quarter of 2013. We had additions of $0.3 million during fiscal 2013, $0.2 million of which resulted from state tax positions during the current year. As of February 1, 2014, our liability for unrecognized tax benefits totaled $1.3 million and is recorded in our Consolidated Balance Sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of February 1, 2014, accrued interest and penalties related to our unrecognized tax benefits totaled $0.2 million and $0.1 million, respectively. As of February 2, 2013, accrued interest and penalties related to our unrecognized tax benefits totaled $0.4 million and $0.1 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2010-2012. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 6 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $60.0 million, $57.2 million and $53.2 million, for 2013, 2012 and 2011, respectively. Total contingent rentals included in operating leases above was $0.8 million for 2013, $0.7 million for 2012 and $1.0 million for 2011. Future minimum rental payments under all operating leases as of February 1, 2014 are as follows:

(in thousands)	Operating Leases
2014	$46,423
2015	39,293
2016	32,782
2017	25,354
2018	15,962
Thereafter	50,060
Total minimum lease payments	$209,874

The gross amount of property and equipment under capital leases was $5.1 million at both February 1, 2014 and February 2, 2013. Accumulated amortization on property and equipment under capital leases was $5.1 million at both February 1, 2014 and February 2, 2013. We did not incur any amortization expense on assets under capital lease for 2010 as the assets were fully amortized. Amortization expense on assets under capital lease for both 2013 and 2012 was $34 thousand.

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

Fred's Inc. is leasing three properties from Atlantic Retail Investors, LLC, and the total rental payments for related party leases were $301.0 thousand for the year ended February 1, 2014 and $326.1 thousand and $451.2 thousand for the years ended February 2, 2013 and January 28, 2012, respectively.

NOTE 7 — SHAREHOLDERS’ EQUITY

In 1998, the Company adopted a Shareholders Rights Plan which granted a dividend of one preferred share purchase right (a “Right”) for each common share outstanding at that date. Each Right represents the right to purchase one-hundredth of a preferred share of stock at a preset price to be exercised when any one individual, firm, corporation or other entity acquires 15% or more of the Company’s common stock. The Rights become dilutive at the time of exercise. At the annual shareholders meeting in 2012, the shareholders voted not to continue the Shareholders Rights Plan. As a result of that vote, the Shareholders Rights Plan terminated December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of February 2, 2013, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2013, leaving 3.0 million shares available for repurchase at February 1, 2014.

NOTE 8 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan, which was reapproved by Fred's stockholders at the 2012 annual shareholders meeting. The 2012 plan is substantially identical to the prior plan. The 2012 plan increases the number of shares of the Company’s common stock authorized for issuance by 600,000 shares, from the 2,400,000 which was available under the prior plan to 3,000,000 shares. The plan expires March 18, 2022, and Section 10 of the 2002 plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 plan. Shares available to be granted under the long-term incentive plan were 1,273,395 as of February 1, 2014 (1,343,795 shares as of February 2, 2013). Options issued under the 2002 and 2012 plans expire five to eight years from the date of grant. Options outstanding at February 1, 2014 expire in fiscal 2014 through fiscal 2021.

The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to eight years from the date of grant. Options granted under the plan generally become exercisable ratably over five years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is generally recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the market price of the common stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP") (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. There were 60,912, 54,830 and 52,526 shares issued during fiscal years 2013, 2012 and 2011, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of February 1, 2014 there were 858,565 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2013	2012	2011
Stock option expense	$610	$600	$455
Restricted stock expense	984	1,258	1,446
ESPP expense	197	197	174
Total stock-based compensation	$1,791	$2,055	$2,075

Income tax benefit on stock-based compensation	$473	$565	$573

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2013	2012	2011
Expected volatility	32.1%	39.7%	41.2%
Risk-free interest rate	1.2%	0.5%	1.8%
Expected option life (in years)	4.73	4.16	5.13
Expected dividend yield	1.7%	1.3%	0.9%

Weighted average fair value at grant date	$3.81	$3.95	$4.35

Employee Stock Purchase Plan
Expected volatility	22.7%	33.2%	27.6%
Risk-free interest rate	0.2%	0.1%	0.3%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.1%	1.0%	0.9%

Weighted average fair value at grant date	$3.02	$3.60	$3.32

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

Stock Options. The following table summarizes stock option activity from January 29, 2011 through February 1, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 29, 2011	918,462	$12.15	3.2	$1,524
Granted	113,821	11.96
Forfeited / Cancelled	(218,844)	14.39
Exercised	(18,063)	12.12
Outstanding at January 28, 2012	795,376	$11.52	3	$2,831
Granted	441,791	13.65
Forfeited / Cancelled	(24,600)	14.54
Exercised	(66,912)	13.14
Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	213,859	15.26
Forfeited / Cancelled	(135,716)	13.18
Exercised	(81,369)	12.26
Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539

Exercisable at February 1, 2014	458,056	$10.74	1.4	$3,089

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of February 1, 2014, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Other information relative to option activity during 2013, 2012 and 2011 is as follows:

(dollars in thousands)	2013	2012	2011
Total fair value of stock options vested	$353	$543	$642
Total pretax intrinsic value of stock options exercised	$266	$76	$42

The following table summarizes information about stock options outstanding at February 1, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.66 - $12.75	455,769	1.4	$10.35	403,762	$10.36
$13.00 - $13.64	470,207	3.6	$13.57	34,924	$13.11
$13.72 - $18.03	216,453	5.2	$15.41	19,370	$14.30
	1,142,429			458,056

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

The following table summarizes restricted stock from January 29, 2011 through February 1, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock at January 29, 2011	472,927	$12.55
Granted	396,830	12.59
Forfeited / Cancelled	(91,375)	12.12
Exercised	(66,782)	12.29
Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	133,979	14.45
Forfeited / Cancelled	(94,796)	12.16
Exercised	(129,774)	12.26
Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	113,943	14.72
Forfeited / Cancelled	(125,686)	13.22
Exercised	(58,253)	11.83
Non-vested Restricted Stock at February 1, 2014	551,013	$13.53

The aggregate pre-tax intrinsic value of restricted stock outstanding as of February 1, 2014 is $9.6 million with a weighted average remaining contractual life of 5.2 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $4.1 million, which is expected to be recognized over a weighted average period of approximately 6.2 years. The total fair value of restricted stock awards that vested for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $0.7 million, $1.5 million and $0.9 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2013, 2012 or 2011.

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

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 2,500, 482,588 and 2,500 such options outstanding at February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $5.6 million at February 1, 2014 and $7.4 million at February 2, 2013 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $9.8 million at February 1, 2014 and $12.2 million at February 2, 2013 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $17,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2013, 2012 and 2011, were $0.2 million, $0.2 million and $0.2 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with FASB ASC 715, "Compensation Retirement Benefits". In accordance with FASB ASC 715 the Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The measurement date for the plan in January 31.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Benefit obligation at beginning of year	$440	$472	$492
Service cost	29	22	25
Interest cost	17	15	20
Actuarial loss (gain)	122	(35)	(33)
Benefits paid	(49)	(33)	(32)
Benefit obligation at end of year	$559	$440	$472

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Accumulated other comprehensive income	$1,045	$1,246	$1,306
Deferred tax	(342)	(452)	(442)
Accumulated other comprehensive income, net	$703	$794	$864

The medical care cost trend used in determining this obligation is 7.2% at February 1, 2014, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$43	$36	40
1% increase effect on periodic cost	5	4	5
1% decrease effect on accumulated benefit obligations	(39)	(33)	(36)
1% decrease effect on periodic cost	(5)	(4)	(5)

The discount rate used in calculating the obligation was 3.6% in 2013 and 3.1% in 2012.

The annual net postretirement cost is as follows:

(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Service cost	$29	$22	$25
Interest cost	17	15	20
Amortization of prior service cost	(13)	(13)	(13)
Amortization of unrecognized prior service costs	(66)	(82)	(85)
Net periodic postretirement benefit cost	$(33)	$(58)	$(53)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2014	$51
2015	50
2016	49
2017	48
2018	49
Next 5 years	249

Litigation. In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. Approximately 194 plaintiffs have opted into the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter; however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies”, the Company does not believe at this time that a loss in this matter is probable.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

NOTE 11 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of February 1, 2014, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Pharmaceuticals	37.7%	36.3%	34.9%
Household Goods	21.8%	22.6%	23.3%
Food and Tobacco Products	17.6%	16.7%	16.8%
Paper and Cleaning Supplies	8.4%	8.8%	8.7%
Health and Beauty Aids	7.0%	7.5%	7.4%
Apparel and Linens	5.8%	6.3%	6.9%
Sales to Franchised Fred's Stores	1.7%	1.8%	2.0%
Total Sales Mix	100.0%	100.0%	100.0%

NOTE 12 – EXIT AND DISPOSAL ACTIVITY

Lease Termination

For store closures where a lease obligation exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed). The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2013, we utilized $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at February 1, 2014.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraphs (in millions):

(in millions)	Beginning Balance February 2, 2013	Additions FY13	Utilized FY13	Ending Balance February 1, 2014
Lease contract termination liability	0.2	-	(0.1)	0.1

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended February 1, 2014 and February 2, 2013 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended February 1, 2014

Net sales	$501,495	$482,176	$460,542	$495,033
Gross profit	151,019	135,985	140,237	133,600
Net income	11,411	3,330	7,308	3,966

Net income per share
Basic	$0.31	$0.09	$0.20	$0.11
Diluted	$0.31	$0.09	$0.20	$0.11
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

Year ended February 2, 2013

Net sales	$500,505	$470,816	$450,574	$533,380
Gross profit	147,842	131,758	138,133	148,599
Net income	10,458	6,054	6,561	6,556

Net income per share
Basic	$0.28	$0.17	$0.18	$0.18
Diluted	$0.28	$0.17	$0.18	$0.18
Cash dividends paid per common share [1]	$0.06	$0.06	$0.06	$0.25

1. The $0.25 cash dividend per share paid in the fourth quarter of 2012 consists of a one-time special dividend of $0.19 and the $0.06 regular quarterly dividend.

NOTE 14: CUMULATIVE EFFECT OF A CORRECTION OF AN ERROR IN THE CASH FLOW STATEMENT

In the second quarter of 2013, the Condensed Consolidated Statements of Cash Flows (Cash Flows Statement), as presented in our filed Form 10-Q, was changed to correct the presentation of proceeds received and net gain resulting from the sale of pharmacy department prescription files. From time-to-time, the Company closes an underperforming pharmacy department and sells the related prescription files. In previous filings, the proceeds received and gain resulting from the sale of pharmacy department prescription files were neither presented on the face of the Cash Flows Statement as an addition to cash flows provided by investing activities nor as a reduction to cash flows provided by operating activities. Prospectively, the proceeds received from the sale of pharmacy prescription files will be shown on the face of the Cash Flows Statement as part of proceeds from asset dispositions in investing activities, and the net gain from the sale will be presented as a part of net loss (gain) on asset disposition in operating activities.

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

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (1992). Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of February 1, 2014.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended February 1, 2014 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014 and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 17, 2014

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes (1)	72	Director, Chairman of the Board
John R. Eisenman (1)	72	Director
Thomas H. Tashjian (1)	59	Director
B. Mary McNabb (1)	65	Director
Michael T. McMillan (1)	54	Director
Bruce A. Efird (1)	54	Director, Chief Executive Officer and President
Steven R. Fitzpatrick (1)	54	Director
Jerry A. Shore	61	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Rick A. Chambers	50	Executive Vice President – Pharmacy Operations
Reggie E. Jacobs	44	Executive Vice President - Corporate Services, Distribution and Transportation
Ricky W. Pruitt	59	Executive Vice President - Store Operations
Mark C. Dely	38	Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary

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

Jerry A. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer and was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in January of 2014. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.

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

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2014 Annual Meeting.

ITEM 11: Executive Compensation

     Information required by this item is incorporated herein by reference to the proxy statement for our 2014 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated herein by reference to the proxy statement for our 2014 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

     Information required by this item is incorporated herein by reference to the proxy statement for our 2014 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference to the proxy statement for our 2014 Annual Meeting.

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

***10.9	Revolving Loan Agreement between Fred's, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000].

***10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000].

***10.11	Seasonal Over line Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000].

***10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003].

10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004].

10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005].

10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred's Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred's Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005].

10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006].

10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended November 3, 2007].

10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

*10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008].

*10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008].

*10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009].

*10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008].

10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.)

***10.28	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated January 25, 2013 [incorporated herein by reference to the Company’s report on Form 10-K for year ended February 1, 2014].

**21.1	Subsidiaries of Registrant

**23.1	Consent of BDO USA, LLP

**31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management Compensatory Plan

**	Filed herewith

***	(SEC File No. under the Securities Exchange Act of 1934 is 000-19288)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 17, 2014 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Memphis, Tennessee

April 17, 2014

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended February 1, 2014	$1,994	$1,198	$1,095	$2,097
Year ended February 2, 2013	$2,100	$627	$733	$1,994
Year ended January 28, 2012	$1,652	$841	$393	$2,100

Insurance reserves
Year ended February 1, 2014	$10,094	$41,917	$41,537	$10,474
Year ended February 2, 2013	$10,291	$43,761	$43,958	$10,094
Year ended January 28, 2012	$10,252	$49,058	$49,019	$10,291

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2014.

FRED'S, INC.

By:	/s/ Bruce A. Efird
Bruce A. Efird, Chief Executive Officer and President

By:	/s/ Jerry A. Shore
Jerry A. Shore, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of April, 2014.

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

- 64 -