Form 10-Q
period 2014-05-03
FREDS INC
filed 2014-06-12
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2014.

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

The registrant had 36,854,915 shares of Class A voting, no par value common stock outstanding as of June 6, 2014.

FRED'S, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	May 3, 2014	February 1,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,189	$6,725
Receivables, less allowance for doubtful accounts of $2,213 and $2,097, respectively	38,835	35,161
Inventories	382,882	361,993
Other non-trade receivables	31,253	37,490
Prepaid expenses and other current assets	13,833	13,245
Total current assets	474,992	454,614
Property and equipment, at depreciated cost	151,051	153,363
Equipment under capital leases, less accumulated amortization of $5,120 and $5,111, respectively	20	29
Intangibles	60,455	54,580
Other noncurrent assets, net	5,243	3,582
Total assets	$691,761	$666,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,746	$125,925
Current portion of indebtedness	2,062	1,640
Accrued expenses and other	47,413	44,618
Deferred income taxes	24,768	24,446
Total current liabilities	215,989	196,629
Long-term portion of indebtedness	2,231	3,578
Deferred income taxes	-	-
Other noncurrent liabilities	16,911	14,413
Total liabilities	235,131	214,620

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,821,837 and 36,791,279 shares issued and outstanding, respectively	103,695	102,524
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	352,232	348,321
Accumulated other comprehensive income	703	703
Total shareholders’ equity	456,630	451,548
Total liabilities and shareholders’ equity	$691,761	$666,168

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013
Net sales	$498,264	$501,495
Cost of goods sold	355,790	350,476
Gross profit	142,474	151,019

Depreciation and amortization	9,839	10,301
Selling, general and administrative expenses	122,606	122,934
Operating income	10,029	17,784

Interest income	-	-
Interest expense	135	135
Income before income taxes	9,894	17,649

Provision for income taxes	3,776	6,238
Net income	$6,118	$11,411

Net income per share
Basic	$0.17	$0.31

Diluted	$0.17	$0.31

Weighted average shares outstanding
Basic	36,606	36,507
Effect of dilutive stock options	228	114
Diluted	36,834	36,621

Dividends per common share	$0.06	$0.06

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013
Net income	$6,118	$11,411
Other comprehensive income (expense), net of tax
Postretirement plan adjustment	-	-

Comprehensive income	$6,118	$11,411

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$6,118	$11,411
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,839	10,301
Net loss on asset disposition	(607)	(213)
Provision (benefit) for store closures and asset impairment	(145)	893
Stock-based compensation	665	576
Provision (recovery) for uncollectible receivables	115	(10)
LIFO reserve increase	617	1,699
Deferred income tax benefit	(1,624)	(800)
Income tax expense (benefit) upon exercise of stock options	(54)	35
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(27)	1,912
Insurance receivables	-	-
Inventories	(21,361)	(18,622)
Other assets	(408)	76
Increase in operating liabilities:
Accounts payable and accrued expenses	18,617	3,751
Income taxes payable	2,648	3,484
Other noncurrent liabilities	2,483	3,119
Net cash provided by operating activities	16,876	17,612

Cash flows from investing activities:
Capital expenditures	(5,210)	(6,854)
Proceeds from asset dispositions	843	715
Asset acquisition, net (primarily intangibles)	(8,419)	(2,397)
Net cash used in investing activities	(12,786)	(8,536)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(933)	(744)
Proceeds from revolving line of credit	146,970	85,918
Payments on revolving line of credit	(146,962)	(92,893)
Excess tax charges from stock-based compensation	54	(35)
Proceeds from exercise of stock options and employee stock purchase plan	452	548
Repurchase of shares	-	-
Cash dividends paid	(2,207)	(2,204)
Net cash used in financing activities	(2,626)	(9,410)

Increase (decrease) in cash and cash equivalents	1,464	(334)
Cash and cash equivalents:
Beginning of year	6,725	8,129
End of period	$8,189	$7,795

Supplemental disclosures of cash flow information:
Interest paid	$135	$135
Income taxes paid	$2,120	$3,144

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of May 3, 2014, 704 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 359 full service pharmacy departments located within our discount general merchandise stores.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 2014 incorporated into Our Annual Report on Form 10-K.

The results of operations for the thirteen week period ended May 3, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $40.7 million and $40.4 million at May 3, 2014 and February 1, 2014, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $35.8 million at May 3, 2014 and $35.2 million at February 1, 2014.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at May 3, 2014 is $22.8 million, with the corresponding amount of $21.6 million at February 1, 2014.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Stock option expense	$202	$163
Restricted stock expense	408	361
ESPP expense	55	52
Total stock-based compensation	$665	$576

Income tax benefit on stock-based compensation	$176	$159

The fair value of each option granted during the thirteen week period ended May 3, 2014 and May 4, 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Stock Options
Expected volatility	36.9%	39.2%
Risk-free interest rate	1.7%	1.0%
Expected option life (in years)	5.84	5.84
Expected dividend yield	1.54%	1.24%

Weighted average fair value at grant date	$5.37	$4.68

Employee Stock Purchase Plan
Expected volatility	41.1%	27.4%
Risk-free interest rate	0.2%	0.2%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.45%	0.45%

Weighted average fair value at grant date	$4.15	$2.80

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 12,654 shares issued during the thirteen weeks ended May 3, 2014. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 3, 2014, there were 845,911 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 3, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	11,500	$16.90
Forfeited / Cancelled	(3,200)	$14.21
Exercised	(30,822)	$11.71
Outstanding at May 3, 2014	1,119,907	$12.70	2.8	$6,364

Exercisable at May 3, 2014	477,688	$10.72	1.3	$3,660

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended May 3, 2014 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 3, 2014, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. The total fair value of options vested during the thirteen weeks ended May 3, 2014 was $210.9 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 3, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	48,200	$18.99
Forfeited / Cancelled	(57,104)	$13.96
Vested	(15,004)	$13.24
Non-vested Restricted Stock at May 3, 2014	527,105	$13.99

The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 3, 2014 is $9.7 million with a weighted average remaining contractual life of 5.7 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.4 million, which is expected to be recognized over a weighted average period of approximately 7.0 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 3, 2014 was $198.7 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheet at a reasonable estimate of their fair value as of May 3, 2014 and February 1, 2014. No borrowings on the revolving line of credit existed at the balance sheet date. The fair value of our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	May 3, 2014		February 1, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans on land & buildings	4,386	4,635	5,319	5,581

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	May 3, 2014	February 1, 2014
Property and equipment, at cost:

Buildings and building improvements	$115,357	$114,688
Leasehold improvements	78,926	78,101
Automobiles and vehicles	5,621	5,459
Airplane	4,697	4,697
Furniture, fixtures and equipment	269,757	268,771
	474,358	471,716
Less: Accumulated depreciation and amortization	(335,170)	(328,686)
	139,188	143,030
Construction in progress	3,259	1,729
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$151,051	$153,363

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

During the first three months of fiscal 2014, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at May 3, 2014.

The following table illustrates the exit and disposal activity related to the store closures discussed in the previous paragraph (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance May 3, 2014

Lease contract termination liability	$0.1	$-	$-	$0.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 3, 2014	May 4, 2013	February 1, 2014

Accumulated other comprehensive income	$703	$794	$794
Amortization of postretirement benefit	-	-	(91)
Ending balance	$703	$794	$703

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $75.2 thousand for both of the thirteen weeks ended May 3, 2014 and May 4, 2013.

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

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and its subsidiaries (“We”, “Our”, “Us” or “Company”) operates, as of May 3, 2014, 704 retail stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. We currently offer 359 full service pharmacies located within our stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 84% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

Fred’s caters to value-oriented, budget-conscious, primarily female shoppers who prefer convenience over the hassles of big-box shopping. Similar to the other retailers in this sector, our customers have continued to be negatively impacted by the pressures of the current macroeconomic environment. Those primary pressures include employment challenges, the rising costs of food, gasoline and energy, increasing payroll taxes and the uncertainty of medical expenses just as the deadline to sign up for the Affordable Care Act ended on March 31, 2014. While some of these key factors have shown signs of improvement, the uncertainty about the length of time it will take for the economy to recover and the strength of that recovery has left consumers wary and understandably conservative. As a percent of total sales, spending in our discretionary merchandise categories, which we classify as Household Goods and Apparel and Linens, declined to 26.8% of net sales at the end of the first quarter of 2014 as compared to 29.2% at the end of the first quarter of 2013.

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

Towards our efforts to aggressively accelerate our pharmacy department penetration, we added 24 new pharmacy departments in fiscal 2013 consisting of sixteen acquisitions and eight cold starts, and seven new pharmacy departments in the first quarter of 2014, consisting of five acquisitions and two cold starts, totaling 31 new pharmacies since the launch of the reconfiguration plan. We also had the opportunity to sell the prescription files and close fourteen underperforming pharmacies and convert four Xpress locations into full-service stores. These efforts brought the pharmacy department total to 359, up 3.8% from 2012. As a percent of our company-owned store locations, pharmacy department penetration increased from 50% at year end 2012 to 53% at the end of the first quarter of 2014. As a percent of total sales, pharmacy department sales increased to 40.0% of sales in the first quarter of 2014 as compared to 35.7% in the first quarter of 2013. Pharmacy department additions for 2014 are planned in the range of 30 to 40, with closings of approximately 3 pharmacy departments. Pharmacy department penetration by the end of fiscal 2014 will be approximately 56%.

Improving our general merchandise space efficiency and productivity is centered on expanding space in our discretionary product lines. The three main areas of focus of our reconfiguration plan are (1) the expansion of our Hometown Auto and Hardware program, (2) expansion of seasonal space and (3) expansion of health and beauty aids in stores with pharmacy departments.

We began testing our reconfiguration plan in the third quarter of 2012 by reallocating space in 78 stores to deploy our expanded Hometown Auto and Hardware program. As of May 3, 2014, 370 stores, or 54% of our retail stores, have been reset with the expanded Hometown Auto and Hardware program. By the end of the first quarter of 2014, approximately 50% of these stores have anniversaried their reset and continue to perform well, delivering comparable store sales increases of 6% to 11%, respectively, and outperforming on total comparable store sales above the remainder of the chain. By the end of the second quarter of 2014, approximately 374 stores, or 55% of our retail stores will be reconfigured with the expanded hardware and auto format.

As part of our plan, we are committed to reconfiguring 12% to 15% of our selling square feet from less productive categories on a sales-per-square foot and gross margin-per square foot basis to more productive categories. The goal of these changes is to shift our general merchandise business to a healthier balance between higher gross margin discretionary product lines and lower margin consumable products lines while accelerating our pharmacy department and healthcare services offerings. We believe these efforts can improve overall store productivity and space efficiency and enhance product selection in stores with pharmacies. To those efforts, the Company announced, in our press release filed Thursday, March 28, 2014, that we will exit three primary categories in 2014: footwear, select indoor furniture and electronics, primarily televisions. As a result, we recorded an inventory markdown reserve of $1.7 million or $0.03 per diluted share in the fourth quarter of 2013.

In our press release filed Thursday, May 29, 2014, the Company announced updates to our reconfiguration plan in fiscal 2014. We have learned through extensive research that customers use Fred’s for their "need it now" convenience trips. We see this as an opportunity to further leverage non-consumable, higher margin "immediate need" convenience departments which include Bed, Bath, Kitchen, Home Improvement (which includes Hardware), Seasonal and Pet. Our plan is to gain greater top of mind awareness with our existing customers that we have these products and categories available to them.

Beginning in the second quarter, we will implement marketing and branding changes to emphasize those “need it now” trips and drive customer traffic. We will begin relaying our stores with a new front-end configuration for a faster checkout and a realignment of category adjacencies to highlight and brand our in-store convenience centers. The front end of our stores will be re-laid with power displays and pallets, along with a faster check-out configuration, all focused on ease of shopping and designed to become the convenient, small-box store of choice.

First Quarter 2014 Financial Results

As reported in our earnings release published on May 29, 2014, sales in the first quarter of 2014 decreased 0.6% to $498.3 million from $501.5 million in the first quarter of 2013. Comparable store sales for the quarter declined 1.9% as compared to a decline of 1.3% in the same quarter last year. During the first quarter, sales were heavily impacted by poor weather, which affected comparable store sales by approximately 200 basis points. As a percent of sales, pharmacy department sales increased to 40.0% in 2014, the highest percent of sales in the Company’s history, from 36.1% in 2013.

Gross margin as a percent of net sales for the first quarter of 2014 declined 150 basis points to 28.6% from 30.1%. Gross margin was negatively impacted by the extraordinary inflation in pharmacy department purchases, primarily generic pharmaceuticals, coupled with pressure on reimbursement rates. The general merchandise departments were impacted by the ongoing sales mix shift from discretionary to consumables as well as increased promotional activities. We expect the increasing rate of pharmaceutical inflation will continue to have a negative impact on earnings in the second quarter of 2014.

Earnings per diluted share for the first quarter of 2014 were $0.17 as compared to $0.31 in same quarter of the prior year. The expiration of the Work Opportunity Tax Credits on December 31, 2013 negatively impacted earnings per diluted share by $0.01. It is anticipated that Congress will approve an extension of these credits later in 2014 with retroactive application.

At May 3, 2014, the balance sheet remained strong with cash and cash equivalents at $8.2 million up from $7.8 million at the same time last year. The inventory balance at the end of the first quarter increased 3.5% to $382.9 million from $369.9 million at the same time last year. The increase was driven by the accelerated pharmacy department growth in line with our reconfiguration plan as well as inflation experienced in the pharmacy department. At the end of the first quarter of 2014, there were no borrowings under our revolving line of credit and total indebtedness was comprised of mortgage liabilities and totaled $4.3 million as compared to $5.8 million at the end of the first quarter of 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2014 and May 4, 2013

Sales

Net sales for the first quarter of 2014 decreased to $498.3 million from $501.5 million in 2013, a year-over-year decrease of $3.2 million or 0.6%. On a comparable store basis, sales decreased 1.9% compared with a 1.3% decrease in the same period last year.

General merchandise (non-pharmacy) sales decreased 7.0% to $290.4 million from $312.3 million in 2013. We experienced sales decreases in departments such as beverages, electronics, food, bed and window and cleaning supplies which were partially offset by sales increases in tobacco, ladies apparel and accessories, and hardware.

The Company’s pharmacy department sales were 40.0% of total sales ($199.4 million) in 2014 compared to 36.1% of total sales ($180.8 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 10.3% over 2013 with third party prescription sales representing approximately 91% of total pharmacy sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of EIRIS Specialty Pharmacy and pharmacy departments in existing store locations.

During the quarter, there were no changes to the franchised locations, with 21 franchised locations at May 3, 2014 and May 4, 2013. Sales to our franchised locations during 2014 were $8.4 million (1.7% of sales) unchanged from the same quarter last year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Pharmaceuticals	39.7%	35.7%
Household Goods	21.3%	22.7%
Food and Tobacco	17.0%	17.6%
Paper and Cleaning Supplies	7.9%	8.4%
Health and Beauty Aids	6.9%	7.4%
Apparel and Linens	5.5%	6.5%
Franchise	1.7%	1.7%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 4.3% over last year while the average customer ticket increased 2.4% to $22.07.

Gross Profit

Gross profit for the first quarter decreased to $142.5 million in 2014 from $151.0 million in 2013, a decrease of $8.5 million or 5.7%. Gross margin, measured as a percentage of sales, was 28.6% in 2014, a decrease of 150 basis points as compared to 30.1% in the same quarter last year. In the quarter, gross margin deleveraging was driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases. Also contributing to the gross margin deleveraging is the general merchandise sales mix shift toward lower margin consumable goods and aggressive promotional activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, decreased to $132.4 million in 2014 from $133.2 million in 2013, a decrease of $0.8 million. As a percentage of sales, selling, general and administrative expenses, including depreciation and amortization remained flat at 26.6% for both 2014 and 2013. For the quarter, an increase in occupancy related costs (55 basis points) was offset by a reduction in insurance expense (32 basis points) and a favorable experience in the gain or loss recorded on the disposal of fixed assets (20 basis points).

Operating Income

Operating income decreased to $10.0 million in 2014 (2.0% of sales) from $17.8 million in 2013 (3.5% of sales). The $7.8 million decrease in operating income is attributable to the $8.5 million decrease in gross profit, driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates, the general merchandise sales mix shift and aggressive promotional activities. The decrease to operating income was partially offset by the $0.8 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first quarter totaled $0.1 million or less than 0.1% of sales, unchanged from the first quarter of 2013.

Income Taxes

The effective income tax rate was 38.2% in 2014 compared to 35.3% in 2013. The increase in the effective income tax rate is primarily the result of the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2013. The federal WOTC are expected to be reinstated in a future quarter in 2014.

Net Income

Net income for the first quarter totaled $6.1 million ($0.17 per diluted share) in 2014 as compared to $11.4 million ($0.31 per diluted share) in 2013, a decrease of $5.3 million. The decrease in net income was due to the $8.5 million decrease in gross profit, driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. Also decreasing gross profit were the general merchandise sales mix shift toward lower margin consumable goods and aggressive promotional activities. The decrease in gross profit was partially offset by a decrease in income tax expense of $2.5 million driven by lower sales which more than offset the higher effective tax rate and the $0.8 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash flow provided by operating activities totaled $16.9 million during the thirteen week period ended May 3, 2014 compared to $17.6 million in the same period of the prior year. Cash generated from operating activities primarily resulted from $6.1 million in year-to-date net income, an increase in operating liabilities of $23.7 million and $9.8 million in depreciation and amortization expense, driven by pharmacy department growth. Offsetting the increases to cash were an inventory increase of $21.4 million, attributed to pharmacy department inflation and growth, and a deferred income tax benefit of $1.6 million.

Net cash used in investing activities totaled $12.8 million during the thirteen week period ended May 3, 2014 compared to $8.5 million in the same period last year. Capital expenditures in the first quarter of 2014 totaled $5.2 million related to existing store and pharmacy expenditures ($3.4 million), technology and other corporate expenditures ($1.0 million) and new store and pharmacy expenditures ($0.8 million). In addition, the Company planned expenditures of approximately $30.0 million in 2014 for the acquisition of prescription lists and other pharmacy related items of which $8.4 million has been spent to date. During the first three months of 2014, we opened two full-service stores and four Xpress pharmacy stores. Fred's also closed four full-service stores and two Xpress pharmacy locations during this period. In 2014, the Company is planning capital expenditures, excluding the acquisition of prescription lists, of approximately $29.1 million. Expenditures are planned totaling $21.2 million for new and existing stores and pharmacies. Planned expenditures also include approximately $5.0 million for technology upgrades and approximately $2.9 million for distribution center equipment and other capital maintenance. Technology upgrades in 2014 will be made in the areas of IT software and hardware and mainframe upgrades. To date, the Company has spent $0.7 million towards these improvements.

Net cash used by financing activities totaled $2.6 million during the thirteen week period ended May 3, 2014 compared to $9.4 million in the same period last year. During the first quarter of 2014, we borrowed and re-paid $147.0 million on our revolving line of credit, paid cash dividends of $2.2 million and paid $0.9 million on our mortgage debt. There were $4.4 million in borrowings outstanding at May 3, 2014 related to real estate mortgages compared to $5.3 million at February 1, 2014. There were no borrowings under the revolving line of credit at May 3, 2014.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;
•	Continued availability of capital and financing;
•	Competitive factors, and the ability to recruit and retain employees;
•	Changes in the merchandise supply chain;
•	Changes in pharmaceutical inventory costs;
•	Changes in reimbursement practices for pharmaceuticals;
•	Governmental regulation;
•	Increases in insurance costs;
•	Cyber security risks;
•	Increases in fuel and utility rates;

•	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 - Legal Contingencies);
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 3, 2014. We are exposed to financial market risks, including changes in interest rates. We had no borrowings under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 3, 2014 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first quarter of 2014, leaving 3.0 million shares available for repurchase at May 3, 2014.

Item 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 12, 2014	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: June 12, 2014	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

