Form 10-Q
period 2014-08-02
FREDS INC
filed 2014-09-11
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2014.

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

The registrant had 36,882,261 shares of Class A voting, no par value common stock outstanding as of September 5, 2014.

FRED'S, INC.

Ex-10.29 Prime Vendor Agreement

Ex-10.30 Amendment to Employment Agreement

Ex-31.1 Section 302 Certification of the CEO

Ex-31.2 Section 302 Certification of the CFO

Ex-32. Section 906 Certification of the CEO and CFO

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	August 2, 2014	February 1,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,088	$6,725
Receivables, less allowance for doubtful accounts of $3,337 and $2,097, respectively	36,767	35,161
Inventories	341,976	361,993
Other non-trade receivables	41,382	39,108
Prepaid expenses and other current assets	12,344	13,245
Total current assets	440,557	456,232
Property and equipment, at depreciated cost	146,283	153,363
Equipment under capital leases, less accumulated amortization of $5,129 and $5,111,
respectively	11	29
Intangibles	65,426	54,580
Other noncurrent assets, net	11,006	3,582
Total assets	$663,283	$667,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,383	$125,925
Current portion of indebtedness	2,024	1,640
Accrued expenses and other	46,095	46,236
Deferred income taxes	24,570	24,446
Total current liabilities	194,072	198,247
Long-term portion of indebtedness	15,181	3,578
Other noncurrent liabilities	15,172	14,413
Total liabilities	224,425	216,238

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
36,868,943 and 36,791,279 shares issued and outstanding, respectively	104,569	102,524
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	-	-
Retained earnings	333,586	348,321
Accumulated other comprehensive income	703	703
Total shareholders’ equity	438,858	451,548
Total liabilities and shareholders’ equity	$663,283	$667,786

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net sales	$491,185	$482,176	$989,449	$983,671
Cost of goods sold	377,516	346,191	733,306	696,667
Gross profit	113,669	135,985	256,143	287,004

Depreciation and amortization	10,210	10,527	20,049	20,828
Selling, general and administrative expenses	129,600	120,245	252,206	243,179
Operating income (loss)	(26,141)	5,213	(16,112)	22,997

Interest expense	163	129	298	264
Income (loss) before income taxes	(26,304)	5,084	(16,410)	22,733

Provision (benefit) for income taxes	(9,870)	1,754	(6,094)	7,992
Net income (loss)	$(16,434)	$3,330	$(10,316)	$14,741

Net income (loss) per share
Basic	$(0.45)	$0.09	$(0.28)	$0.40

Diluted	$(0.45)	$0.09	$(0.28)	$0.40

Weighted average shares outstanding
Basic	36,635	36,521	36,611	36,525
Effect of dilutive stock options	147	164	188	139
Diluted	36,782	36,685	36,799	36,664

Dividends per common share	$0.06	$0.06	$0.12	$0.12

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net income (loss)	$(16,434)	$3,330	$(10,316)	$14,741
Other comprehensive income (expense), net of tax
postretirement plan adjustment	-	-	-	-

Comprehensive income	$(16,434)	$3,330	$(10,316)	$14,741

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income (loss)	$(10,316)	$14,741
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,049	20,828
Net gain on asset disposition	(2,707)	(663)
Provision (benefit) for store closures and asset impairment	14,922	(34)
Stock-based compensation	1,364	1,214
Provision for uncollectible receivables	1,240	171
LIFO reserve increase	2,111	2,516
Deferred income tax benefit	(7,414)	(822)
Income tax (charge) benefit upon exercise of stock options	(58)	32
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	1,668	1,400
Insurance receivables	-	(62)
Inventories	5,932	2,460
Other assets	901	601
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(5,247)	(10,884)
Income taxes payable	(6,022)	(1,265)
Other noncurrent liabilities	729	804
Net cash provided by operating activities	17,152	31,037

Cash flows from investing activities:
Capital expenditures	(11,300)	(13,953)
Proceeds from asset dispositions	3,807	2,245
Asset acquisition, net (primarily intangibles)	(16,545)	(7,790)
Net cash used in investing activities	(24,038)	(19,498)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(992)	(1,152)
Proceeds from revolving line of credit	304,154	170,645
Payments on revolving line of credit	(291,175)	(177,639)
Excess tax charges from stock-based compensation	58	(32)
Proceeds from exercise of stock options and employee stock purchase plan	622	856
Cash dividends paid	(4,418)	(4,409)
Net cash provide by (used in) financing activities	8,249	(11,731)

Increase (decrease) in cash and cash equivalents	1,363	(192)
Cash and cash equivalents:
Beginning of year	6,725	8,129
End of period	$8,088	$7,937

Supplemental disclosures of cash flow information:
Interest paid	$298	$264
Income taxes paid	$8,021	$9,912

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of August 2, 2014, 704 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 357 full service pharmacy departments located within our discount general merchandise stores.

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

Certain prior year amounts have been reclassified to conform to the 2014 presentation (for changes in the balance sheet for state and franchise tax receivables in accrued expenses).

The results of operations for the thirteen week and twenty-six week periods ended August 2, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $38.4 million and $40.4 million at August 2, 2014 and February 1, 2014, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $37.3 million at August 2, 2014 and $35.2 million at February 1, 2014.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at August 2, 2014 is $18.3 million, with the corresponding amount of $21.6 million at February 1, 2014.

In the second quarter of 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenience/pharmacy-centric store model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $11.6 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company will be liquidating in accordance with our new strategy.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance August 2, 2014

Inventory markdown on low-productive inventory	$-	$10.0	$-	$10.0
Inventory provision for freight capitalization expense	$-	$1.6	$-	$1.6
Total:	$-	$11.6	$-	$11.6

NOTE 3: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the FASB ASC 718 “Compensation – Stock Compensation”. Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Stock option expense	$259	$154	$461	$317
Restricted stock expense	386	432	793	793
ESPP expense	55	52	110	104
Total stock-based compensation	$700	$638	$1,364	$1,214

Income tax benefit on stock-based compensation	$183	$183	$359	$342

The fair value of each option granted during the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock Options
Expected volatility	36.6%	38.8%	36.7%	39.0%
Risk-free interest rate	1.8%	1.0%	1.8%	1.0%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.55%	1.34%	1.55%	1.28%

Weighted average fair value at grant date	$5.40	$4.47	$5.39	$4.61

Employee Stock Purchase Plan
Expected volatility	32.5%	31.2%	36.8%	29.3%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.90%	0.90%	0.68%	0.68%

Weighted average fair value at grant date	$4.31	$3.24	$4.23	$3.02

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 26,409 shares issued during the twenty-six weeks ended August 2, 2014. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 2, 2014, there were 832,156 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended August 2, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	31,500	$17.18
Forfeited / Cancelled	(18,310)	$12.30
Exercised	(31,822)	$11.80
Outstanding at August 2, 2014	1,123,797	$12.79	3.3	$3,524

Exercisable at August 2, 2014	481,514	$10.74	1.9	$2,440

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended August 2, 2014 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 2, 2014, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. The total fair value of options vested during the twenty-six weeks ended August 2, 2014 was $234.1 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended August 2, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	111,272	$17.67
Forfeited / Cancelled	(87,604)	$13.31
Vested	(19,578)	$13.24
Non-vested Restricted Stock at August 2, 2014	555,103	$12.81

The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 2, 2014 is $8.8 million with a weighted average remaining contractual life of 5.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 7.1 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 2, 2014 was $266.8 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheet at a reasonable estimate of their fair value as of August 2, 2014 and February 1, 2014. The fair value of the revolving line of credit is consistent with the carrying amount because it is a floating rate obligation. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following dates:

	August 2, 2014		February 1, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$12,878	$12,878	$-	$-
Mortgage loans on land & buildings	4,327	4,582	5,319	5,581

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	August 2, 2014	February 1, 2014
Property and equipment, at cost:

Buildings and building improvements	$115,933	$114,688
Leasehold improvements	78,827	78,101
Automobiles and vehicles	5,597	5,459
Airplane	4,697	4,697
Furniture, fixtures and equipment	270,670	268,771
	475,724	471,716
Less: Accumulated depreciation and amortization	(340,861)	(328,686)
	134,863	143,030
Construction in progress	2,816	1,729
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$146,283	$153,363

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by FASB ASC 360, " Impairment or Disposal of Long-Lived Assets." If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

During the second quarter of 2014, in association with the planned closure of approximately 60 stores in the fourth quarter of 2014, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million, was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company's reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During the first half of 2014, the Company recorded additional markdown reserve to cost of goods sold for the discontinuance of the exit categories of $0.5 million, including $0.3 million for the accelerated recognition of freight capitalization expense, while utilizing $0.1 million of the reserve associated with goods sold in 2014.

Lease Termination

For lease obligations related to closed stores, we record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed). The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations”. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

A lease obligation still exists for some store closures that occurred in 2008. During the first six months of fiscal 2014, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at August 2, 2014.

The following table illustrates the exit and disposal reserves related to the store closures and strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance August 2, 2014

Inventory markdowns for discontinuance of exit categories	$1.7	$0.2	$(0.1)	$1.8
Inventory provision for freight capitalization expense, exit categories	$-	$0.3	$-	$0.3
Lease contract termination liability, 2008 closures	$0.1	$-	$-	$0.1
Total:	$1.8	$0.5	$(0.1)	$2.2

We expect to record additional charges related to the planned closure of approximately 60 stores in fiscal 2014. These charges will be primarily associated with inventory markdowns and lease terminations. Non-cash charges associated with the liquidation of inventory are anticipated to be in the range of $5.5 million to $6.5 million. Charges associated with lease terminations are expected to be in the range of $1.5 million to $2.5 million. Additional one-time charges to selling, general and administrative expenses associated with going out of business activities are anticipated to be in the range of $3.5 million to $4.5 million.

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	August 2, 2014	August 3, 2013	February 1, 2014

Accumulated other comprehensive income	$703	$794	$794
Amortization of postretirement benefit	-	-	(91)
Ending balance	$703	$794	$703

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $159.4 thousand and $150.5 thousand for the twenty six weeks ended August 2, 2014 and August 3, 2013, respectively.

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

NOTE 11: NEW PRIME VENDOR AGREEMENT WITH PRIMARY PHARMACEUTICAL WHOLESALER

On August 6, 2014, the Company entered into a Prime Vendor Agreement (the “Agreement”) with Cardinal Health, Inc., one of the nation’s largest healthcare services companies. Cardinal Health will serve as Fred’s new primary wholesale supplier for branded and generic pharmaceuticals under a multi-year agreement beginning on October 1, 2014. The agreement with Cardinal Health will replace the current Prime Vendor Agreement the Company has with AmerisourceBergen Drug Corporation, which will expire in accordance with the contract on September 30, 2014.

Under the Agreement, Fred’s and Cardinal Health will establish a mutually beneficial strategic alliance designed to support Fred’s key initiative of rapid pharmacy growth, and build on a foundation of premier supply chain and asset management tools. The initial term of the Agreement will commence on October 1, 2014 and shall continue through the longer of 1) March 31, 2018 or 2) the date upon which the Company’s net aggregate generic purchases reach a certain purchase requirement, provided that date is not before September 30, 2017.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of August 2, 2014, 704 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 357 full service pharmacies in our stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 84% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

Fred’s caters to value-oriented, budget-conscious, primarily female shoppers who prefer convenience over the hassles of big-box shopping. Similar to the other retailers in this sector, our customers have continued to be negatively impacted by the pressures of the current macroeconomic environment. Those primary pressures include employment challenges, the rising costs of food, gasoline and energy, increasing payroll taxes and the uncertainty of medical expenses just as the deadline to sign up for the Affordable Care Act ended on March 31, 2014. While some of these key factors have shown signs of improvement, the uncertainty about the length of time it will take for the economy to recover and the strength of that recovery has left consumers wary and understandably conservative. As a percent of total sales, spending in our discretionary merchandise categories, which we classify as Household Goods and Apparel and Linens, declined to 26.1% of net sales at the end of the second quarter of 2014 as compared to 28.3% at the end of the first quarter of 2013.

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

In our first quarter press release filed Thursday, May 29, 2014, the Company announced updates to our reconfiguration plan in fiscal 2014. We have learned through extensive research that customers use Fred’s for their "need it now" convenience trips. We see this as an opportunity to further leverage non-consumable, higher margin "immediate need" convenience departments which include Bed, Bath, Kitchen, Home Improvement (which includes Hardware), Seasonal and Pet.

Also as an outcome of the extensive research performed in the first half of the year, during the second quarter of 2014, the Company embarked on a promotional program to reduce low-productive inventory that does not fit the go-forward convenience/pharmacy-centric store model and its gross margin return-on-investment (GMROI) objectives. An $11.9 million lower of cost or market write-down of this promotional inventory was recorded in the second quarter. The reduction of these SKUs will make way for our improved convenience/pharmacy-centric store model. In addition, the Company plans to close approximately 60 under-performing stores by the end of the fourth quarter of 2014. As a result, a write-down of the fixed assets also was recorded in the second quarter, which totaled $2.9 million. The stores selected for closure contribute less than the Company’s average return on invested capital and do not have pharmacy departments. The closures are in line with the reconfiguration plan launched in the first quarter of 2013 and the capital previously spent to operate these locations will be used to invest in pharmacy acquisitions. The closures will take place primarily in the fourth quarter of 2014, during which time the Company will also record the write down of inventory, the closed stores' lease liability, and additional one-time charges in the range of $10.5 million to $13.5 million.

Beginning in the second quarter, we implemented marketing and branding changes to emphasize those “need it now” trips and drive customer traffic. We began relaying our stores with a new front-end configuration for a faster checkout and a realignment of category adjacencies to highlight and brand our in-store convenience centers. The front end of our stores will be re-laid with power displays and pallets, along with a faster check-out configuration, all focused on ease of shopping and designed to become the convenient, small-box store of choice.

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration was 50% at the end of 2012 and 52% at the end of 2013 and the second quarter of 2014. Under the reconfiguration plan, we are increasing pharmacy department penetration to 65% to 70% by the end of 2015. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, open all new stores with a pharmacy department and make opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. Our pharmacy departments should continue to benefit from the aging U.S. population, an expected increase in patient prescription compliance and newly insured customers under the Affordable Care Act.

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

In the second quarter of 2014, the Company announced the execution of a new prime vendor multi-year agreement with pharmacy wholesaler Cardinal Health to serve as Fred’s new primary wholesale supplier for branded and generic pharmaceuticals beginning on October 1, 2014. Under the prime vendor agreement, Fred’s and Cardinal Health will establish a mutually beneficial strategic alliance designed to support Fred’s key initiative of rapid pharmacy growth, and build on a foundation of premier supply chain and asset management tools.

Second Quarter 2014 Financial Results

As reported in our earnings release published on August 28, 2014, sales in the second quarter of 2014 increased 2% to $491.2 million from $482.2 million in the second quarter of 2013. Comparable store sales for the quarter declined 0.1 % as compared to an increase of 2.2% in the same quarter last year. For the first six months of 2014, sales increased 1% to $989.4 million from $983.7 million in the year earlier period. Comparable store sales for the first half of the year decreased 1.0% as compared to an increase of 0.5% in the year earlier period. As a percent of sales, pharmacy department sales increased to 40.4% of sales in the second quarter and 40.1% of sales in the first six months, continuing to rank as the top department in our stores.

Fred's gross profit for the second quarter of 2014, including the provision for inventory reserve, decreased 16% to $113.7 million from $136.0 million in the prior-year period. Gross margin for the quarter decreased to 23.1% from 28.2% in the same quarter last year. Excluding the impact of the inventory provision, gross margin was 25.6%, 260 basis points below last year. The decrease is attributable to vendor-related cost pressures on pharmacy department sales and the aggressive advertising to kick off the new marketing programs.

Gross profit for the first half of 2014, including the provision for inventory reserve, decreased to $256.1 million from $287.0 million in the prior-year period. Gross margin for the six-month period decreased to 25.9% compared with 29.2% in the prior-year period. Excluding the impact of the inventory provision, gross margin was 27.1%, 210 basis points below last year.

For the second quarter ended August 2, 2014, Fred's net loss totaled ($16.4) million or ($0.45) per share compared with net income of $3.3 million or $0.09 per share for the second quarter ended August 3, 2013. Excluding the provision for inventory reserve and impairment of closed stores' fixed assets, Fred’s net loss for the second quarter was ($7.1) million or ($0.19) per share. Fred's net loss for the first six months of fiscal 2014 was ($10.3) million or ($0.28) per share versus net income of $14.7 million or $0.40 per share in the year-earlier period. Excluding the provision for inventory reserve and impairment of closed stores' fixed assets, net loss for the first half of the year was ($1.0) million or ($0.03) per share.

We expect the investments and changes made in 2014 will bring stronger financial performance in 2015 and beyond, while allowing us to continue our growth. Our customers have already seen a difference, and the reaction is positive as measured by improved customer transactions throughout the second quarter. Our model of stores with pharmacies continues to achieve strong operating profit and margins. Growth in pharmacy toward the 65% to 70% penetration target and improving the general merchandise financial performance continue to be the core goals for the future success of Fred's.

At August 2, 2014, the balance sheet remained strong with cash and cash equivalents at $8.1 million up from $7.9 million at the same time last year. The inventory balance at the end of the second quarter decreased 1.8% to $342.0 million from $348.3 million at the same time last year. Excluding the provision for inventory reserve, the inventory balance at August 2, 2014 increased 1.6% to $353.8 million. The increase was driven by the accelerated pharmacy department growth in line with our reconfiguration plan as well as inflation experienced in the pharmacy department. At the end of the second quarter of 2014, there were borrowings of $13.0 million under our revolving line of credit and total indebtedness related to mortgage liabilities totaled $4.3 million as compared to $5.2 million at the end of the second quarter of 2013.

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

In the second quarter of 2014, the Company made a change to the revenue recognition policy concerning gift card breakage. The Company sells gift cards for which the revenue is recognized at time of redemption. The Company has stated in our Form 10-K, filed April 17, 2014, that we will begin to recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage") and that the Company had not recognized any revenue from gift card breakage since the inception of the program in 2004 and did not intend to record any gift card breakage revenue until there was more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.

Utilizing 10 years of gift card data provided by third party vendor Bank of America, a clear redemption and breakage trend emerged. Fred’s gift cards hit their redemption peak of approximately 87% by the end of third year of activation, resulting in a 13% breakage trend. In addition, Fred’s gift card liability is governed by Tennessee’s escheat laws which state that gift cards issued after 1998 are not considered abandoned property. Therefore, the Company has changed the estimate of gift card breakage revenue during the second quarter of 2014 and recognized $0.9 million of gift card revenue, or $0.02 per share. Going forward, the balance on gift cards activated at least 36 months will be considered to represent gift card breakage and the liability balance on those cards will be recognized as part of revenue.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 2014 and August 3, 2013

Sales

Net sales for the second quarter of 2014 increased to $491.2 million from $482.2 million in 2013, a year-over-year increase of $9.0 million or 1.9%. On a comparable store basis, sales decreased 0.1% with a 2.2% increase in the same period last year.

General merchandise (non-pharmacy) sales decreased 4.6% to $285.3 million from $298.9 million in 2013. We experienced sales decreases in departments such as electronics, bed and window, food, beverage and toys which were partially offset by sales increases in promotional goods, photo, hardware and ladies accessories.

The Company’s pharmacy department sales were 40.4% of total sales ($198.3 million) in 2014 compared to 36.3% of total sales ($175.2 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 13.2% over 2013 with third party prescription sales representing approximately 92% of total pharmacy sales, 1% above the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of EIRIS Specialty Pharmacy and pharmacy departments in existing store locations.

During the quarter, there were no changes to the franchised locations, with 21 franchised locations at August 2, 2014 and August 3, 2013. Sales to our franchised locations during 2014 were $7.6 million (1.6% of sales) compared to $8.1 million (1.7% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
Pharmaceuticals	40.4%	36.4%
Household Goods	21.9%	22.6%
Food and Tobacco	16.9%	17.8%
Paper and Cleaning Supplies	8.4%	8.8%
Health and Beauty Aids	6.6%	7.0%
Apparel and Linens	4.2%	5.7%
Franchise	1.6%	1.7%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 2.6% over last year while the average customer ticket increased 2.5% to $21.14.

Gross Profit

Gross profit for the second quarter decreased to $113.7 million in 2014 from $136.0 million in 2013, a decrease of $22.3 million or 16.4%. Gross margin, measured as a percentage of sales, was 23.1% in 2014, a decrease of 510 basis points as compared to 28.2% in the same quarter last year. In the quarter, gross margin was negatively impacted by a reserve for inventory clearance of product that management identified as low-productive and a reserve for inventory markdowns on the discontinuance of product categories that the Company has decided to exit. Gross margin deleveraging was also driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases. Also contributing to the gross margin deleveraging were lower pharmacy rebates despite a year over year sales increase and aggressive promotional activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $139.8 million (28.4% of sales) in 2014 from $130.8 (27.1% of sales) million in 2013, an increase of $9.0 million. The 130 basis points deleveraging in the second quarter was comprised of an increase in occupancy related costs (56 basis points) and an unfavorable experience in the gain or loss recorded on the disposal of fixed assets (54 basis points) resulting from a reserve for the impairment of fixed assets due to planned store closings in the fourth quarter. Also contributing to the deleveraging were increased payroll expense (23 basis points) driven by pharmacy department growth and higher advertising expense (23 basis points) associated with our new marketing program that began in late May. The deleveraging was partially offset by a reduction in insurance expense (14 basis points) and lower depreciation and amortization expense (10 basis points), primarily the result of extending the useful life of the pharmacy department intangible script files from five to seven years in the fourth quarter of 2013.

Operating Income (Loss)

Operating loss was ($26.1) million or (5.3%) of sales in 2014 compared to operating income of $5.2 million or 1.1% of sales in 2013. The $31.3 million decrease in operating income is attributable to the $22.3 million decrease in gross profit, driven by inventory reserves for clearance of product and the discontinuance of certain product categories, extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates, lower pharmacy department rebates and aggressive promotional activities. Also decreasing operating income was the $9.0 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the second quarter totaled $0.2 million or less than 0.1% of sales, compared to $0.1 million or less than 0.1% of sales in the second quarter of 2013.

Income Taxes

The effective income tax rate for the second quarter of 2014 was 37.5% compared to 34.5% in the second quarter of 2013. The increase in the effective income tax rate is primarily the result of the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2013. The federal WOTC are expected to be reinstated in a future quarter in 2014. Income tax benefit for the quarter was ($9.9) million compared to income tax expense of $1.8 million in the second quarter of 2013.

Net Income (Loss)

Net loss for the second quarter totaled ($16.4) million or ($0.45) per diluted share in 2014 as compared to net income of $3.3 million or $0.09 per diluted share in 2013, a decrease of $19.7 million. The decrease in net income was due to the $22.3 million decrease in gross profit, driven by inventory reserves for the clearance of product and the discontinuance of certain product categories, extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates, lower pharmacy department rebates and aggressive promotional activities. Net income also decreased due to the $9.0 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The decrease in gross profit was partially offset by a decrease in income tax expense of $11.6 million driven by lower gross profit which more than offset the higher effective tax rate.

Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013

Sales

Net sales for the first half of 2014 increased to $989.4 million from $983.7 million in 2013, a year-over-year increase of $5.7 million or 0.6%. On a comparable store basis, sales decreased 1.0% ($9.4 million) compared with a 0.5% ($3.9 million) increase in the same period last year.

General merchandise (non-pharmacy) sales decreased 5.8% to $575.7 million in 2014 from $611.2 million in 2013. The decrease resulted primarily from categories such as beverages, electronics, bed and window, cleaning supplies and home furnishings which were partially offset by sales increases in promotional inventory, photo, tobacco and ladies apparel.

The Company’s pharmacy department sales were 40.2% of total sales ($397.7 million) in 2014 compared to 36.2% of total sales ($356.0 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 11.7% over 2013 with third party prescription sales representing approximately 92% of total pharmacy sales, 1% above the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations, in line with our reconfiguration plan.

During the first half of 2014, there were no changes to franchised locations leaving 21 franchised locations as of August 2, 2014 and August 3, 2013. Sales to our franchised locations during 2013 decreased to $16.0 million (1.6% of sales) from $16.4 million (1.7% of sales) in 2013. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Pharmaceuticals	40.1%	36.1%
Household Goods	21.6%	22.6%
Food and Tobacco	16.9%	17.7%
Paper and Cleaning Supplies	8.2%	8.6%
Health and Beauty Aids	6.7%	7.2%
Apparel and Linens	4.9%	6.1%
Franchise	1.6%	1.7%
	100.0%	100.0%

For the first half, comparable store customer traffic decreased 3.4% over last year and the average customer ticket increased 2.4% to $21.60.

Gross Profit

Gross profit for the first half of 2014 decreased to $256.1 million from $287.0 million in 2013, a year-over-year decrease of $30.9 million or 10.8%. Gross margin, measured as a percentage of sales was 25.9% in 2014 as compared to 29.2% last year. In the first half of 2014, gross margin deleveraging was negatively impacted by a reserve for inventory clearance of product that management identified as low-productive and a reserve for inventory markdowns on the discontinuance of product categories that the Company has decided to exit. The gross margin deleveraging was also driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases. Also contributing to the gross margin deleveraging were lower pharmacy rebates despite a year over year sales increase and aggressive promotional activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization was $272.3 million in the first half of 2014 (27.5% of sales) as compared to $264.0 million in 2013 (26.9% of sales). The 60 basis points deleveraging in the first six months of 2014 was comprised of approximately 56 basis points deleveraging due to increased occupancy related costs, increased payroll expense (28 basis points) driven by the year over year pharmacy department growth and an unfavorable experience in the gain or loss recorded on the disposal of fixed assets (16 basis points) resulting from a reserve for the impairment of fixed assets due to planned store closings in the fourth quarter. The deleveraging was partially offset by a reduction in insurance expense (23 basis points) and lower depreciation and amortization expense (9 basis points), primarily the result of extending the useful life of the pharmacy department intangible script files from five to seven years in the fourth quarter of 2013.

Operating Income (Loss)

Operating loss was ($16.1) million or (1.6%) of sales in 2014 as compared to operating income of $23.0 million or 2.3% of sales in 2013. The year-over-year decrease of $39.1 million is attributable to the $30.9 million decrease in gross profit that was driven by inventory reserves for the clearance of product and the discontinuance of certain product categories, extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates, lower pharmacy department rebates and aggressive promotional activities. Also decreasing operating income was the $8.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2014 totaled $0.3 million or less than 0.1% of sales, unchanged from 2013.

Income Taxes

The effective income tax rate for the year-to-date period was 37.1% in 2014 compared to 35.2% in 2013.  The increase in the effective income tax rate is primarily the result of the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2013. The federal WOTC are expected to be reinstated in a future quarter in 2014. Income tax benefit for the year was ($6.1) million compared to income tax expense of $8.0 million in 2013. The benefit resulting from an operating loss more than offset the higher effective tax rate.

Net Income (Loss)

Net loss was ($10.3) million or ($0.28) per diluted share in 2013 as compared to $14.7 million or $0.40 per diluted share in 2013, a decrease of $25.1 million. The decrease in net income was due to the $30.9 million decrease in gross profit that was driven by inventory reserves for the clearance of product and the discontinuance of certain product categories, generic pharmaceutical inflation combined with pressure on generic pharmaceutical reimbursement rates, lower pharmacy department rebates and aggressive promotional activities and the $8.3 million of increased selling, general and administrative expenses as described in the Selling, General and Administrative section above. These increases more than offset the $14.1 million decrease in income tax expense driven by the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash flow provided by operating activities totaled $17.2 million during the twenty-six week period ended August 2, 2014 compared to $31.0 million in the same period of the prior year. Cash generated from operating activities primarily resulted from $20.0 million in depreciation and amortization expense, driven by pharmacy department growth and an increase in our reserves of $14.9 million resulting from our promotional inventory strategy and decision to close stores in the fourth quarter. Also contributing to operating cash flow was an inventory decrease of $5.9 million, an increase to the LIFO reserve of $2.1 million and an increase in trade and non-trade receivables of $1.7 million. Offsetting the increases to cash were a net loss of $10.3 million, a decrease in operating liabilities of $10.5 million and a deferred income tax benefit of $7.4 million.

Net cash used in investing activities totaled $24.1 million during the twenty-six week period ended August 2, 2014 compared to $19.5 million in the same period last year. Capital expenditures in the first half of 2014 totaled $11.3 million related to existing store and pharmacy expenditures ($7.2 million), technology and other corporate expenditures ($2.6 million) and new store and pharmacy expenditures ($1.5 million). In addition, the Company planned expenditures of approximately $45.9 million in 2014 for the acquisition of prescription lists and other pharmacy related items of which $16.5 million has been spent to date. During the first half of 2014, we opened two full-service stores and seven Xpress pharmacy stores. Fred's also closed five full-service stores and four Xpress pharmacy locations during this period. In 2014, the Company is planning capital expenditures, excluding the acquisition of prescription lists, of approximately $28.5 million. Expenditures are planned totaling $21.9 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.9 million for technology upgrades and approximately $2.7 million for distribution center equipment and other capital maintenance. Technology upgrades in 2014 will be made in the areas of IT software and hardware and mainframe upgrades. To date, the Company has spent $1.8 million towards these improvements.

Net cash generated by financing activities totaled $8.2 million during the twenty-six week period ended August 2, 2014 while net cash used by financing activities was $11.7 million in the same period last year. During the first half of 2014, we borrowed $304.2 million and repaid $291.2 on our revolving line of credit, paid cash dividends of $4.4 million and paid $1.0 million on our mortgage debt. There were $4.3 million in borrowings outstanding at August 2, 2014 related to real estate mortgages compared to $5.3 million at February 1, 2014. There were $13.0 million of borrowings under the revolving line of credit at August 2, 2014.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of August 2, 2014. We are exposed to financial market risks, including changes in interest rates. There were $13.0 million of borrowings at August 2, 2014, and no borrowings as of August 3, 2013, under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. The weighted average interest rate on borrowings outstanding at August 2, 2014 was 1.54%. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended August 2, 2014 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first half of 2014, leaving 3.0 million shares available for repurchase at August 2, 2014.

Item 6. Exhibits

Exhibits
****10.29	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Cardinal Health 110, LLC and Cardinal Health 410, LLC as of October 1, 2014.
**10.30	Amendment to Employment Agreement, dated July 30, 2014, between the Company and Bruce A. Efird
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

** Filed Herewith

**** Confidential treatment requested under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 11, 2014	/s/ Bruce A. Efird
Bruce A. Efird
Chief Executive Officer and President

Date: September 11, 2014	/s/ Jerry A. Shore
Jerry A. Shore
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

