Form 10-Q
period 2014-11-01
FREDS INC
filed 2014-12-11
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2014.

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

The registrant had 36,915,375 shares of Class A voting, no par value common stock outstanding as of December 5, 2014.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of November 1, 2014 (unaudited) and February 1, 2014	3

Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 1, 2014 (unaudited) and November 2, 2013 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 1, 2014 (unaudited) and November 2, 2013 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2014 (unaudited) and November 2, 2013 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 – Controls and Procedures	21

Part II - Other Information	22-23

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	24

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	November 1, 2014	February 1,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,595	$6,725
Receivables, less allowance for doubtful accounts of $2,394 and $2,097, respectively	41,452	35,161
Inventories	352,323	361,993
Other non-trade receivables	48,956	39,108
Prepaid expenses and other current assets	13,202	13,245
Total current assets	463,528	456,232
Property and equipment, at depreciated cost	145,734	153,363
Equipment under capital leases, less accumulated amortization of $5,138 and $5,111, respectively	2	29
Intangibles	74,047	54,580
Other noncurrent assets, net	12,153	3,582
Total assets	$695,464	$667,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,184	$125,925
Current portion of indebtedness	1,430	1,640
Accrued expenses and other	52,706	46,236
Deferred income taxes	24,185	24,446
Total current liabilities	238,505	198,247
Long-term portion of indebtedness	2,205	3,578
Other noncurrent liabilities	27,795	14,413
Total liabilities	268,505	216,238

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,915,375 and 36,791,279 shares issued and outstanding, respectively	105,317	102,524
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	320,939	348,321
Accumulated other comprehensive income	703	703
Total shareholders’ equity	426,959	451,548
Total liabilities and shareholders’ equity	$695,464	$667,786

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	$476,175	$460,542	$1,465,624	$1,444,213
Cost of goods sold	352,686	320,305	1,085,992	1,016,972
Gross profit	123,489	140,237	379,632	427,241

Depreciation and amortization	10,259	10,631	30,308	31,459
Selling, general and administrative expenses	129,809	118,970	382,015	362,149
Operating income (loss)	(16,579)	10,636	(32,691)	33,633

Interest expense	107	113	405	377
Income (loss) before income taxes	(16,686)	10,523	(33,096)	33,256

Provision (benefit) for income taxes	(6,252)	3,215	(12,346)	11,207
Net income (loss)	$(10,434)	$7,308	$(20,750)	$22,049

Net income (loss) per share
Basic	$(0.28)	$0.20	$(0.57)	$0.60

Diluted	$(0.28)	$0.20	$(0.56)	$0.60

Weighted average shares outstanding
Basic	36,691	36,558	36,650	36,532
Effect of dilutive stock options	122	165	166	147
Diluted	36,813	36,723	36,816	36,679

Dividends per common share	$0.06	$0.06	$0.18	$0.18

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income (loss)	$(10,434)	$7,308	$(20,750)	$22,049
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income	$(10,434)	$7,308	$(20,750)	$22,049

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income (loss)	$(20,750)	$22,049
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30,308	31,459
Net gain on asset disposition	(3,125)	(1,446)
Provision (benefit) for store closures and asset impairment	14,177	(45)
Stock-based compensation	1,962	1,944
Provision for uncollectible receivables	297	636
LIFO reserve increase	2,368	1,904
Deferred income tax benefit	(8,991)	(2,970)
Income tax (charge) benefit upon exercise of stock options	(68)	20
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(4,836)	(1,612)
Insurance receivables	(16)	298
Inventories	(4,173)	(34,144)
Other assets	43	(2,308)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	39,914	38,188
Income taxes payable	(10,495)	(586)
Other noncurrent liabilities	13,336	4,122
Net cash provided by operating activities	49,951	57,509

Cash flows from investing activities:
Capital expenditures	(17,885)	(20,582)
Proceeds from asset dispositions	4,510	3,258
Insurance recoveries for replacement assets	-	176
Asset acquisition, net (primarily intangibles)	(28,322)	(13,053)
Net cash used in investing activities	(41,697)	(30,201)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(1,583)	(1,229)
Proceeds from revolving line of credit	383,568	192,661
Payments on revolving line of credit	(383,568)	(199,647)
Excess tax charges from stock-based compensation	68	(20)
Proceeds from exercise of stock options and employee stock purchase plan	762	1,004
Cash dividends paid	(6,631)	(6,621)
Net cash used in financing activities	(7,384)	(13,852)

Increase (decrease) in cash and cash equivalents	870	13,456
Cash and cash equivalents:
Beginning of year	6,725	8,129
End of period	$7,595	$21,585

Supplemental disclosures of cash flow information:
Interest paid	$405	$377
Income taxes paid	$8,044	$14,784

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of November 1, 2014, 703 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are 362 full service pharmacy departments located within our discount general merchandise stores.

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

The results of operations for the thirteen week and thirty-nine week periods ended November 1, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $41.2 million and $40.4 million at November 1, 2014 and February 1, 2014, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $37.6 million at November 1, 2014 and $35.2 million at February 1, 2014.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at November 1, 2014 is $20.0 million, with the corresponding amount of $21.6 million at February 1, 2014.

In the second quarter of 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $11.6 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company will be liquidating in accordance with our new strategy. To date, the Company has utilized $2.7 million of the reserve associated with goods sold in 2014.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance November 1, 2014

Inventory markdown on low-productive inventory	$-	$10.0	$(2.3)	$7.7
Inventory provision for freight capitalization expense	$-	$1.6	$(0.4)	$1.2
Total	$-	$11.6	$(2.7)	$8.9

NOTE 3: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the FASB ASC 718 “Compensation – Stock Compensation.” Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Stock option expense	$201	$147	$662	$464
Restricted stock expense	342	531	1,135	1,324
ESPP expense	55	52	165	156
Total stock-based compensation	$598	$730	$1,962	$1,944

Income tax benefit on stock-based compensation	$149	$218	$508	$560

The fair value of each option granted during the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock Options
Expected volatility	35.9%	38.4%	36.2%	38.9%
Risk-free interest rate	2.0%	1.2%	1.9%	1.0%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.61%	1.41%	1.59%	1.30%

Weighted average fair value at grant date	$4.73	$4.81	$4.96	$4.64

Employee Stock Purchase Plan
Expected volatility	29.1%	29.5%	34.2%	29.4%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected option life (in years)	0.75	0.75	0.5	0.5
Expected dividend yield	1.35%	1.35%	0.90%	0.90%

Weighted average fair value at grant date	$4.35	$3.42	$4.30	$3.15

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 41,726 shares issued during the thirty-nine weeks ended November 1, 2014. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of November 1, 2014, there were 816,839 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended November 1, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	96,500	$15.81
Forfeited / Cancelled	(25,510)	$12.78
Exercised	(34,622)	$11.63
Outstanding at November 1, 2014	1,178,797	$12.92	2.6	$3,433

Exercisable at November 1, 2014	483,914	$10.79	0.9	$2,380

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended November 1, 2014 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of November 1, 2014, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. The total fair value of options vested during the thirty-nine weeks ended November 1, 2014 was $268.2 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended November 1, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	136,272	$17.35
Forfeited / Cancelled	(78,510)	$13.72
Vested	(32,223)	$12.94
Non-vested Restricted Stock at November 1, 2014	576,552	$14.41

The aggregate pre-tax intrinsic value of restricted stock outstanding as of November 1, 2014 is $9.1 million with a weighted average remaining contractual life of 5.8 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 7.1 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended November 1, 2014 was $425.8 thousand.

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

•	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3, defined as unobservable inputs for the asset or liability.

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheets at a reasonable estimate of their fair value as of November 1, 2014 and February 1, 2014. No borrowings on the revolving line of credit existed at the balance sheet date. The fair value of our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	November 1, 2014		February 1, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans on land & buildings	3,711	4,512	5,319	5,581

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	November 1, 2014	February 1, 2014
Property and equipment, at cost:

Buildings and building improvements	$116,494	$114,688
Leasehold improvements	79,933	78,101
Automobiles and vehicles	5,714	5,459
Airplane	4,697	4,697
Furniture, fixtures and equipment	272,117	268,771
	478,955	471,716
Less: Accumulated depreciation and amortization	(345,933)	(328,686)
	133,022	143,030
Construction in progress	4,108	1,729
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$145,734	$153,363

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by FASB ASC 360, "Impairment or Disposal of Long-Lived Assets." If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

During the second quarter of 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Five stores were closed in the third quarter, and approximately 47 stores will close in the fourth quarter of 2014. In the third quarter of 2014, the Company utilized $0.2 million of the reserve associated with fixed assets and leasehold improvements for the five stores that closed leaving $2.7 million remaining in the reserve as of November 1, 2014.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million, was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company's reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During the first nine months of 2014, the Company recorded an additional markdown reserve to cost of goods sold for the discontinuance of the exit categories of $0.7 million, including $0.3 million for the accelerated recognition of freight capitalization expense, while utilizing $1.4 million of the reserve associated with goods sold in 2014.

In the third quarter of 2014, we recorded a below-cost inventory adjustment of approximately $3.3 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market on inventory in approximately 47 stores that are planned for closure in the fourth quarter of fiscal 2014. The adjustment was recorded to cost of goods sold in the Consolidated Statements of Income for the thirteen and thirty-nine week periods ended November 1, 2014.

Lease Termination

For lease obligations related to closed stores, we record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed). The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by FASB ASC 420, “Exit or Disposal Cost Obligations.” Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

A lease obligation still exists for some store closures that occurred in 2008. During the first nine months of fiscal 2014, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at November 1, 2014.

The following table illustrates the exit and disposal reserves related to the store closures and strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance November 1, 2014

Inventory markdowns for discontinuance of exit categories	$1.7	$0.4	$(1.2)	$0.9
Inventory provision for freight capitalization expense, exit categories	$-	$0.3	$(0.2)	$0.1
Inventory markdowns for 2014 planned closures	$-	$2.0	$-	$2.0
Inventory provision for freight capitalization expense, 2014 planned closures	$-	$1.3	$-	$1.3
Lease contract termination liability, 2008 closures	$0.1	$-	$-	$0.1
Total	$1.8	$4.0	$(1.4)	$4.4

We expect to record the lease termination costs related to the planned closure of approximately 47 stores in the fourth quarter of 2014. Charges associated with lease terminations are expected to be in the range of $0.3 million to $0.6 million. Additional one-time charges to selling, general and administrative expenses associated with going out of business activities are anticipated to be in the range of $2.5 million to $3.5 million.

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	November 1, 2014	November 2, 2013	February 1, 2014

Accumulated other comprehensive income	$703	$794	$794
Amortization of postretirement benefit	-	-	(91)
Ending balance	$703	$794	$703

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $234.6 thousand and $225.7 thousand for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter; however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies,” the Company does not believe at this time that a loss in this matter is probable.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

NOTE 11: NEW PRIME VENDOR AGREEMENT WITH PRIMARY PHARMACEUTICAL WHOLESALER

On August 6, 2014, the Company entered into a Prime Vendor Agreement (the “Agreement”) with Cardinal Health, Inc., one of the nation’s largest healthcare services companies. Cardinal Health will serve as Fred’s new primary wholesale supplier for branded and generic pharmaceuticals under a multi-year agreement that began on October 1, 2014. The agreement with Cardinal Health replaced the Prime Vendor Agreement the Company had with AmerisourceBergen Drug Corporation, which expired in accordance with the contract on September 30, 2014.

Under the Agreement, Fred’s and Cardinal Health established a mutually beneficial strategic alliance designed to support Fred’s key initiative of rapid pharmacy growth, and build on a foundation of premier supply chain and asset management tools. The initial term of the Agreement commenced on October 1, 2014 and shall continue through the longer of 1) March 31, 2018 or 2) the date upon which the Company’s net aggregate generic purchases reach a certain purchase requirement, provided that date is not before September 30, 2017.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of November 1, 2014, 703 discount general merchandise stores, including 21 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 362 full service pharmacies in our stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 84% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

In the first quarter of 2013, the Company announced the launch of our three-year reconfiguration plan to regain the momentum we had in the prior three years in driving toward our 4% operating margin goal. In 2009, 2010 and 2011, our operating income as a percent of sales was 2.1%, 2.5% and 2.7%, respectively. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

In our first quarter press release filed Thursday, May 29, 2014, the Company announced updates to our reconfiguration plan in fiscal 2014. We confirmed through extensive research that customers use Fred’s for their "need it now" convenience trips. We see this as an opportunity to further leverage non-consumable, higher margin "immediate need" convenience departments which include Bed, Bath, Kitchen, Home Improvement (which includes Hardware), Seasonal and Pet.

Also as an outcome of the extensive research performed in the first half of the year, during the second quarter of 2014, the Company embarked on a promotional program to reduce low-productive inventory that does not fit the go-forward convenient and pharmacy healthcare services model and its gross margin return-on-investment (GMROI) objectives. An $11.9 million lower of cost or market write-down of this promotional inventory was recorded in the second quarter. The Company incurred $2.3 million of above-cost markdowns from sales of this inventory during the third quarter of 2014. The reduction of these SKUs will make way for our improved convenient and pharmacy healthcare services model.

In line with the reconfiguration plan, the Company closed five under-performing stores in the third quarter of 2014 and has announced it will close 47 additional stores by the end of the fourth quarter of 2014. As a result, a write-down of the fixed assets in these closed stores was recorded in the second quarter, which totaled $2.9 million, and a $3.3 million lower of cost or market write down of the closed store inventory was recorded in the third quarter. In the fourth quarter of 2014, the Company will record the closed stores’ lease liability and additional one-time charges associated with closing the stores in the range of $7.2 million to $10.2 million. The stores selected for closure contribute less than the Company’s average return on invested capital and do not have pharmacy departments. Capital previously spent to operate these locations will be used to invest in pharmacy acquisitions.

To further help drive the store performance, the Company is collectively focused on those initiatives that will drive the success of Fred’s into 2015 and beyond. The first principle includes building the talent at Fred’s that will drive profitability and growth. Toward that effort, the Company announced October 24, 2014, the promotion of Craig Barnes from Senior Vice President, Global Sourcing and Hardlines to Executive Vice President, General Merchandise Manager and anticipate filling the President and Chief Operating Officer position by the end of fiscal 2014.

The second principle is to implement the structure, processes and disciplines that coordinate efforts throughout the organization. We have taken significant steps this year to reinstill disciplines, processes and structure into our organization and will leverage this progress to improve the level of execution in our stores. A few of the major processes that will drive successful performance include our business and line review in all our product categories, life-cycle management of our seasonal inventory and our in-store marketing initiatives.

The third principle is to refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. While internet purchases will continue to increase, convenience will drive traffic in the future. We are now piloting a revamped front-end store model in five of our stores. Early indications show that comparable store sales have increased double-digits in the revamped stores. We will continue to refine our model using key performance indicators such as traffic, sales mix, gross margin return on investment and inventory turn. We plan to roll out the new model in 20 of our stores each month for the first six months of 2015.

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration was 50% at the end of 2012, as compared to 53% at the end of the third quarter of 2014. Under the reconfiguration plan, we are increasing pharmacy department penetration to between 65% to 70% by the end of 2015. To achieve this goal, we will concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. Our pharmacy departments should continue to benefit from the aging U.S. population, an expected increase in patient prescription compliance and customers who are newly insured under the Affordable Care Act. Pharmacy department penetration is projected to be in the range of 58% to 59% by the end of 2014.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. Specialty pharmacy is the fastest-growing segment of the pharmacy industry. During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We recently anniversaried the opening of EIRIS Health Services and continue to be pleased with the initial progress surrounding the execution of our specialty pharmacy initiative, including the on-going relationship with Diplomat Specialty and the opportunities to expand our presence in the specialty pharmacy market. Fred’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease management services, beginning with diabetes management.

In the second quarter of 2014, the Company announced the execution of a new prime vendor multi-year agreement with pharmacy wholesaler Cardinal Health to serve as Fred’s new primary wholesale supplier for branded and generic pharmaceuticals beginning on October 1, 2014. Under the prime vendor agreement, Fred’s and Cardinal Health have established a mutually beneficial strategic alliance designed to support Fred’s key initiative of rapid pharmacy growth, and build on a foundation of premier supply chain and asset management tools.

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

Third Quarter 2014 Financial Results

As reported in our earnings release published on November 25, 2014, sales in the third quarter of 2014 increased 3% to $476.2 million from $460.5 million in the third quarter of 2013. Comparable store sales for the quarter increased 0.3% on top of an increase of 1.4% in the same quarter last year. For the first nine months of 2014, sales increased 2% to $1.466 billion from $1.444 billion in the year earlier period. Comparable store sales for the first nine months of the year decreased 0.5% as compared to an increase of 1.1% in the year earlier period. As a percent of sales, pharmacy department sales increased to 44.1% of total sales in the third quarter and 40.1% of sales at the same time last year, continuing to rank as the top department in our stores.

Fred's gross profit for the third quarter of 2014 decreased 12% to $123.5 million from $140.2 million in the prior-year period. Gross margin for the quarter decreased to 25.9% from 30.5% in the same quarter last year. Excluding the impact of the inventory reserves recorded in the second and third quarters and the non-recurring tax charges recorded in the third quarter, gross margin was 27.1%, 340 basis points below last year. Gross profit for the first nine months of 2014 decreased 11% to $379.6 million from $427.2 million in the prior-year period. Gross margin for the nine-month period decreased to 25.9% compared with 29.6% in the prior-year period. Excluding the impact of the inventory reserves recorded in the second and third quarters and the non-recurring tax charges recorded in the third quarter, gross margin was 27.1%, 250 basis points below last year. The deleveraging in gross profit in both the quarter and year-to-date periods was driven by continuing pressure on pharmacy initial markup driven by historically large generic inflation coupled with the maturing reimbursement rates on prior brand-to-generic conversions, sales mix changes in general merchandise toward other consumable product departments, and aggressive promotional activity throughout general merchandise departments.

For the third quarter ended November 1, 2014, Fred's net loss totaled $10.4 million or ($0.28) per share compared with net income of $7.3 million or $0.20 per share for the third quarter ended November 2, 2013. Fred's net loss for the first nine months of fiscal 2014 was $20.8 million or ($0.56) per diluted share versus net income of $22.0 million or $0.60 per share in the year-earlier period. Excluding the impact of the inventory reserves recorded in the second and third quarters and the non-recurring tax charges recorded in the third quarter, net loss for the third quarter was $6.2 million or ($0.16) per share and $7.2 million or ($0.19) per diluted share for the first nine months of the year.

Although earnings this year have been affected by many factors, we have made significant progress in improving the infrastructure, strengthening the balance sheet and improving cash flow. By clearing less productive merchandise, we generated positive working capital during the quarter and have no borrowings under our revolving line of credit. We expect the investments and changes made in 2014 will bring stronger financial performance in 2015 and beyond, while allowing us to continue our growth.

At November 1, 2014, cash and cash equivalents were $7.6 million, down from $21.6 million at the same time last year, reflecting our on-going investments in pharmacy acquisitions. The inventory balance at the end of the third quarter decreased 8.6% to $352.3 million from $385.6 million at the same time last year, the result of clearing low-productive inventory in our stores. At the end of the third quarter of 2014, there were no borrowings under our revolving line of credit and total indebtedness related to mortgage liabilities totaled $3.6 million as compared to $5.2 million at the end of the third quarter of 2013.

In our sales release dated January 9, 2014, the Company announced that we have engaged financial advisors Bank of America Merrill Lynch and Peter J. Solomon to review strategic opportunities to enhance shareholder value. The Board of Directors, with the assistance of its financial advisors, was considering a range of options, which could include a sale or merger of the Company, a strategic alliance with another company, a recapitalization of the Company or none of the foregoing. In our Form 8-K dated November 26, 2014, Fred's, Inc. stated that after a comprehensive and diligent process, the Company did not receive indications of interest that were satisfactory to the Board of Directors for a sale of the Company. The Company continues to explore both acquisitions and the recapitalization of the Company. The Company does not intend to comment further regarding this process until such time as its Board of Directors has determined the outcome of the process or otherwise determined that disclosure is required or appropriate.

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

In the second quarter of 2014, the Company made a refinement to its revenue recognition policy concerning gift card breakage. The Company sells gift cards for which the revenue is recognized at time of redemption. The Company has stated in our Form 10-K, filed April 17, 2014, that we will begin to recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage") and that the Company had not recognized any revenue from gift card breakage since the inception of the program in 2004 and did not intend to record any gift card breakage revenue until there was more certainty regarding our ability to retain such amounts in light of current consumer protection and state escheatment laws.

Utilizing 10 years of gift card data provided by third party vendor Bank of America during Q2, a clear redemption and breakage trend emerged. Fred’s gift cards hit their redemption peak of approximately 87% by the end of third year of activation, resulting in a 13% breakage trend. In addition, Fred’s gift card liability is governed by Tennessee’s escheat laws which state that gift cards issued after 1998 are not considered abandoned property. Therefore, the Company revised the estimate of gift card breakage revenue during the second quarter of 2014. In the first nine months of 2014, the Company has recognized $0.9 million of gift card revenue, or $0.02 per share. Going forward, the balance on gift cards activated at least 36 months will be considered to represent gift card breakage and the liability balance on those cards will be recognized as part of revenue.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2014 and November 2, 2013

Sales

Net sales for the third quarter of 2014 increased to $476.2 million from $460.5 million in 2013, a year-over-year increase of $15.7 million or 3.4%. On a comparable store basis, sales increased 0.3% on top of a 1.4% increase in the same period last year.

General merchandise (non-pharmacy) sales decreased 2.8% to $258.3 million from $265.8 million in 2013. We experienced sales decreases in departments such as toys, food, cleaning supplies and home furnishings which were partially offset by sales increases in ladies apparel and accessories and hardware.

The Company’s pharmacy department sales were 44.2% of total sales ($210.5 million) in 2014 compared to 40.5% of total sales ($186.5 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 12.8% over 2013 with third party prescription sales representing approximately 92% of total pharmacy sales, 1% above the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of EIRIS Specialty Pharmacy and pharmacy departments in existing store locations.

During the quarter, there were no changes to the franchised locations, with 21 franchised locations at November 1, 2014 and November 2, 2013. Sales to our franchised locations during 2014 were $7.4 million (1.5% of sales) compared to $8.2 million (1.8% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
Pharmaceuticals	44.1%	40.1%
Household Goods	18.3%	19.4%
Food and Tobacco	17.2%	17.8%
Paper and Cleaning Supplies	8.2%	8.8%
Health and Beauty Aids	6.7%	7.0%
Apparel and Linens	4.0%	5.2%
Franchise	1.5%	1.7%
	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 1.9% over last year while the average customer ticket increased 2.2% to $21.30.

Gross Profit

Gross profit for the third quarter decreased to $123.5 million in 2014 from $140.2 million in 2013, a decrease of $16.7 million or 11.9%. Gross margin, measured as a percentage of sales, was 25.9% in 2014, a decrease of 460 basis points as compared to 30.5% in the same quarter last year. In the quarter, gross margin was negatively affected by a reserve for inventory markdowns on the planned closure of stores, above-cost markdowns such as those to clearance our low-productive (promotional) and exit related inventory, and aggressive promotional activities throughout general merchandise categories. Gross margin deleveraging was also driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. The reimbursement adjustments from third parties have not been made at the pace of the manufacturer’s rate of price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $140.1 million (29.4% of sales) in 2014 from $129.6 (28.2% of sales) million in 2013, an increase of $10.5 million. The 120 basis points deleveraging in the third quarter was comprised of increased payroll expense (67 basis points) driven by pharmacy department growth, an increase in occupancy related costs (35 basis points), an increase in insurance expense (27 basis points) and higher advertising expense (18 basis points) associated with our new marketing program that began in late May. The deleveraging was partially offset by lower depreciation and amortization expense (15 basis points), primarily the result of extending the useful life of the pharmacy department intangible script files from five to seven years in the fourth quarter of 2013.

Operating Income (Loss)

Operating loss was ($16.6) million or (3.5%) of sales in 2014 compared to operating income of $10.6 million or 2.3% of sales in 2013. The $27.2 million decrease in operating income is attributable to the $16.7 million decrease in gross profit, driven by inventory reserves, above-cost markdowns on promotional and exit related inventory, aggressive promotional activities throughout general merchandise categories and extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. Also decreasing operating income was the $10.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the third quarter totaled $0.1 million or less than 0.1% of sales, unchanged from the prior year.

Income Taxes

The effective income tax rate for the third quarter of 2014 was 37.5% compared to 30.6% in the third quarter of 2013. The increase in the effective income tax rate is primarily the result of the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2013. The federal WOTC are expected to be reinstated in the fourth quarter of 2014. Income tax benefit for the quarter was ($6.3) million compared to income tax expense of $3.2 million in the third quarter of 2013.

Net Income (Loss)

Net loss for the third quarter totaled ($10.4) million or ($0.28) per diluted share in 2014 as compared to net income of $7.3 million or $0.20 per diluted share in 2013, a decrease of $17.7 million. The decrease in net income was due to the $16.7 million decrease in gross profit, driven by inventory reserves, above-cost markdowns on promotional and exit related inventory, aggressive promotional activities throughout general merchandise categories and extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. Net income also decreased due to the $10.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The decrease in gross profit was partially offset by a decrease in income tax expense of $9.5 million driven by lower gross profit which more than offset the higher effective tax rate.

Thirty-nine Weeks Ended November 1, 2014 and November 2, 2013

Sales

Net sales for the first nine months of 2014 increased to $1.466 billion from $1.444 billion in 2013, a year-over-year increase of $21.4 million or 1.5%. On a comparable store basis, sales decreased 0.5% ($6.4 million) compared with a 1.1% ($11.3 million) increase in the same period last year.

General merchandise (non-pharmacy) sales decreased 4.9% to $834.1 million in 2014 from $877.0 million in 2013. The decrease resulted primarily from categories such as food, bedding and window, cleaning supplies, toys and beverages which were partially offset by sales increases in ladies apparel and accessories and tobacco.

The Company’s pharmacy department sales were 41.5% of total sales ($608.2 million) in 2014 compared to 37.6% of total sales ($542.6 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 12.1% over 2013 with third party prescription sales representing approximately 92% of total pharmacy sales, 1% above the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations, in line with our reconfiguration plan.

During the first half of 2014, there were no changes to franchised locations leaving 21 franchised locations as of November 1, 2014 and November 2, 2013. Sales to our franchised locations during 2014 decreased to $23.4 million (1.6% of sales) from $24.7 million (1.7% of sales) in 2013. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix unadjusted for deferred layaway sales:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Pharmaceuticals	41.4%	37.4%
Household Goods	20.5%	21.6%
Food and Tobacco	17.0%	17.7%
Paper and Cleaning Supplies	8.2%	8.7%
Health and Beauty Aids	6.7%	7.1%
Apparel and Linens	4.6%	5.8%
Franchise	1.6%	1.7%
	100.0%	100.0%

For the first nine months, comparable store customer traffic decreased 2.9% over last year and the average customer ticket increased 2.4% to $21.49.

Gross Profit

Gross profit for the first nine months of 2014 decreased to $379.6 million from $427.2 million in 2013, a year-over-year decrease of $47.6 million or 11.1%. Gross margin, measured as a percentage of sales was 25.9% in 2014 as compared to 29.6% last year. In the first nine months of 2014, gross margin deleveraging was negatively affected by a reserve for inventory clearance of product that management identified as low-productive, a reserve for inventory markdowns on the discontinuance of product categories that the Company has decided to exit and a reserve for inventory markdowns on the planned closure of stores. Also contributing to the gross margin deleveraging were aggressive promotional activities and additional above-cost markdowns for the clearance of our promotional and exit related categories. The gross margin deleveraging was also driven by extraordinary generic pharmaceutical inflation coupled with continued pressure on generic pharmaceutical reimbursement rates. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization was $412.3 million in the first nine months of 2014 (28.1% of sales) as compared to $393.6 million in 2013 (27.3% of sales). The 80 basis points deleveraging in the first nine months of 2014 was driven by increased occupancy related costs (50 basis points), increased payroll expense (32 basis points) driven by the year over year pharmacy department growth and an unfavorable experience in the gain or loss recorded on the disposal of fixed assets (12 basis points) resulting from a reserve for the impairment of fixed assets due to planned store closings in the fourth quarter. The deleveraging was partially offset by lower depreciation and amortization expense (11 basis points), primarily the result of extending the useful life of the pharmacy department intangible script files from five to seven years in the fourth quarter of 2013.

Operating Income (Loss)

Operating loss was ($32.7) million or (2.2%) of sales in 2014 as compared to operating income of $33.6 million or 2.3% of sales in 2013. The year-over-year decrease of $66.3 million is attributable to the $47.6 million decrease in gross profit that was driven by inventory reserves, markdowns from aggressive promotional activities and to clearance our promotional and exit related inventory, and generic pharmaceutical inflation combined with pressure on generic pharmaceutical reimbursement rates. Also decreasing operating income was the $18.7 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2014 totaled $0.4 million or less than 0.1% of sales, unchanged from 2013.

Income Taxes

The effective income tax rate for the year-to-date period was 37.3% in 2014 compared to 33.7% in 2013.  The increase in the effective income tax rate is primarily the result of the expiration of the federal Work Opportunity Tax Credits (WOTC) at the end of 2013. The federal WOTC are expected to be reinstated in the fourth quarter of 2014. Income tax benefit for the year was ($12.3) million compared to income tax expense of $11.2 million in 2013. The benefit resulting from an operating loss more than offset the higher effective tax rate.

Net Income (Loss)

Net loss was ($20.8) million or ($0.56) per diluted share in 2014 as compared to net income $22.0 million or $0.60 per diluted share in 2013, a decrease of $42.8 million. The decrease in net income was due to the $47.6 million decrease in gross profit that was driven by inventory reserves, markdowns from aggressive promotional activities and to clearance our promotional and exit related inventory, and generic pharmaceutical inflation combined with pressure on generic pharmaceutical reimbursement rates, and the $18.7 million of increased selling, general and administrative expenses as described in the Selling, General and Administrative section above. These increases more than offset the $23.5 million decrease in income tax expense driven by the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash flow provided by operating activities totaled $50.0 million during the thirty-nine week period ended November 1, 2014, compared to $57.5 million in the same period of the prior year. Cash generated from operating activities primarily resulted from an increase in operating liabilities of $42.8 million, $30.3 million in depreciation and amortization expense, driven by pharmacy department growth, an increase in our reserves of $14.2 million resulting from our promotional inventory strategy and decision to close stores in the fourth quarter and an increase to the LIFO reserve of $2.4 million. Offsetting the increases to cash were a net loss of $20.8 million, a deferred income tax benefit of $9.0 million driven by our net loss position, an increase in trade and non-trade receivables of $4.8 million related to pharmacy department growth and an increase in inventory, excluding the reserves, of $4.2 million.

Net cash used in investing activities totaled $41.7 million during the thirty-nine week period ended November 1, 2014 compared to $30.2 million in the same period last year. Capital expenditures in the first nine months of 2014 totaled $17.9 million related to existing store and pharmacy expenditures ($11.4 million), technology and other corporate expenditures ($4.5 million) and new store and pharmacy expenditures ($2.0 million). In addition, the Company plans expenditures of approximately $45.9 million in 2014 for the acquisition of prescription lists and other pharmacy related items of which $28.3 million has been spent to date. During the first nine months of 2014, we opened two full-service stores and 13 Xpress pharmacy stores. Fred's also closed 10 full-service stores and six Xpress pharmacy locations during this period. In 2014, the Company is planning capital expenditures, excluding the acquisition of prescription lists, of approximately $28.5 million. Expenditures are planned totaling $21.9 million for new and existing stores and pharmacies. Planned expenditures also include approximately $3.9 million for technology upgrades and approximately $2.7 million for distribution center equipment and other capital maintenance. Technology upgrades in 2014 will be made in the areas of IT software and hardware and mainframe upgrades. To date, the Company has spent $2.7 million towards these improvements.

Net cash used in financing activities totaled $7.4 million during the thirty-nine week period ended November 1, 2014 while net cash used by financing activities was $13.9 million in the same period last year. During the first nine months of 2014, we borrowed and repaid $383.6 on our revolving line of credit, paid cash dividends of $6.6 million and paid $1.6 million on our mortgage debt. There were $3.7 million in borrowings outstanding at November 1, 2014 related to real estate mortgages compared to $5.3 million at February 1, 2014. There were no borrowings under the revolving line of credit at November 1, 2014.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of November 1, 2014. We are exposed to financial market risks, including changes in interest rates. There were no borrowings at November 1, 2014, and November 2, 2013, under our Revolving Loan and Credit Agreement, which bears interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. An increase in interest rates of 100 basis points would not significantly affect our income. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to in the foreseeable future.

Item 4.

CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended November 1, 2014 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers are paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court. One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. The Company believes that all of its assistant managers have been properly paid and that the matter is not appropriate for collective action treatment.  The Company is and will continue to vigorously defend this matter; however, it is not possible to predict whether Chapman will ultimately be able to proceed collectively and no assurances can be given that the Company will be successful in the defense of the action on the merits or otherwise.  In accordance with FASB ASC 450, “Contingencies,” the Company does not believe that a loss in this matter is probable at this time.  For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter.  The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At this time, the Company expects that the EPLI carrier will participate in the defense or resolution of part or all of the potential claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first nine months of 2014, leaving 3.0 million shares available for repurchase at November 1, 2014.

Item 6. Exhibits

Exhibit Index

Exhibit	Description	Manner of Filing

10.29	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Cardinal Health 110, LLC and Cardinal Health 410, LLC as of October 1, 2014 (1)	Incorporated by Reference
10.30	Amendment to Employment Agreement, dated July 30, 2014, between the Company and Bruce A. Efird (2)	Incorporated by Reference
10.31	Employment Agreement, effective November 3, 2014, between the Company and Jerry A. Shore	Filed Electronically
31.1	Certification of Chief Executive Officer	Filed Electronically
31.2	Certification of Executive Vice President and Chief Accounting Officer	Filed Electronically
32	Certification of Chief Executive Officer and Executive Vice President and Chief Accounting Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

(1)	Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-Q Report filed September 11, 2014.
(2)	Incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-Q Report filed September 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: December 11, 2014	/s/ Jerry A. Shore
Jerry A. Shore
Chief Executive Officer

Date: December 11, 2014	/s/ Sherri L. Tagg
Sherri L. Tagg
Executive Vice President and
Chief Accounting Officer

