Form 10-K
period 2015-01-31
FREDS INC
filed 2015-04-16
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 2, 2014 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $339 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 10, 2015, there were 37,162,661 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 10, 2015, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2015 annual shareholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid documents are not to be deemed filed as part of this report.

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

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) was founded in 1947, and operates 641 company-owned stores, including 62 express stores as of January 31, 2015 in fifteen states primarily in the southeastern United States. In addition to the company-owned stores, there were 19 franchised stores operating under the Fred's name. Fred's stores generally serve low, middle and fixed income families located in small- to medium- sized towns (approximately 85% of Fred's stores are in markets with populations of 15,000 or fewer people). There were 370 full service pharmacies, which are included in the company-owned and Xpress stores. In addition to the full service pharmacies, we opened a specialty pharmacy facility, EIRIS Health Services, late in the third quarter of 2013. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 frequently purchased items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consumer friendly sizes, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's full-service stores have average selling space of 14,743 square feet and had average sales of $3,019,000 in fiscal 2014. No single store accounted for more than 1.0% of net sales during fiscal 2014.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012, as used herein, refer to the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal year 2012 had 53 weeks, and the fiscal years 2014 and 2013 each had 52 weeks.

Business Strategy

The Company’s strategy is to meet the general merchandise and pharmacy department needs of the small- to medium- sized towns it serves by offering a wider variety of quality merchandise and a more attractive price-to-value relationship than either drug stores or smaller retail variety/dollar stores and a shopper-friendly format which is more convenient than larger sized discount merchandise stores. The major elements of this strategy include:

Wide variety of frequently purchased, basic merchandise — Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 frequently purchased items of general merchandise. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacies in 370 of its company-owned stores.

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

Convenient shopper-friendly environment — Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 58% of our company-owned stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's full-service stores average 14,743 square feet, and have a customer-centric store layout and fast checkouts. By offering general merchandise and refrigerated foods together with pharmacies in many of our stores, we provide a full selection of merchandise to our customer.

Growth Strategy

We will continue to focus on increasing our pharmacy department penetration to 65% to 70% of our company-owned locations. At the end of 2014, the pharmacy department penetration rate was 58% as compared to 52% at the end of 2013 and 50% at the end of 2012. To achieve this desired pharmacy penetration, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist becomes an employee of Fred's, thereby providing continuity in the pharmacist-patient relationship.

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc. (“Reeves-Sain”), which includes a single retail pharmacy location and their two private EntrustRx specialty pharmaceutical facilities. This acquisition closed on April 10, 2015 and will further expand our presence in the specialty pharmacy sector – the largest growth area of the pharmacy industry. As we focus on the successful integration of this acquisition in 2015, the Company may elect to acquire fewer pharmacy files in 2015 that are currently anticipated. As a result, our pharmacy department penetration rate is projected to be in the range of 59% to 60% by the end of 2015.

The Company expects that store openings will occur primarily within its present geographic area and will be focused in small-to medium- sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area. As part of the Company’s continuing operations and based upon an analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further explanation of our reconfiguration plan.

Fred's opened 24 full-service stores and Xpress locations, closed 62 and converted four locations to full-service stores during 2014. The Company also added 29 new pharmacies, closed 14 pharmacies and converted four Xpress locations into full-service stores. We opened the majority of new stores in Louisiana, North Carolina and Georgia. The Company’s store prototype normally has 14,000 to 16,000 square feet of space and the typical size of an Xpress location ranges from 1,000 to 5,000 square feet. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second generation locations that may alter the size and layout of our typical build-to-suit store. Opening a new full-service store currently costs between $550,000 and $700,000 for inventory, furniture, fixtures, equipment and leasehold improvements, while the average new Xpress locations costs between $200,000 and $400,000.

Fred's “Xpress” Designation: The term “Xpress” refers to our locations that are smaller in square footage and offer pharmacy services along with a scaled-down, convenience centered general merchandise area. These locations range in size from 1,000 to 5,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations typically sell primarily pharmaceuticals, other health and beauty related items, and limited general merchandise offerings, mainly consumables. Xpress locations usually originate from a pharmacy acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. The Xpress designation is simply a way of describing our locations that are atypical to our other full-service stores. Xpress locations are generally in areas that are awaiting a conversion to our typical full-service store layout or, in some cases, Xpress locations are located in areas that may not be able to support a full-service store. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the chain. Given their smaller physical size, however, they are not stocked with the full breadth of merchandise in all departments that are carried by our other stores.

Within the population of Xpress locations, acquisitions are routinely being added and existing Xpress locations are being converted as suitable full-service locations are identified. Xpress stores represent a growing portion of our sales and gross profit. Xpress sales, as a percentage of total sales, for 2014, 2013 and 2012 were 6.5%, 4.8% and 4.8%, respectively and gross profit, as a percentage of total gross profit, for the same time period was 6.5%, 4.6% and 4.5%, respectively.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2014	2013	2012	2011	2010
Full-service stores open at the beginning of the year	630	644	638	620	615
Full-service stores opened/acquired	6	11	20	26	12
Full-service stores closed	(57)	(25)	(14)	(8)	(7)
Full-service stores open at the end of the year	579	630	644	638	620

Xpress stores open at the beginning of the year	53	47	41	33	30
Xpress stores opened/acquired	18	14	15	17	13
Xpress stores closed	(5)	(5)	-	(2)	-
Xpress stores converted to full-service stores	(4)	(3)	(9)	(7)	(10)
Xpress stores open at the end of the year	62	53	47	41	33

Total Company-owned stores	641	683	691	679	653

Franchise stores at end of period	19	21	21	21	24

Total Fred's retail stores	660	704	712	700	677

Number of stores with pharmacies at the end of the year (1)	370	355	346	325	313

Specialty pharmacy facilities (2)	1	1	-	-	-

Total selling square feet of full-service stores (in thousands)	8,536	9,355	9,624	9,590	9,350

Average selling square feet per full-service store	14,743	14,848	14,944	15,031	15,081

(1) Pharmacies are included in the count of full-service and Xpress stores.

(2) Our specialty pharmacy facility, EIRIS Health Services, opened late in the 3rd quarter of 2013 .

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 68 year history, enables the Company to compete very effectively within its region.

Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in our high-traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers. We strive to have our highest demand consumable items (700 – 800 items) on our shelves and available to our customers.

Purchasing

The Company’s primary buying activities (other than prescription drug purchasing) are directed from the corporate office by the Chief Merchandising and Marketing Officer through two Divisional Senior Vice Presidents of Merchandising. The Merchandising department is supported by a staff of 24 merchants and assistants. The merchants are participants in an incentive compensation program, which is based upon both individual and total company performance metrics, all of which are designed to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Supply Chain division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each Merchandising department develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2014, approximately 5.1% of the Company’s total purchases were from Procter and Gamble, our largest general merchandise vendor. Procter and Gamble purchases were 5.3% in 2013 and 5.8% in 2012. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

The Company’s prescription drugs are ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, Cardinal Health, Inc. (“Cardinal Health”) to the pharmacies five days a week. Cardinal Health provides substantially all of the Company’s prescription drugs. On August 6, 2014, the Company entered into a Prime Vendor Agreement with Cardinal Health, replacing the Company's former primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). During 2014, 2013 and 2012 approximately 29%, 42% and 40%, respectively, of the Company’s total purchases were made from Bergen, and during 2014, approximately 16% of the Company's total purchases were made from Cardinal Health. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Cardinal Health as its primary wholesaler, which continues through March 2018. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Cardinal, our former pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for the years 2014, 2013 and 2012.

Sales Mix

The Company’s sales, which occur through company-owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Pharmacy	41.9%	37.7%	36.3%
Consumables	31.2%	33.0%	33.1%
Household Goods and Softlines	25.3%	27.6%	28.8%
Franchise	1.6%	1.7%	1.8%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the full product line offerings such as expanded hardware and auto, food and apparel. In 2014, the average customer transaction size for comparable stores was approximately $21.94, and the number of customer transactions totaled approximately 84 million. The average transaction size was approximately $21.38 in 2013 and $20.43 in 2012, and the customer transactions totaled approximately 87 million in 2013 and 90 million in 2012.

Our Fred's Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products sold constituted approximately 8.8% of total general merchandise sales in 2014 compared to 9.3% in 2013 and 9.4% in 2012. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our own brand initiative, we expanded our private label program in 2014 to include additional over-the-counter pharmaceutical products and consumables and plan to continue that expansion in 2015.

The Company sells merchandise to its 19 franchised Fred's stores. These sales during the last three years totaled approximately $31.5 million in 2014, $32.6 million in 2013 and $34.5 million in 2012. Franchise and other fees earned totaled approximately $1.5 million in 2014, $1.6 million in 2013 and $1.7 million in 2012. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. Two franchise locations closed in 2014 and the Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.1% of net sales in 2014, compared to 1.0% in 2013 and 1.1% in 2012. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with digital advertising, and to develop and implement the Company’s branding strategy. The launch of the Fred’s loyalty card, called smartcard ™, during the second quarter of 2012, rewards customers for qualifying purchases, primarily purchases of the Company’s private label products. Since the launch of the smartcard ™, we’ve had approximately 3.6 million activated cards with approximately 23% of those customers with enrolled accounts. The information gained from the usage of the smartcard ™ will be used to grow our loyal customer base and to direct the use of promotional funds towards those customers. We will continue to analyze the findings from this nearly three year old program in order to adapt the program in ways that can benefit both our customers and the Company.

The Company’s merchants have the discretion to mark down slow moving items. The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also executes, through its store managers, impactful in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m. Pharmacy departments typically close at 7:00 pm Monday through Saturday and are closed all day on Sunday. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store. The Company’s 38 district managers, four Regional Vice Presidents and Executive Vice President of Store Operations supervise the management and operation of Fred's stores.

Fred's operates 370 pharmacies (as of January 31, 2015), which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists and are managed by 16 healthcare managers, two Regional Vice Presidents, a Senior Vice President and an Executive Vice President. The addition of pharmacy departments in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the Pharmacy department, in addition to the 39 other general merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation and a key differentiating factor from our discount store competitors.

The Company has an incentive compensation plan for store managers, pharmacists, district managers and healthcare managers based on meeting or exceeding targeted profit percentage contributions. A couple of factors included in determining profit percentage contribution are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

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

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 343 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 298 stores (see Item 2: “Properties”). Approximately 36% of the general merchandise received by Fred's stores in 2014 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) being shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses weekly cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

Seasonality

Our business is somewhat seasonal in that the Company’s sales volume is heavier around the first of each calendar month in addition to the peak Christmas selling season. Many of the customers who shop at Fred's stores rely on government aid, social security, and other means that are typically paid at the first of each month. These governmental payment cycles, coupled with the concurrent distribution of our newspaper-advertising circular, are major factors in concentrating sales earlier in the calendar month. Typically, we experience highest sales in the fourth quarter due to Christmas, while our lowest sales usually occur in the third quarter. Our quarterly results can also be affected by the timing of certain holidays and by store openings and closings. Higher volumes of inventory, along with higher shipping costs, are purchased in the third quarter in preparation for higher traffic and sales volume in the fourth quarter.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
January 31, 2015
Net Sales	25.3%	24.9%	24.2%	25.6%
Gross Profit	28.3%	22.6%	24.5%	24.6%
Operating Inome (Loss)	20.7%	(54.0)%	(34.2)%	(32.5)%
Net Income (Loss)	21.2%	(56.9)%	(36.1)%	(28.2)%

February 1, 2014
Net Sales	25.9%	24.9%	23.7%	25.5%
Gross Profit	26.9%	24.3%	25.0%	23.8%
Operating Inome	45.4%	13.3%	27.1%	14.2%
Net Income	43.9%	12.8%	28.1%	15.2%

February 2, 2013
Net Sales	25.6%	24.1%	23.0%	27.3%
Gross Profit	26.1%	23.3%	24.4%	26.2%
Operating Inome	43.8%	8.6%	25.9%	21.7%
Net Income	35.3%	20.5%	22.1%	22.1%

Employees

At January 31, 2015, the Company had 5,245 full-time and 3,903 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three (3) year collective bargaining agreement. The current bargaining agreement went into effect on July 1, 2014. The Company believes that it continues to have good relations with all of its employees.

Competition

The discount retail merchandise business is highly competitive. We compete in respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Cautionary Statement Regarding Forward-Looking Information” and “Item 1A - Risk Factors.”

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

Our business is also subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation:  federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

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

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal levels. The Patient Protection and Affordable Care Act of 2010 ("PPACA") has been fully implemented, but we did not experience a material impact to our business. This PPACA legislation made it possible for states to expand their Medicaid rolls but many chose not to exercise their expansion ability under the new legislation. Therefore, the majority of any incremental pharmacy business generated under the healthcare exchanges created by PPACA has been assimilated into our traditional commercial payor networks. At this time we are unable to predict any material changes to the current legislation that could alter our current pharmacy business trends.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2014, we did not incur any material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 31, 2015 and February 1, 2014, pharmaceutical sales were 41.9% and 37.7% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions while also moving to a more outcomes based payment model. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on the government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also, access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of the current macroeconomic environment and recent healthcare legislation known as the Patient Protection and Affordable Care Act of 2010 which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Cardinal Health, Procter and Gamble and several large import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our operations and results.

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

Our stores are managed through a network of geographically dispersed management personnel.  Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales and/or margin.  In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process such as a decrease in the capacity of carriers and strikes (e.g., the West Coast port strike spanning the latter part of 2014 and early 2015) could negatively impact the timely receipt of merchandise and increase transportation costs disrupting our store operations.  Our operation depends on a variety of information technology systems for the efficient functioning of its business. We rely on certain software vendors to maintain and upgrade these systems as needed. We rely on telecommunications carriers to gather and disseminate our operations information. The disruption or failure of these systems or carriers could negatively impact our operations.

Use of a single supplier of pharmaceutical products and our ability to negotiate satisfactory terms could adversely affect our business.

We have a long-term supply contract from a single supplier, Cardinal Health, for our pharmaceutical operations. Any significant disruption in our relationship with this supplier, deterioration in their financial condition, changes in terms, supplier increases in pharmaceutical costs or an industry-wide change in wholesale business practices, including those of our supplier or the manufacturers with whom our supplier transacts business, could have a material adverse effect on our operations.

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

We may never realize the expected benefits of our acquisitions.

We recently closed the acquisition of Reeves-Sain Drug Store, Inc. Acquiring new a business involves a myriad of risks. There is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the acquired business proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the acquired business fails to meet our revenue projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our acquisitions, there can be no assurance these and other risks will not prevent us from realizing the expected benefits of the acquisition acquisitions.

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

In 2010, Congress passed the PPACA, which will result in significant structural changes to the health insurance system. Many of these changes were implemented prior to the end of fiscal 2014, and several of the resulting regulations and sub-regulatory guidance have yet to be issued and/or finalized. As a result, uncertainties exist regarding the full impact of this act on our business. The reforms affected the healthcare coverage and plans of Fred's employees as well as our pharmacy department customers, but in-large, our benefit plan designs already met the affordable and minimum coverage standards PPACA required. We cannot predict what, if any, effect the PPACA may have on our pharmacy department business, insurance costs or labor. We also cannot predict other legislative or market-driven changes within the health care system that could affect our business.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 31, 2015, the geographical distribution of the Company’s 641 company-owned stores in 15 states was as follows:

State	Number of Stores
Mississippi	128
Georgia	104
Alabama	86
Tennessee	84
Arkansas	66
Louisiana	65
South Carolina	38
North Carolina	19
Kentucky	16
Texas	14
Florida	7
Missouri	6
Illinois	5
Oklahoma	2
Indiana	1
641

The Company owns the real estate and the buildings for 90 locations, of which seven are closed and five are subleased. Of the 78 company-owned stores for which the Company owns the real estate and buildings, six stores are subject to ground leases. Seven of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 551 locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 551 locations we lease from third parties, 271 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

ITEM 3: Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believed that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The parties expect the final settlement agreement to be signed in April 2015. The Court has been notified of the pending settlement and pending dismissal with prejudice.

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

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2014 and fiscal 2013.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2014
High	$21.05	$18.28	$16.68	$18.00
Low	$16.55	$14.53	$13.07	$13.44
Dividends	$0.06	$0.06	$0.06	$0.06

Fiscal 2013
High	$14.68	$17.71	$17.55	$19.69
Low	$12.81	$14.36	$14.90	$15.87
Dividends	$0.06	$0.06	$0.06	$0.06

The Company’s stock price at the close of the market on April 10, 2015 was $16.98. As of April 10, 2015, there were approximately 16,000 shareholders, including beneficial owners holding shares in nominee or street name. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. On February 16, 2012, the Board of Directors increased the dividend to shareholders of record as of March 1, 2012 to $0.06, a 20% increase. On November 19, 2012 the Board of Directors declared a special, one-time dividend of $0.19 per share in addition to the Company's regular quarterly cash dividend of $0.06 per share. The combined $0.25 dividend was payable on December 17, 2012, to shareholders of record as of December 3, 2012. Because a special dividend was granted in the fourth quarter of fiscal year 2012, no additional increase was declared during fiscal years 2014 or 2013.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 31, 2015, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Stock option plans approved by security holders	946,553	$13.56	1,212,243
Employee stock purchase plan	3,915	$14.14	803,572
Equity Compensation plans not approved by security holders	-	-	-
Total	950,468	$13.56	2,015,815

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of February 1, 2014, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2014, leaving 3.0 million shares available for repurchase at January 31, 2015.

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

(dollars in thousands, except per share amounts and store data)

	2014	2013	2012	2011	2010
Statement of Income Data:

Net sales	$1,970,049	$1,939,246	$1,955,275	$1,879,059	$1,841,755
Operating income (loss)	(48,412)	39,198	39,078	51,155	46,718
Income (loss) before income taxes	(48,916)	38,711	38,529	50,758	46,528
Provision (benefit) for income taxes	(20,012)	12,696	8,900	17,330	16,941
Net income (loss)	(28,904)	26,015	29,629	33,428	29,587

Net income (loss) per share:
Basic	$(0.80)	$0.71	$0.81	$0.88	$0.76
Diluted	(0.80)	0.71	0.81	0.87	0.75
Cash dividends declared per common share [1]	0.24	0.24	0.43	0.20	0.16

Selected Operating Data (unaudited):

Operating income (loss) as a percentage of net sales	(2.5)%	2.0%	2.0%	2.7%	2.5%
Increase (decrease) in comparable store sales [2]	(0.6)%	0.7%	(1.4)%	0.5%	2.2%
Company owned stores open at end of period	641	683	691	679	653

Balance Sheet Data (at period end):

Total assets	$649,246	$667,786	$647,153	$631,982	$595,528
Short-term debt (including capital leases)	4,331	1,640	1,263	658	201
Long-term debt (including capital leases)	2,259	3,578	12,241	6,640	3,969
Shareholders' equity	415,636	451,548	431,272	423,612	423,888

1 In addition to the 2012 regular quarterly dividend of $0.06, the Board of Directors declared a special, one-time dividend of $0.19 per share payable to shareholders of record as of December 3, 2012.

2 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (see additional Comparable sales are shown on an adjusted basis . In order to make 2013 comparable with 2012, we eliminated the first week of fiscal 2012. In order to make 2012 comparable with 2011, we eliminated the 53rd week of fiscal 2012. Information regarding, calculation of comparable store sales in Item 7: "Results of Operations" section).

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2014, 2013 and 2012, which represent fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 (which was a 53-week accounting period). This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. Additionally, our discussion and analysis should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures included herein.

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of January 31, 2015, 660 discount general merchandise stores, including 19 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 370 full service pharmacies in our stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county.

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

In the first quarter of 2013, the Company announced the launch of our three-year reconfiguration plan. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

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

Improve General Merchandise Space Efficiency and Productivity

In line with the reconfiguration plan, the Company embarked on a promotional program during the second quarter of 2014 to reduce low-productive inventory as well as to exit select footwear, home furnishings and electronic offerings that do not fit the go-forward convenient and pharmacy healthcare services model and its gross margin return-on-investment (GMROI) objectives. An $11.9 million lower of cost or market write-down of this promotional inventory was recorded in the second quarter and an additional $1.2 million was recorded in the fourth quarter. Additionally, the Company incurred $5.9 million of above-cost markdowns from sales of this inventory throughout the year.

The Company also closed 57 under-performing stores in 2014, 47 of which were closed during the fourth quarter. As a result, a write-down of the fixed assets in these closed stores was recorded in the second quarter, which totaled $2.9 million pre-tax or $0.05 per share after tax, and $10.5 million pre-tax or $0.17 per share after tax of markdowns was incurred throughout the closure period. In the fourth quarter of 2014, the Company recorded closed store related expenses including the closed stores’ lease liability and additional one-time charges of $3.0 million pre-tax or $0.05 per share after tax. The stores selected for closure contributed less than the Company’s average return on invested capital and only two had pharmacy departments that were closed earlier in the year.

The reduction of low-productive inventory and store closures coupled with the markdowns recorded in 2014 associated with the exit of select footwear, home furnishings and electronic offerings, were the primary drivers in the Company’s inventory reduction of $46.3 million throughout 2014 or 13% from the prior year’s balance. The reduction of this inventory will make way for our improved convenient and pharmacy healthcare services model. Capital previously spent to operate closed locations will be used to invest in pharmacy acquisitions and to enhance our store model.

To further help drive the store performance, the Company is collectively focused on those initiatives that will drive the success of Fred’s into 2015 and beyond. The first initiative includes building the talent at Fred’s that will drive profitability and growth. Toward that effort, the Company announced several leadership changes and additions in 2014. On October 30, 2014, Jerry A. Shore was promoted to Chief Executive Officer following the Board of Directors’ receipt and acceptance of Bruce A. Efird’s notification of his intent to leave the Company following his contract expiration on March 31, 2015. On November 25, 2014, the Company promoted Craig L. Barnes to General Merchandise Manager and subsequently to Executive Vice President – Supply Chain and Global and Domestic Logistics on March 25, 2015. The Company announced the hiring of Michael K. Bloom as President and Chief Operating Officer on January 12, 2015, and on March 25, 2015, W. Bryan Pugh joined the Company as Chief Merchandising and Marketing Officer and Michael G. Holligan was officially promoted to Executive Vice President – Store Operations, a position he held as interim since September 2014. We have been very fortunate to form a solid team of leaders who have been successful at major small-box retailers, who that when coupled with the talent inside the organization today, will lead the upgrades needed in our front end merchandising and collaborate to enhance the end-to-end supply chain management.

The second initiative is to implement and maintain the structure, processes and disciplines that coordinate efforts throughout the organization. We have taken significant steps this year to reinstill disciplines, processes and structure into our organization and will leverage this progress to improve the level of execution in our stores. A few of the major processes that will drive successful performance include our business and line review in all our product categories, life-cycle management of our seasonal inventory and our in-store marketing initiatives.

The third initiative is to refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. While internet purchases will continue to increase, convenience will drive traffic in the future. In the late 2014 and during the first quarter of 2015, we began piloting a revamped front-end store model in a select number of our stores. Early indications show that comparable store sales increased double-digits in the revamped stores. With our new leadership in place, we will spend the time necessary to refine our model using key performance indicators such as traffic, sales mix, gross margin return on investment and inventory turn. We plan to roll out the new model beginning in the second half of 2015 and throughout 2016.

Aggressively accelerate our pharmacy department presence

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration was 58% at the end of 2014 as compared to 52% at the end of 2013 and 50% at the end of 2012. Under the reconfiguration plan, we are driving toward increasing pharmacy department penetration to between 65% to 70%. To achieve this desired pharmacy penetration, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. Our pharmacy departments should continue to benefit from the aging U.S. population, an expected increase in patient prescription compliance and customers who are newly insured under the Affordable Care Act.

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and their two private EntrustRx specialty pharmaceutical facilities. This acquisition closed on April 10, 2015 and will further expand our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. As we focus on the successful integration of this acquisition in 2015, the Company may elect to acquire fewer pharmacy files in 2015 that are currently anticipated. As a result, our pharmacy department penetration rate is projected to be in the range of 59% to 60% by the end of 2015.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. During 2012, we entered into an agreement with Diplomat Specialty Pharmacy to provide clinical and patient administration services necessary to manage our patients who are receiving specialty medications. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We recently anniversaried the opening of our specialty pharmacy EIRIS Health Services and continue to be pleased with the progress surrounding the execution of our specialty pharmacy initiative, including the on-going relationship with Diplomat Specialty and the opportunities to expand our presence in the specialty pharmacy market. Our recent acquisition of EntrustRx, will further enable us to expand our specialty pharmacy offerings. Fred’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease management services, with a special emphasis on diabetes management.

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

2014 Summary

2014 was a year of investment for the Company. Although our pharmacy department posted another strong script performance in 2014, the year overall was challenging as we dealt with problems in the general merchandise side of our business and the expiring pharmacy supply contract. During the last half of the year, we worked aggressively to clear inventory, close underperforming stores, and improve supply chain strategies, among other things. Those efforts resulted in non-recurring charges that were primarily incurred to reduce low-productive inventory and close underperforming stores, which totaled $36.6 million pre-tax or $0.60 per share after tax. The financial results of operations during the year are discussed in detail later in this document and the financial results excluding these non-recurring charges are detailed in our press release filed March 26, 2015 and discussed during our earnings call on the same day.

Clearly, those steps were painful from a near-term perspective, but necessary in terms of our goal to restore Fred's to profitability, expand gross margins and capitalize on the positive business in the pharmacy department. In the fourth quarter, we began to see progress from these changes and ended with positive earnings for the quarter, excluding non-recurring charges. During 2014, we also maintained a strong balance sheet and achieved positive cash flow.

Although earnings this year have been affected by many factors, we have made significant progress in improving the infrastructure, strengthening the balance sheet and improving cash flow. By clearing less productive merchandise, we reduced our inventory balance 13% and generated positive working capital during the year. We expect the investments and changes made in 2014 will bring stronger financial performance in 2015 and beyond, while allowing us to continue our growth.

We invested $37.6 million in the growth of our pharmacy department, which was used to acquire 25 new and 21 incremental pharmacy acquisitions. We also opened 4 cold start pharmacy departments in our stores and our specialty pharmacy, EIRIS, recently anniversaried its grand opening in late 2014. Our pharmacy department is a key differentiating factor for Fred’s. The investments we’ve made in our pharmacy departments have helped drive the year-over-year sales growth in 2014 up 13% and we expect will continue to benefit the Company’s operating results in the near and long terms.

In our sales release dated January 9, 2014, the Company announced that we have engaged financial advisors Bank of America Merrill Lynch and Peter J. Solomon to review strategic opportunities to enhance shareholder value. The Board of Directors, with the assistance of its financial advisors, was considering a range of options, which could include a sale or merger of the Company, a strategic alliance with another company, a recapitalization of the Company or none of the foregoing. In our Form 8-K dated November 26, 2014, Fred's, Inc. stated that after a comprehensive and diligent process, the Company did not receive indications of interest that were satisfactory to the Board of Directors for a sale of the Company and does not intend to comment further.

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

Revenue Recognition. The Company markets goods and services through 641 company-owned stores and 19 franchised stores as of January 31, 2015. Net sales include sales of merchandise from company-owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

Utilizing 10 years of gift card data provided by third party vendor Bank of America during the second quarter, a clear redemption and breakage trend emerged. Fred’s gift cards hit their redemption peak of approximately 87% by the end of third year of activation, resulting in a 13% breakage trend. In addition, Fred’s gift card liability is governed by Tennessee’s escheat laws which state that gift cards issued after 1998 are not considered abandoned property. Therefore, the Company revised the estimate of gift card breakage revenue during the second quarter of 2014. During 2014, the Company has recognized $1.0 million of gift card revenue, or $0.02 per share. Going forward, the balance on gift cards activated at least 36 months will be considered to represent gift card breakage and the liability balance on those cards will be recognized as part of revenue.

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2014, 2013 and 2012 was $1.5 million, $1.6 million and $1.7 million, respectively.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $43.5 million, and $40.4 million at January 31, 2015 and February 1, 2014, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $39.9 million at January 31, 2015 and $35.2 million at February 1, 2014. The LIFO reserve increased by approximately $4.7 million and $4.5 million during 2014 and 2013, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 31, 2015 is $19.4 million compared to $21.6 million at February 1, 2014.

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

During fiscal 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Fifty-two stores closed in accordance with the Company's reconfiguration plan, and during 2014, the Company utilized $2.5 million of the reserve associated with fixed assets and leasehold improvements for the closed stores leaving $0.4 million remaining in the reserve as of January 31, 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million, was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company's reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company has decided to exit and utilized $1.6 million of the reserve associated with goods sold in 2014.

In the third quarter of 2014, we recorded a below-cost inventory adjustment of approximately $3.3 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market on inventory in 47 stores that were planned for closure in the fourth quarter of fiscal 2014. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company has decided to exit and utilized $1.6 million of the reserve associated with goods sold in 2014.

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

A lease obligation still exists for some store closures that occurred in 2008. During 2014, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at January 31, 2015.

The following table illustrates the exit and disposal reserves related to the store closures and strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance January 31, 2015

Inventory markdowns for discontinuance of exit categories	$1.7	$0.3	$(1.6)	$0.4
Inventory provision for freight capitalization expense, exit categories	$-	$0.3	$(0.2)	$0.1
Inventory markdowns for 2014 planned closures	$-	$2.0	$(2.0)	$-
Inventory provision for freight capitalization expense, 2014 planned closures	$-	$1.3	$(1.3)	$-
Impairment charge for the disposal of fixed assets for 2014 planned closures	$-	$2.9	$(2.5)	$0.4
Lease contract termination liability, 2008 closures	$0.1	$-	$-	$0.1
Total	$1.8	$6.5	$(7.3)	$1.0

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

As of January 31, 2015, the Company had approximately 1,000 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be earned within a month to longer-term arrangements that could be earned over three years.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2014, 2013 and 2012, were $23.4 million, $22.8 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.2 million, $2.8 million and $2.4 million, for 2014, 2013 and 2012, respectively.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as the PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage for general liability and worker’s compensation runs August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The stop loss limits for excessive or catastrophic claims for general liability and worker’s compensation remained unchanged at $350,000 and $500,000, respectively and the employee medical stop loss limits remained at $175,000. The Company’s insurance reserve was $10.0 million and $10.5 million on January 31, 2015 and February 1, 2014, respectively. Changes in the reserve for the year ended January 31, 2015, were attributable to additional reserve requirements of $41.3 million netted with payments of $41.8 million.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 5 – Income Taxes).

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

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	74.4	71.1	71.0
Gross profit	25.6	28.9	29.0
Selling, general and administrative expenses [2]	28.1	26.9	27.0
Operating income	(2.5)	2.0	2.0
Interest expense, net	-	-	-
Income before taxes	(2.5)	2.0	2.0
Income taxes	(1.0)	0.7	0.5
Net income	(1.5)%	1.3%	1.5%

1 Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.

2 Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product. These costs are associated with products that have been sold and no longer remain in ending inventory

Comparable Stores Sales. A store is first included in comparable store sales after the end of the 12th month following the store's grand opening month. Our calculation of comparable store sales represents the increase or decrease in net sales for these stores, and includes stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

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

Fiscal 2014 Compared to Fiscal 2013

Sales

Net sales for 2014 increased to $1,970.0 million from $1,939.2 million in 2013 for a year-over-year increase of $30.8 million or 1.6%. Comparable store sales for 2014 decreased 0.6% compared with an increase of 0.6% in the same period last year.

General merchandise (non-pharmacy) sales decreased 5.2% over 2013 front store sales. We experienced sales decreases in categories such as food, electronics, cleaning supplies, toys and bedding and window which were partially offset by increases in the sale of our unproductive inventory clearance items which include select footwear, home furnishings, apparel and trim-a-home seasonal items.

The Company’s pharmacy department sales were 42.0% of total sales in 2014 compared to 37.7% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 12.7% over 2013, with third party prescription sales representing approximately 92% of total pharmacy department sales, the same as in the prior year. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of EIRIS Specialty Pharmacy and pharmacy departments in existing store locations.

Sales to Fred's 19 franchised locations during 2014 declined 3.6% to $31.5 million (1.6% of sales) compared to $32.6 million in fiscal 2013. The decrease in year-over-year franchise sales was due primarily to the franchise closings during the year. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 41.9% Pharmaceuticals, 31.2% Consumables, 25.3% Household Goods and Softlines and 1.6% Franchise. The sales mix for the same period last year was 37.7% Pharmaceuticals, 33.0% Consumables, 27.6% Household Goods and Softlines and 1.7% Franchise.

For the year, comparable store customer traffic decreased 3.1% over last year while the average customer ticket increased 2.5% to $21.94.

Gross Profit

Gross profit for the year decreased to $503.8 million in 2014 from $560.8 million in 2013, a year-over-year decrease of $57.0 million or 10.2%. Gross margin, measured as a percentage of net sales, decreased to 25.6% in 2014 from 28.9% in 2013, a 330 basis point decline. Gross margin deleveraging was negatively affected by a reserve for inventory clearance of product that management identified as low-productive, a reserve for inventory markdowns on the discontinuance of product categories that the Company has decided to exit and a reserve for inventory markdowns on the planned closure of stores. Also contributing to the gross margin deleveraging were aggressive promotional activities and additional above-cost markdowns for the clearance of our promotional and exit related categories. The gross margin deleveraging was also driven by historically large generic drug inflation coupled with the maturing reimbursement rates on prior brand-to-generic conversions. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases. Finally, the sales mix changes in general merchandising toward other consumable product departments negatively impacted gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $552.2 million in 2014 (28.1% of sales) from $521.6 million in 2013 (26.9% of sales). This 120 basis points deleverage was primarily attributed to 43 basis points of increasing occupancy related expenses ($10.6 million) and 39 basis points of higher payroll expense ($11.9 million) driven by the year over year pharmacy department growth related to the Company’s goal to increase pharmacy penetration in our stores. Also contributing to the deleveraging of expenses were 17 basis points of loss on the disposal of fixed assets related to the planned store closures ($3.3 million) and 10 basis points of lower proceeds from pharmacy script file sales ($1.7 million). Further deleveraging expenses were a 6 basis point increase for professional fees driven by consulting services for Company business initiatives ($1.3 million) and 5 basis points of higher advertising expense associated with our new marketing program that began this year ($1.2 million).

Operating Income (Loss)

Operating loss decreased $87.6 million to ($48.4) million in 2014 (2.5% of sales) from operating income of $39.2 million in 2013 (2.0% of sales) due to a $57.0 million decrease in gross profit driven by the inventory markdown reserves, the generic pharmaceutical inflation combined with pressure on generic pharmaceutical reimbursement rates and the sales mix shift. Further contributing to the operating loss was an increase in selling, general and administrative expenses of $30.6 million as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2014 totaled $0.5 million or less than 0.1% of sales compared to $0.5 million which was also less than 0.1% of sales in 2013.

Income Taxes

The effective income tax rate was 40.9% in 2014 compared to 32.8% in 2013.  The higher effective tax rate reflects the impact of the Work Opportunity Tax Credits which were passed by Congress during the fourth quarter. The higher tax rate on the operating loss in 2014 increased the tax credit which reduced our operating loss for the year.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $133.9 million for state income tax purposes at January 31, 2015 and expire at various times during 2015 through 2035. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

Net Income (Loss)

Net loss decreased to ($28.9) million ($0.80 per diluted share) in 2014 from income of $26.0 million ($0.71 per diluted share) in 2013, a decrease of $54.9 million. The decrease in net income is primarily attributable to a $57.0 million decrease in gross profit driven by the inventory markdown reserves, the generic pharmaceutical inflation combined with pressure on generic pharmaceutical reimbursement rates and the sales mix shift as detailed in the gross profit section above. Further contributing to the loss is an increase in selling, general and administrative expenses of $30.6 million as described in the Selling, General and Administrative Expenses section above. Partially offsetting the unfavorability was $32.7 million in tax benefit stemming from the operating loss.

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

General merchandise (non-pharmacy) sales decreased 3.0% over 2012 front store sales. We experienced sales decreases in categories such as health and beauty aids, cleaning supplies, home furnishings and electronics partially offset by increases in tobacco, hardware and beverage.

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

Sales to Fred's 21 franchised locations during 2013 declined 5.5% to $32.6 million (1.7% of sales) compared to $34.5 million in fiscal 2012. The decrease in year-over-year franchise sales was due to the ongoing economic challenges affecting our customers’ disposable income. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 37.7% Pharmaceuticals, 33.0% Consumables, 27.6% Household Goods and Softlines and 1.7% Franchise. The sales mix for the same period last year was 36.3% Pharmaceuticals, 33.1% Consumables, 28.8% Household Goods and Softlines and 1.8% Franchise..

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards totaled approximately $102.5 million for state income tax purposes at February 1, 2014 and expire at various times during 2014 through 2033. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintenance of stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $213.3 million, $258.0 million and $258.4 million at year-end 2014, 2013 and 2012, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2014 decreased $44.7 million from 2013. The decrease was primarily due to a $46.3 million reduction in inventory in 2014 as a result of the Company’s plan to close underperforming stores and reduce unproductive inventory as part of our reconfiguration plan, as well as an increase accounts payable of $17.3 million at year-end. Partially offsetting the decrease in working capital, deferred income tax liabilities decreased $11.1 million related to the net operating loss position in 2014 versus net income in the prior year and an increase in accounts receivable of $6.2 million which was driven by the increase in pharmacy growth and related third-party sales volume.

We have incurred losses caused by fire, tornado and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $63.7 million in 2014, $58.9 million in 2013 and $44.8 million in 2012.

In fiscal 2014, cash generated from operating activities primarily resulted from $41.1 million in depreciation and amortization expense driven by pharmacy department growth and the decrease in inventory which is comprised primarily of $28.4 million in lower inventory and $4.7 million for additional LIFO reserve recorded against pharmacy department inventory. The remaining inventory reduction from the $46.3 million presented on the Consolidated Balance Sheet is included in the $16.1 million provision for store closures and asset impairment. Additionally, the increase in accounts payable and accrued expense of $15.6 million contributed to the increase in cash flows generated from operating activities. Offsetting the increases to operating cash flow was the $28.9 million net loss which was driven by the investment the Company made to reduce unproductive inventory and close underperforming stores. The net loss was the primary contributing factor in the $13.7 million decrease in income taxes payable and the $13.3 million increase in the deferred income tax benefit recorded at year end 2014.

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

Net cash used in investing activities totaled $56.1 million in 2014, $44.5 million in 2013 and $46.0 million in 2012.

Capital expenditures in 2014 totaled $23.3 million compared to $25.9 million in 2012 and $27.4 million in 2011. The capital expenditures during 2014 consisted primarily of existing store improvements ($14.1 million), new store and pharmacy department growth ($3.6 million), technology ($3.1 million), and distribution and corporate expenditures ($2.5 million).  Additionally, $37.6 million was expended related to acquisitions of pharmacies during 2014.

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

Net cash used in financing activities totaled $7.9 million in 2014, $15.7 million in 2013 and $17.8 million in 2012.

In fiscal 2014, we borrowed $455.1 million and repaid $451.2 million on our revolving line of credit, paid cash dividends of $8.8 million and paid $2.5 million on our mortgage debt.

In fiscal 2013, we borrowed $235.3 million and repaid $242.7 million on our revolving line of credit, paid cash dividends of $8.8 million and paid $1.3 million on our mortgage debt.

In fiscal 2012, we borrowed $78.4 million and repaid $71.5 million on our revolving line of credit, paid cash dividends of $15.9 million and used $9.2 million for the repurchase of shares.

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. As part of that review, the Board of Directors increased the dividend on February 16, 2012 to shareholders of record as of March 1, 2012 to $0.06, a 20% increase from the prior year. On November 19, 2012, the Board of Directors announced a one-time special dividend of $0.19 to be paid on December 17, 2012 in addition to the Company’s regular quarterly cash dividend of $0.06 to shareholders of record as of December 3, 2012. Subsequent to the one-time special dividend, the Company's quarterly cash dividend has remained at $0.06 to shareholders for fiscal 2013 and 2014. The per share amounts approved resulted in the payment of dividends in fiscal 2014, 2013 and 2012 of $8.8 million, $8.8 million and $15.9 million, respectively.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. In fiscal 2014 and 2013, the Company did not repurchase any shares compared to 649,219 shares for $9.2 million in 2012.

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provided for a $50 million revolving line of credit, and the term of the Agreement extended to January 25, 2016. There were $3.8 million of borrowings outstanding and $46.2 million available under the Agreement at January 31, 2015. There were no borrowings outstanding at February 1, 2014. The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%. The Agreement contains certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income.

Subsequently, on April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “ new Agreement”) with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement. The proceeds will be used to refinance our existing agreement and to support acquisitions and our working capital needs. The new Agreement provides for a $150.0 million secured revolving line of credit, which will include a sublimit for letters of credit and swingline loans. The new Agreement will expire on April 9, 2020 and will bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. The Company’s interest rates for the unused portion of the credit line are 20.0 basis points over LIBOR. The new Agreement also bears a credit facility fee which will be amortized over the Agreement term.

Cash and cash equivalents were $6.4 million at the end of 2014 compared to $6.7 million at the end of 2013 and $8.1 million at the end of 2012. Short-term investment objectives are to maximize yields while minimizing Company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash and cash generated from future operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices. The Company believes that inflation has had a significant impact on gross margins beginning in the back half of 2013 and continuing throughout 2014 while the impact of inflation or deflation was minimal in 2012. Historic levels of pharmacy generic price inflation has been experienced since 2013 and is being accentuated by the lack of significant brand to generic conversions that have previously helped to offset any material cost inflation as well as lagging payor reimbursements.

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

The following table summarizes the Company’s significant contractual obligations as of January 31, 2015, which excludes the effect of imputed interest:

(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases [1]	$46,618	$39,999	$32,120	$22,507	$16,373	$54,376	211,993
Inventory purchase obligations [2]	67,071						67,071
Mortgage loans on land & buildings and other [3]	4,331	621	60	65	70	1,443	6,590
Equipment leases [4]	1,132	1,272	736	568	568	1,278	5,554
Postretirement benefits [5]	47	48	47	48	48	245	483
Total contractual obligations	$119,199	$41,940	$32,963	$23,188	$17,059	$57,342	$291,691

[1]	Operating leases are described in Note 6 to the Consolidated Financial Statements.
[2]	Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments.
[3]	Mortgage loans for purchased land and buildings and outstanding borrowings on our revolving line of credit, which expires January 25, 2016.
[4]	Equipment leases represent our tractor/trailer lease obligation.
[5]	Postretirement benefits are described in Note 10 to the Consolidated Financial Statements.

The Company had commitments approximating $4.5 million at January 31, 2015 and $5.6 million at February 1, 2014 on issued letters of credit and open accounts, which support purchase orders for imported merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $10.6 million at January 31, 2015 and $9.8 million at February 1, 2014 utilized as collateral for its risk management programs.

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

Fred’s Inc. continued leasing the remaining three properties from Atlantic Retail Investors, LLC and the total rental payments for related party leases were $310.0 thousand for the year ended January 31, 2015 and $301.0 and $326.1 thousand for the years ended February 1, 2014 and February 2, 2013, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance was effective in the first quarter of 2014. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The issuance of this guidance did not require a change in the current presentation of unrecognized tax benefits and as a result, did not have an impact on the Company's consolidated financial position.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in the ASU are designed to clarify the principles for recognizing revenue and develop a joint standard between U.S. GAAP and the International Financial Reporting Standards (“IFRS”) that strive to remove reporting inconsistencies, provide a more robust framework for addressing revenue issues, improve comparability across entities, provide more useful information to the users of financial statements and simplify the preparation of financial statements by reducing the number of requirements an entity must refer to. The guidance in the ASU supersedes previous revenue recognition guidance in Topic 605: Revenue Recognition. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2016, including the interim periods within that reporting period. Earlier adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of January 31, 2015. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. All borrowings under the Company’s Revolving Credit Agreement at year end 2014 bear interest, at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate, and were immaterial to the Company’s operations. Borrowings under the Company’s new Revolving Credit Agreement entered into on April 9, 2015 bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Due to the acquisition of Reeve-Sain Drug Store, Inc. that closed on April 10, 2015, we expect the Company’s borrowing balance to increase significantly above our historic borrowing levels. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $55.0 million to $80.0 million throughout 2015.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Fred's, Inc. (the “Company”) as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred's, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee
April 16, 2015

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	January 31,	February 1,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,440	$6,725
Receivables, less allowance for doubtful accounts of $2,404 and $2,097, respectively	41,370	35,161
Inventories	315,678	361,993
Other non-trade receivables	43,487	39,108
Prepaid expenses and other current assets	12,983	13,245
Total current assets	419,958	456,232
Property and equipment, less accumulated depreciation and amortization	143,985	153,363
Equipment under capital leases, less accumulated amortization of $5,140 and $5,111, respectively	-	29
Intangible assets, net	79,629	54,580
Other noncurrent assets, net	5,674	3,582
Total assets	$649,246	$667,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,250	$125,925
Current portion of indebtedness	4,331	1,640
Accrued expenses and other	45,599	46,236
Deferred income taxes	13,386	24,446
Total current liabilities	206,566	198,247
Long-term portion of indebtedness	2,259	3,578
Other noncurrent liabilities	24,785	14,413
Total liabilities	233,610	216,238

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 36,969,268 and 36,791,279 shares issued and outstanding, respectively	104,495	102,524
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	310,571	348,321
Accumulated other comprehensive income	570	703
Total shareholders’ equity	415,636	451,548
Total liabilities and shareholders’ equity	$649,246	$667,786

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Net sales	$1,970,049	$1,939,246	$1,955,275
Cost of goods sold	1,466,256	1,378,405	1,388,943
Gross profit	503,793	560,841	566,332

Depreciation and amortization	41,063	41,047	39,541
Selling, general and administrative expenses	511,142	480,596	487,713
Operating income (loss)	(48,412)	39,198	39,078

Interest income	-	-	-
Interest expense	504	487	549
Income (loss) before income taxes	(48,916)	38,711	38,529

Provision (benefit) for income taxes	(20,012)	12,696	8,900
Net income (loss)	$(28,904)	$26,015	$29,629

Net income (loss) per share
Basic	$(0.80)	$0.71	$0.81

Diluted	$(0.80)	$0.71	$0.81

Weighted average common shares outstanding
Basic	36,313	36,558	36,584
Effect of dilutive stock options	0	162	127
Diluted	36,313	36,720	36,711

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Comprehensive income (loss):
Net income (loss)	$(28,904)	$26,015	$29,629
Other comprehensive income (expense), net of tax
Postretirement plan adjustment	(133)	(91)	(70)

Comprehensive income (loss)	$(29,037)	$25,924	$29,559

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, January 28, 2012	37,203,794	$105,384	$317,364	$864	$423,612
Cash dividends paid ($.43 per share)			(15,857)		(15,857)
Restricted stock grants, cancellations and withholdings, net	3,743	(481)			(481)
Issuance of shares under employee stock purchase plan	54,830	657			657
Repurchased and cancelled shares	(649,219)	(9,176)			(9,176)
Stock-based compensation		2,055			2,055
Exercises of stock options	66,912	933			933
Income tax benefit on exercise of stock options		(30)			(30)
Adjustment for postretirement benefits (net of tax)				(70)	(70)
Net income			29,629		29,629
Balance, February 2, 2013	36,680,060	99,342	331,136	794	431,272
Cash dividends paid ($.24 per share)			(8,830)		(8,830)
Restricted stock grants, cancellations and withholdings, net	(31,062)	(342)			(342)
Issuance of shares under employee stock purchase plan	60,912	712			712
Repurchased and cancelled shares
Stock-based compensation		1,791			1,791
Exercises of stock options	81,369	998			998
Income tax expense on exercise of stock options		23			23
Adjustment for postretirement benefits (net of tax)				(91)	(91)
Net income			26,015		26,015
Balance, February 1, 2014	36,791,279	102,524	348,321	703	451,548
Cash dividends paid ($.24 per share)			(8,846)		(8,846)
Restricted stock grants and cancellations	112,566				-
Issuance of shares under employee stock purchase plan	54,992	751			751
Repurchased and cancelled shares
Repurchased equity awards	(30,883)	(1,713)			(1,713)
Stock-based compensation		2,433			2,433
Exercises of stock options	41,314	499			499
Income tax expense on exercise of stock options		1			1
Adjustment for postretirement benefits (net of tax)				(133)	(133)
Net loss			(28,904)		(28,904)
Balance, January 31, 2015	36,969,268	$104,495	$310,571	$570	$415,636

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income (loss)	$(28,904)	$26,015	$29,629
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41,063	41,047	39,541
Net gain on asset disposition	(3,601)	(3,972)	(471)
Provision (recovery) for store closures and asset impairment	16,125	1,700	(67)
Stock-based compensation	2,433	1,791	2,055
Provision (recovery) for uncollectible receivables	1,383	1,198	627
LIFO reserve increase	4,734	4,526	3,937
Deferred income tax benefit	(13,289)	(5,165)	(583)
Income tax (charge) benefit upon exercise of stock options	-	(23)	30
Benefit for postretirement medical	(84)	(82)	(91)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	3,216	(4,691)	(8,223)
Insurance receivables	(441)	298	(273)
Inventories	28,404	(14,953)	(25,254)
Other assets	420	(111)	(615)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	15,625	11,218	8,068
Income taxes receivable	(13,683)	(921)	2,627
Other noncurrent liabilities	10,302	986	(6,187)
Net cash provided by operating activities	63,703	58,861	44,750

Cash flows from investing activities:
Capital expenditures	(23,308)	(25,918)	(27,391)
Proceeds from asset dispositions	4,861	6,267	1,593
Insurance recoveries for replacement assets	-	176	-
Asset acquisitions, net (primarily intangibles)	(37,605)	(25,066)	(20,203)
Net cash used in investing activities	(56,052)	(44,541)	(46,001)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(2,472)	(1,308)	(693)
Proceeds from revolving line of credit	455,080	235,270	78,444
Payments on revolving line of credit	(451,236)	(242,247)	(71,547)
Excess tax benefit (charges) from stock-based compensation	-	23	(30)
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(462)	1,368	1,109
Repurchase of shares	-	-	(9,176)
Cash dividends paid	(8,846)	(8,830)	(15,857)
Net cash used in financing activities	(7,936)	(15,724)	(17,750)

Decrease in cash and cash equivalents	(285)	(1,404)	(19,001)
Cash and cash equivalents:
Beginning of year	6,725	8,129	27,130
End of year	$6,440	$6,725	$8,129

Supplemental disclosures of cash flow information:
Interest paid	$504	$487	$549
Income taxes paid	$8,045	$19,831	$15,447

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 19 franchisees. As of January 31, 2015, the Company had 660 retail stores, 370 pharmacies, and 1 specialty pharmacy facility located in 15 states mainly in the Southeastern United States.

Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Fred's, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Amounts are in thousands unless otherwise noted.

Subsequent Events. The Company has evaluated subsequent events through the financial statement issue date. Based on this evaluation, we are not aware of any events or transactions requiring recognition or disclosure in our consolidated financial statements.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012, as used herein, refer to the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal year 2012 had 53 weeks, and fiscal years 2014 and 2013 each had 52 weeks.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $43.5 million, and $40.4 million at January 31, 2015 and February 1, 2014, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $39.9 million at January 31, 2015 and $35.2 million at February 1, 2014. The LIFO reserve increased by approximately $4.7 million and $4.5 million during 2014 and 2013, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 31, 2015 is $19.4 million compared to $21.6 million at February 1, 2014.

In the second quarter of 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $12.5 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company will be liquidating in accordance with our new strategy. To date, the Company has utilized $5.0 million of the reserve associated with goods sold in 2014, leaving $7.5 million in the reserve at January 31, 2015.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance January 31, 2015

Inventory markdown on low-productive inventory	$-	$10.9	$(3.9)	$7.0
Inventory provision for freight capitalization expense	$-	$1.6	$(1.1)	$0.5
Total	$-	$12.5	$(5.0)	$7.5

The Company recorded $3.3 million of below-cost inventory adjustments during the year ended January 31, 2015, and no below cost inventory adjustments during the years ended February 1, 2014 and February 2, 2013 in connection with planned store closures (see Note 12 - Exit and Disposal Activity).

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

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. Amortization expense on assets under capital lease for 2014 was $29 thousand.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $0.9 million and $0.8 million at January 31, 2015 and February 1, 2014, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

During fiscal 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. No impairments were recognized in 2013 or 2012.

Revenue recognition. The Company markets goods and services through 641 company-owned stores and 19 franchised stores as of January 31, 2015. Net sales includes sales of merchandise from company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

The Company also sells gift cards for which the revenue is recognized at time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. In the second quarter of 2014, the Company made a refinement to its revenue recognition policy concerning gift card breakage. Utilizing 10 years of gift card data provided by third party vendor Bank of America during the second quarter, a clear redemption and breakage trend emerged. Fred’s gift cards hit their redemption peak of approximately 87% by the end of third year of activation, resulting in a 13% breakage trend. In addition, Fred’s gift card liability is governed by Tennessee’s escheat laws which state that gift cards issued after 1998 are not considered abandoned property. Therefore, the Company revised the estimate of gift card breakage revenue during the second quarter of 2014. During 2014, we recognized $1.0 million of gift card revenue, or $0.02 per share, while not recognizing any gift card revenue in 2013 or 2012.

In addition, the Company charges the franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores and are therefore netted against selling, general and administrative expenses. Total franchise income for 2014, 2013 and 2012 was $1.5 million, $1.6 million and $1.7 million, respectively.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2014, 2013 and 2012, were $23.4 million, $22.8 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.2 million, $2.8 million and $2.4 million, for 2014, 2013 and 2012, respectively.

Preopening costs. The Company charges to expense the preopening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, preopening advertising, store supplies and other expendable items.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over seven years. After testing the retention rate of customers obtained in acquisitions over the last eight years, the Company changed the estimated life of customer lists associated with acquired pharmacies from five to seven years in the fourth quarter of 2013. Based on the Company's historical experience, seven years is a closer approximation of the actual lives of these assets. The change in estimate was applied prospectively. Expenses for the fourth quarter of 2013 were favorably impacted by approximately $1.5 million ($.03 per diluted share) as a result of this change. Intangibles, net of accumulated amortization, totaled $79.6 million at January 31, 2015, and $54.6 million at February 1, 2014. Accumulated amortization at January 31, 2015 and February 1, 2014 totaled $66.4 million and $54.3 million, respectively. Amortization expense for 2014, 2013 and 2012, was $12.1 million, $12.1 million and $10.5 million, respectively. Estimated amortization expense for the assets recognized as of January 31, 2015, in millions for each of the next 7 years is as follows: 2015 - $14.8 million, 2016 - $14.6 million, 2017 - $13.8 million, 2018 - $12.6 million, 2019 - $10.3 million and $13.5 million thereafter.

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

At January 31, 2015, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical remained at $175,000. The Company’s insurance reserve was $10.0 million and $10.5 million on January 31, 2015 and February 1, 2014, respectively. Changes in the reserve for the year ended January 31, 2015, were attributable to additional reserve requirements of $41.3 million netted with payments of $41.8 million.

Stock-based compensation. The Company uses the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, whereby the Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting.

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

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company applies the guidance of FASB ASC 715 “Compensation – Retirement Benefits” to the accounting and disclosure requirements of accumulated other comprehensive income. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2014 presentation.

Recent Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance was effective in the first quarter of 2014. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The issuance of this guidance did not require a change in the current presentation of unrecognized tax benefits and as a result, did not have an impact on the Company's consolidated financial position.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in the ASU are designed to clarify the principles for recognizing revenue and develop a joint standard between U.S. GAAP and the International Financial Reporting Standards (“IFRS”) that strive to remove reporting inconsistencies, provide a more robust framework for addressing revenue issues, improve comparability across entities, provide more useful information to the users of financial statements and simplify the preparation of financial statements by reducing the number of requirements an entity must refer to. The guidance in the ASU supersedes previous revenue recognition guidance in Topic 605: Revenue Recognition. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2016, including the interim periods within that reporting period. Earlier adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of January 31, 2015 and February 1, 2014 are as follows:

	(in thousands)
Property and equipment, at cost:	2014	2013
Buildings and building improvements	$115,863	$114,688
Leasehold improvements	76,822	78,101
Automobiles and vehicles	5,764	5,459
Airplane	4,697	4,697
Furniture, fixtures and equipment	267,397	268,771
	470,543	471,716
Less: Accumulated depreciation and amortization	(339,195)	(328,686)
	131,348	143,030
Construction in progress	4,033	1,729
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$143,985	$153,363

Depreciation expense totaled $28.9 million, $28.9 million and $29.0 million for 2014, 2013 and 2012, respectively.

	(in thousands)
Other non-trade receivables:	2014	2013
Vendor receivables	$19,683	$30,431
Income tax receivable	19,487	4,777
Franchise stores receivable	1,732	1,537
Coupon receivable	532	400
Insurance claims receivable	441	-
Other	1,612	1,963
Total other non-trade receivable	$43,487	$39,108

Prepaid expenses and other current assets:	2014	2013
Prepaid rent	$4,423	$4,505
Supplies	4,200	4,473
Prepaid insurance	2,025	1,644
Prepaid advertising	281	806
Other	2,054	1,817
Total prepaid expenses and other current assets	$12,983	$13,245

Accrued expenses and other:	2014	2013
Insurance reserves	$10,048	$10,474
Payroll and benefits	9,056	9,661
Sales and use tax	4,484	4,586
Deferred / contingent rent	2,871	2,904
Real estate tax	2,039	1,858
Pharmacy credit returns	1,458	1,117
Project costs accrual	1,413	913
Utilities	1,215	1,358
Personal property tax	1,155	1,080
Warehouse freight and fuel	889	1,315
Repairs and maintenance	676	862
Giftcard liability	552	1,473
Lease liability	499	117
Franchise stores payable	197	1,000
Other	9,047	7,518
Total accrued expenses and other	$45,599	$46,236

Other noncurrent liabilities:	2014	2013
Unearned vendor allowances (see Note 1 - Vendor Rebates and Allowances)	$24,416	$13,084
Uncertain tax positions	369	1,329
	$24,785	$14,413

NOTE 3 — INDEBTEDNESS

On January 25, 2013, the Company entered into a new Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provides for a $50 million revolving line of credit, and the term of the Agreement extends to January 25, 2016. Three borrowing options are available in the Agreement, which bear interest at our option, on a sliding scale from 1.00% - 1.625% plus LIBOR, or an alternative base rate. For borrowings under $20 million, advances occur automatically via a sweep account. If borrowings exceed $20 million, notice of the borrowing must be given on the same day as the requested advance or three days prior to the requested advance, depending on the borrowing option chosen. The Agreement also bears a credit facility fee which will be amortized over the Agreement term. The Agreement contains certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income. Subsequently, on April 9, 2015, the Company has entered into a new Revolving Loan and Credit Agreement (the “ New Agreement”) with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement.

Borrowings and the unused fees under the Agreement bear interest at a tiered rate based on the Company’s previous four quarter average of the Fixed Charge Coverage Ratio. Currently, the Company’s rates are 162.5 basis points over LIBOR for borrowings and 27.5 basis points over LIBOR for the unused portion of the credit line. There were $3.8 million of borrowings outstanding and $46.2 million remaining available under the Agreement at January 31, 2015 and no borrowings outstanding at February 1, 2014. The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%.

On April 9, 2015, the Company entered into a New Agreement with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement. The proceeds will the used to refinance our existing agreement and to support acquisitions and our working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which will include a sublimit for letters of credit and swingline loans. The New Agreement will expire on April 9, 2020 and will bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. The Company’s interest rates for the unused portion of the credit line are 20.0 basis points over LIBOR. The New Agreement also bears a credit facility fee which will be amortized over the agreement term.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by 7 Fred's stores which we had previously leased. In consideration for the 7 properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased ten properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on 6 of these locations (see Note 6 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%. The debt is collateralized by the land and buildings. The table below shows the long term debt related to these properties due for the next five years as of January 31, 2015:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage loans on land & buildings	$554	$621	$60	$65	$70	$1,443	$2,813

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

NOTE 4 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of January 31, 2015 and February 1, 2014. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. Although not due until fiscal 2016, all borrowings on the revolving line of credit that existed at the balance sheet date have been subsequently repaid prior to the April 16, 2015 filing date. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	January 31, 2015		February 1, 2014
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$3,777	$3,777	$-	$-
Mortgage loans on land & buildings	2,813	3,072	5,319	5,581

NOTE 5 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended January 31, 2015, February 1, 2014 and February 2, 2013:

(dollars in thousands)	2014	2013	2012
Current
Federal	$(6,746)	$17,079	$11,298
State	68	1,489	834
	(6,678)	18,568	12,132

Deferred
Federal	(11,061)	(5,060)	(3,865)
State	(2,273)	(812)	633
	(13,334)	(5,872)	(3,232)

	$(20,012)	$12,696	$8,900

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2014	2013
Deferred income tax assets:
Accrual for incentive compensation	$569	$528
Allowance for doubtful accounts	927	1,017
Insurance accruals	1,921	2,545
Other accruals	6	19
Net operating loss carryforwards	5,788	4,498
Deferred Revenue	859	755
Federal benefit on state reserves	90	311
WOTC Credit Carryforward	1,318	-
Amortization of intangibles	14,383	13,076
Total deferred income tax assets	25,861	22,749
Less: Valuation allowance	2,249	2,051
Deferred income tax assets, net of valuation allowance	23,612	20,698

Deferred income tax liabilities:
Postretirement benefits	(149)	(144)
Property, plant and equipment	(14,338)	(15,767)
Inventory valuation	(19,182)	(28,542)
Prepaid expenses	(560)	(170)
Total deferred income tax liabilities	(34,229)	(44,623)

Net deferred income tax liabilities	$(10,617)	$(23,925)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $133.9 million for state income tax purposes and expire at various times during the fiscal years 2015 through 2035.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2014, the valuation allowance increased $0.2 million, and during 2013, the valuation allowance increased $0.1 million. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	2.2	4.7
Tax credits, principally jobs	2.6	(2.9)	(1.0)
Uncertain tax provisions	0.1	(1.3)	(12.7)
Change in state valuation allowance	(0.4)	0.2	(2.2)
Other	(0.4)	(0.8)	(1.0)
Permanent differences	(0.5)	0.4	0.3
Effective income tax rate	40.9%	32.8%	23.1%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2014	2013	2012
Beginning balance	$1.3	$2.1	$9.6
Additions for tax position during the current year	-	0.2	0.1
Additions for tax positions of prior years	0.1	0.1	0.1
Reductions for tax positions of prior years from lapse of statue	-	(1.1)	(0.9)
Reductions for settlements of prior year tax positions	(1.1)	-	(6.8)
Ending balance	$0.3	$1.3	$2.1

As of February 1, 2014, our liability for unrecognized tax benefits totaled $1.3 million, of which $1.1 million was recognized as a settlement for certain state tax audits in the 4th quarter of 2014. We had additions of $0.1 million during fiscal 2014, which resulted from state tax positions during the current year. As of January 31, 2015, our liability for unrecognized tax benefits totaled $0.3 million and is recorded in our Consolidated Balance Sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 31, 2015, accrued interest and penalties related to our unrecognized tax benefits totaled $0.2 million and $0.1 million, respectively. As of February 1, 2014, accrued interest and penalties related to our unrecognized tax benefits totaled $0.4 million and $0.4 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2011-2013. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 6 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $61.4 million, $60.0 million and $57.2 million, for 2014, 2013 and 2012, respectively. Total contingent rentals included in operating leases above was $0.9 million for 2014, $0.8 million for 2013 and $0.7 million for 2012.

Future minimum rental payments under all operating leases as of January 31, 2015 are as follows:

(in thousands)	Operating Leases
2015	$46,618
2016	39,999
2017	32,120
2018	22,507
2019	16,373
Thereafter	54,376
Total minimum lease payments	$211,993

The gross amount of property and equipment under capital leases was $5.1 million at both January 31, 2015 and February 1, 2014. Accumulated amortization on property and equipment under capital leases was $5.1 million at both January 31, 2015 and February 1, 2014. Amortization expense on assets under capital lease for 2014 and 2013 was $29 thousand and $34 thousand, respectively.

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

Fred's Inc. is leasing three properties from Atlantic Retail Investors, LLC, and the total rental payments for related party leases were $310.0 thousand for the year ended January 31, 2015 and $301.0 thousand and $326.1 thousand for the years ended February 1, 2014 and February 2, 2013, respectively.

NOTE 7 — SHAREHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of February 1, 2014, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2014, leaving 3.0 million shares available for repurchase at January 31, 2015.

NOTE 8 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan (the "2012 Plan"), which was reapproved by Fred's stockholders at the 2012 annual shareholders meeting. The 2012 Plan is substantially identical to the prior plan. The 2012 Plan increased the number of shares of the Company’s common stock authorized for issuance by 600,000 shares, from the 2,400,000 which was available under the prior plan to 3,000,000 shares. The plan expires March 18, 2022, and Section 10 of the 2002 Plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 Plan. Shares available to be granted under the long-term incentive plan were 1,212,243 as of January 31, 2015 (1,273,395 shares as of February 1, 2014). Options issued under the 2002 and 2012 plans expire five to eight years from the date of grant. Options outstanding at January 31, 2015 expire in fiscal 2015 through fiscal 2021.

The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. The number of options granted is directly linked to the employee’s job classification. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to eight years from the date of grant. Options granted under the plan generally become exercisable ratably over five years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is recognized using the graded vesting attribution method. The plan contains a non-compete provision and a provision that if the Company meets or exceeds a specified operating income margin during the most recently completed fiscal year that the annual vesting percentage will accelerate from ten to twenty percent during that vesting period. The plan also provides for annual stock grants at the market price of the common stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP") (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. There were 54,992, 60,912 and 54,830 shares issued during fiscal years 2014, 2013 and 2012, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 31, 2015 there were 803,573 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2014	2013	2012
Stock option expense	$862	$610	$600
Restricted stock expense	1,331	984	1,258
ESPP expense	240	197	197
Total stock-based compensation	$2,433	$1,791	$2,055

Income tax benefit on stock-based compensation	$606	$473	$565

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2014	2013	2012
Expected volatility	35.2%	32.1%	39.7%
Risk-free interest rate	1.9%	1.2%	0.5%
Expected option life (in years)	5.84	4.98	4.16
Expected dividend yield	1.6%	1.7%	1.3%

Weighted average fair value at grant date	$4.79	$3.81	$3.95

Employee Stock Purchase Plan
Expected volatility	32.4%	22.7%	33.2%
Risk-free interest rate	0.2%	0.2%	0.1%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.1%	1.1%	1.0%

Weighted average fair value at grant date	$4.36	$3.02	$3.60

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

Stock Options. The following table summarizes stock option activity from January 28, 2012 through January 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 28, 2012	795,376	$11.52	3.0	$2,831
Granted	441,791	13.65
Forfeited / Cancelled	(24,600)	14.54
Exercised	(66,912)	13.14
Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	213,859	15.26
Forfeited / Cancelled	(135,716)	13.18
Exercised	(81,369)	12.26
Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	122,000	15.78
Forfeited / Cancelled	(31,510)	13.20
Exercised	(41,314)	12.06
Repurchased and Cancelled [1]	(245,052)	10.61
Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954

Exercisable at January 31, 2015	260,245	$11.40	2.1	$1,365

1 Shares represent options purchased and cancelled from Bruce Efird, former CEO, subsequent to the expiration of his employment agreement.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of January 31, 2015, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Other information relative to option activity during 2014, 2013 and 2012 is as follows:

(dollars in thousands)	2014	2013	2012
Total fair value of stock options vested	$395	$353	$543
Total pretax intrinsic value of stock options exercised	$253	$266	$76

The following table summarizes information about stock options outstanding at January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.66 - $12.69	168,185	1.4	$9.80	164,985	$9.76
$13.00 - $13.64	466,907	2.8	$13.57	50,505	$13.11
$13.72 - $19.88	311,461	5.2	$15.56	44,755	$15.53
	946,553			260,245

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

The following table summarizes restricted stock from January 28, 2012 through January 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 28, 2012	711,600	$12.56
Granted	133,979	14.45
Forfeited / Cancelled	(94,796)	12.16
Vested	(129,774)	12.26
Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	113,943	14.72
Forfeited / Cancelled	(125,686)	13.22
Vested	(58,253)	11.83
Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	207,295	17.02
Forfeited / Cancelled	(94,729)	13.76
Vested	(106,058)	13.84
Non-vested Restricted Stock at January 31, 2015	557,521	$14.72

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 31, 2015 is $9.3 million with a weighted average remaining contractual life of 6.9 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $5.5 million, which is expected to be recognized over a weighted average period of approximately 6.5 years. The total fair value of restricted stock awards that vested for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $1.0 million, $0.7 million and $1.5 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2014, 2013 or 2012.

NOTE 9 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share. In fiscal year 2014, the Company experienced a net loss, requiring the diluted earnings per share calculation to exclude any assumptions of the exercise of securities, as these would have an antidilutive effect on EPS.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 2,500 and 482,588 such options outstanding at February 1, 2014 and February 2, 2013, respectively.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $4.5 million at January 31, 2015 and $5.6 million at February 1, 2014 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $10.6 million at January 31, 2015 and $9.8 million at February 1, 2014 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $17,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2014, 2013 and 2012, were $0.2 million, $0.2 million and $0.2 million, respectively.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

Effective February 3, 2007, the Company began recognizing the funded status of its postretirement benefits plan in accordance with FASB ASC 715, "Compensation Retirement Benefits." In accordance with FASB ASC 715 the Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The measurement date for the plan is January 31.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Benefit obligation at beginning of year	$559	$440	$472
Service cost	25	29	22
Interest cost	17	17	15
Actuarial loss (gain)	30	122	(35)
Benefits paid	(47)	(49)	(33)
Benefit obligation at end of year	$584	$559	$441

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Accumulated other comprehensive income	$936	$1,045	$1,246
Deferred tax	(366)	(342)	(452)
Accumulated other comprehensive income, net	$570	$703	$794

The medical care cost trend used in determining this obligation is 7.1% at January 31, 2015, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$47	$43	36
1% increase effect on periodic cost	5	5	4
1% decrease effect on accumulated benefit obligations	(42)	(39)	(33)
1% decrease effect on periodic cost	(4)	(5)	(4)

The discount rate used in calculating the obligation was 2.7% in 2014 and 3.6% in 2013.

The annual net postretirement cost is as follows:

(in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Service cost	$25	$29	$22
Interest cost	17	17	15
Amortization of prior service cost	(13)	(13)	(13)
Amortization of unrecognized prior service costs	(66)	(66)	(82)
Net periodic postretirement benefit cost	$(37)	$(33)	$(58)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2015	$47
2016	48
2017	47
2018	48
2019	48
Next 5 years	245

Litigation. In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believed that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  At stated above, the EPLI carrier participated in the resolution of the suit. The parties expect the final settlement agreement to be signed in April 2015. The Court has been notified of the pending settlement and pending dismissal with prejudice.

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

NOTE 11 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of January 31, 2015, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Pharmaceuticals	41.9%	37.7%	36.3%
Household Goods	31.2%	33.0%	33.1%
Food and Tobacco Products	25.3%	27.6%	28.8%
Paper and Cleaning Supplies	1.6%	1.7%	1.8%
Total Sales Mix	100.0%	100.0%	100.0%

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

During fiscal 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Fifty-two stores closed in accordance with the Company's reconfiguration plan, and during 2014, the Company utilized $2.5 million of the reserve associated with fixed assets and leasehold improvements for the closed stores leaving $0.4 million remaining in the reserve as of January 31, 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million, was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company's reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company has decided to exit and utilized $1.6 million of the reserve associated with goods sold in 2014.

In the third quarter of 2014, we recorded a below-cost inventory adjustment of approximately $3.3 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market on inventory in 47 stores that were planned for closure in the fourth quarter of fiscal 2014. To date, the Company has utilized the entire reserve related to the closed stores

Lease Termination

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

A lease obligation still exists for some store closures that occurred in 2008. During 2014, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at January 31, 2015.

The following table illustrates the exit and disposal reserves related to the store closures and strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at February 1, 2014	Additions	Utilization	Ending Balance January 31, 2015

Inventory markdowns for discontinuance of exit categories	$1.7	$0.3	$(1.6)	$0.4
Inventory provision for freight capitalization expense, exit categories	$-	$0.3	$(0.2)	$0.1
Inventory markdowns for 2014 planned closures	$-	$2.0	$(2.0)	$-
Inventory provision for freight capitalization expense, 2014 planned closures	$-	$1.3	$(1.3)	$-
Impairment charge for the disposal of fixed assets for 2014 planned closures	$-	$2.9	$(2.5)	$0.4
Lease contract termination liability, 2008 closures	$0.1	$-	$-	$0.1
Total	$1.8	$6.8	$(7.6)	$1.0

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 31, 2015 and February 1, 2014 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended January 31, 2015

Net sales	$498,264	$491,185	$476,175	$504,425
Gross profit	142,474	113,669	123,489	124,161
Net income	6,118	(16,434)	(10,434)	(8,154)

Net income per share
Basic	$0.17	$(0.45)	$(0.29)	$(0.23)
Diluted	$0.17	$(0.45)	$(0.29)	$(0.23)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

Year ended February 1, 2014

Net sales	$501,495	$482,176	$460,542	$495,033
Gross profit	151,019	135,985	140,237	133,600
Net income	11,411	3,330	7,308	3,966

Net income per share
Basic	$0.31	$0.09	$0.20	$0.11
Diluted	$0.31	$0.09	$0.20	$0.11
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

NOTE 14: NEW PRIME VENDOR AGREEMENT WITH PRIMARY PHARMACEUTICAL WHOLESALER

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

NOTE 15: SUBSEQUENT EVENTS

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc., a private specialty and retail pharmacy company based in the greater Nashville, Tennessee area. The acquisition includes both EntrustRx, a specialty pharmacy operation that has a strong regional presence in the Southeast serviced from facilities in Spring Hill, Tennessee and Columbus, Mississippi, as well as the single Reeves-Sain retail pharmacy in Murfreesboro, Tennessee. This acquisition closed on April 10, 2015 and will further expand our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry.

EntrustRx, which is licensed in all 50 states, dispenses specialty pharmaceuticals to treat complex conditions and diseases that typically require ongoing support for extensive periods of time. Its main therapy lines include hepatitis C, oncology, growth hormones, multiple sclerosis, and rheumatology.

Fred's acquired EntrustRx and the Reeves-Sain retail pharmacy for approximately $66 million, comprising $53 million in cash and a $13 million note payable. Fred's utilized available cash and borrowings under its new revolving loan and credit agreement entered into on April 9, 2015 (See Note 3 - Indebtedness) to fund the transaction. Fred's anticipates that the deal will be accretive to earnings per share in the first full year following closing.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

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

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (1992). Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 31, 2015.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 31, 2015 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 16, 2015

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes (1)	73	Director, Chairman of the Board
John R. Eisenman (1)	73	Director
Thomas H. Tashjian (1)	60	Director
B. Mary McNabb (1)	66	Director
Michael T. McMillan (1)	55	Director
Steven R. Fitzpatrick (1)	55	Director
Jerry A. Shore (1)	62	Director, Chief Executive Officer
Michael K. Bloom	54	President and Chief Operating Officer
Craig L. Barnes	48	Executive Vice President - Supply Chain and Global and Domestic Logistics
Rick A. Chambers	51	Executive Vice President - Pharmacy Operations
Michael G. Holligan	58	Executive Vice President - Store Operations
W. Bryan Pugh	52	Executive Vice President - Chief Merchandising and Marketing Officer
Sherri L. Tagg	39	Executive Vice President - Chief Accounting Officer
Mark C. Dely	39	Senior Vice President, Chief Legal Officer, General Counsel and Secretary

1. Seven directors, constituting the entire current Board of Directors, are to be elected at the 2015 Annual Meeting to serve one year or until their successors are elected.

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

Jerry A. Shore was named Chief Executive Officer in October 2014 and elected to the Board of Directors in November 2014. Mr. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.

Michael K. Bloom joined the Company in January 2015 as President and Chief Operating Officer. Prior to joining the Company, Mr. Bloom served as the President and Chief Operating Officer for Family Dollar Stores, Inc. from September 2011 to January 2014. He also spent more than 20 years with CVS Caremark Corporation , holding a variety of positions with increasing responsibilities in merchandising and operations and rising finally to Executive Vice President of Merchandising, Marketing, Advertising, and Supply Chain. Before joining CVS, Bloom spent 10 years in merchandising and operations management with Virginia-based Peoples Drug Stores and the Florida division of Toronto-based Shoppers Drug Mart Corporation.

Craig L. Barnes joined the Company in August 2014 as the Senior Vice President, Global Sourcing and Hardlines and was promoted to Executive Vice President - General Merchandise Manager in November 2014 and Executive Vice President - Supply Chain and Global and Domestic Logistics in March 2015. Mr. Barnes has more than 30 years of progressive retail merchandising/sourcing experience. Prior to joining Fred's, Barnes was Vice President for the Global Independent Aftermarket and OE Service for Delphi Products & Service Solution. Previously, he was the Senior Vice President, Merchandising, Pricing, Global Sourcing, Marketing, and Inventory Demand Planning for General Parts/CARQUEST. Barnes began his retail career at AutoZone with experience in merchandising and store operations.

Rick A. Chambers was named Executive Vice President – Pharmacy Operations in August 2006. Prior to this he held the position of Senior Vice President – Pharmacy operations from June 2004 to August 2006. Mr. Chambers joined the Company in July of 1992 and has served in various positions in Pharmacy Operations. Mr. Chambers earned a Doctor of Pharmacy Degree in 1992.

Michael G. Holligan was named Executive Vice President - Store Operations in March 2015 after serving as Interim Executive Vice President - Store Operations beginning in September 2014. Mr. Holligan joined the Company in June of 2002 as a district manager and was promoted to Regional Vice President of Store Operations in September of 2004. Prior to joining Fred's, Mr. Holligan spent 18 years at Wal-Mart in various store operations leadership roles.

W. Bryan Pugh joined the Company in March 2015 as the Chief Merchandising and Marketing Officer. From 2009 to 2014, Mr. Pugh was employed by Walgreen's where he served as the Chief Merchandising Officer where he led the transformation of the front-end to a more customer-friendly and faster-turning product selection. Prior to joining Walgreen's, Mr. Pugh acquired more than 25 years of experience in food and general merchandise retail from his time at Wal-Mart and Tesco, a multinational grocery and general merchandise retailer headquartered in the United Kingdom.

Sherri L. Tagg was named Executive Vice President - Chief Accounting Officer in October 2014. Mrs. Tagg joined the Company in June 2008 as Assistant Controller and was promoted to Vice President - Controller in June 2009. Prior to Fred's, Mrs. Tagg acquired more than ten years of accounting experience with FedEx Corporation, a multinational transportation and e-commerce services corporation, and First Tennessee Bank National Association.

Mark C. Dely was named Senior Vice President - Chief Legal Officer/General Counsel and Assistant Secretary in January of 2013 and Secretary in August of 2013. Prior to joining the Company, Mr. Dely was employed by the ServiceMaster Company as Divisional General Counsel of the Franchise Services Group where he had responsibility for all of the domestic and international legal operations for the group. From 2004 until 2007 Mr. Dely was employed as the first in-house counsel to Delta and Pine Land Company, a seed and agricultural biotechnology company traded on the New York Stock Exchange. From 1999 until 2004 Mr. Dely was an attorney with Fried Frank, LLP.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2015 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2015 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2015 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2015 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2015 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See ITEM 8)

Report of Independent Registered Public Accounting Firm – BDO USA, LLP.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit Index

Exhibit	Description	Manner of Filing

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)]	Incorporated by Reference
3.2	Articles of Amendment to the Charter of Fred’s Inc. [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form 8-A as filed with the SEC on October 17, 2008 (SEC File No. 001-14565) (the “Form 8-A”)]	Incorporated by Reference
3.3	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8]	Incorporated by Reference
4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)]	Incorporated by Reference
4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998]	Incorporated by Reference
4.3	Rights Agreement, dated as of October 10, 2008, between Fred’s Inc. and Regions Bank [incorporated herein by reference to Exhibit 4.1 to the Form 8-A]	Incorporated by Reference
10.1	Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1]	Incorporated by Reference
10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1]	Incorporated by Reference
10.3	Employee Stock Ownership Plan ("ESOP") dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1]	Incorporated by Reference
10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1]	Incorporated by Reference
10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993]	Incorporated by Reference
10.6	Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999]	Incorporated by Reference
10.7	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999]	Incorporated by Reference
10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000]	Incorporated by Reference
10.9	Revolving Loan Agreement between Fred's, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000]	Incorporated by Reference
10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000]	Incorporated by Reference
10.11	Seasonal Over line Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000]	Incorporated by Reference
10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].	Incorporated by Reference

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003]	Incorporated by Reference
10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004]	Incorporated by Reference
10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004]	Incorporated by Reference
10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005]	Incorporated by Reference
10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred's Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred's Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005]	Incorporated by Reference
10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006]	Incorporated by Reference
10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended November 3, 2007]	Incorporated by Reference
10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000)	Incorporated by Reference
10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008]	Incorporated by Reference
10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008]	Incorporated by Reference
10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009]	Incorporated by Reference
10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008]	Incorporated by Reference
10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000)	Incorporated by Reference
10.28	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated January 25, 2013 [incorporated herein by reference to the Company’s report on Form 10-K for year ended incorporated herein by reference to the Company’s report on Form 10-K for year ended February 2, 2013]	Incorporated by Reference
10.29	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Cardinal Health 110, LLC and Cardinal Health 410, LLC as of October 1, 2014 [incorporated by reference to exhibit 10.29 to the Registrant's Form 10-Q Report filed September 11, 2014]	Incorporated by Reference
10.30	Amendment to Employment Agreement, dated July 30, 2014, between the Company and Bruce A. Efird [incorporated by reference to exhibit 10.30 to the Registrant's Form 10-Q Report filed September 11, 2014]	Incorporated by Reference
10.31	Employment Agreement, effective November 3, 2014, between the Company and Jerry A. Shore [incorporated by reference to exhibit 10.31 to the Registrant's Form 10-Q Report filed December 11, 2014]	Incorporated by Reference
10.32	Employment Agreement, dated January 12, 2015 between the Company and Michael K. Bloom [incorporated by reference to exhibit 10.32 to Registrant's Form 8-K filed January 14, 2015]	Incorporated by Reference
10.33	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated April 9, 2015.	Filed Electronically
21.10	Subsidiaries of Registrant	Filed Electronically
23.10	Consent of BDO USA, LLP	Filed Electronically
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act	Filed Electronically
31.2	Certification of Executive Vice President and Chief Accounting Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act	Filed Electronically
32	Certification of Chief Executive Officer and Executive Vice President and Chief Accounting Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 16, 2015 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Memphis, Tennessee

April 16, 2015

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 31, 2015	$2,097	$1,383	$1,076	$2,404
Year ended February 1, 2014	$1,994	$1,198	$1,095	$2,097
Year ended February 2, 2013	$2,100	$627	$733	$1,994

Insurance reserves
Year ended January 31, 2015	$10,474	$41,364	$41,790	$10,048
Year ended February 1, 2014	$10,094	$41,917	$41,537	$10,474
Year ended February 2, 2013	$10,291	$43,761	$43,958	$10,094

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2015.

FRED'S, INC.

By:	/s/ Jerry A. Shore
Jerry A. Shore, Chief Executive Officer

By:	/s/ Sherri L. Tagg
Sherri L. Tagg, Executive Vice
President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April, 2015.

Signature	Title

/s/ Michael J. Hayes	Director and Chairman of the Board
Michael J. Hayes

/s/ Jerry A. Shore	Director, Chief Executive Officer (Principal Executive Officer)
Jerry A. Shore

/s/ Sherri L. Tagg	Executive Vice President and Chief Accounting
Sherri L. Tagg	Officer (Principal Accounting and Financial Officer)

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Steven R. Fitzpatrick	Director
Steven R. Fitzpatrick

/s/ Michael T. McMillan	Director
Michael T. McMillan

- 67 -