Form 10-Q
period 2015-05-02
FREDS INC
filed 2015-06-11
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 2, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-14565

FRED'S, INC.

(Exact name of registrant as specified in its charter)

TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4300 New Getwell Road

Memphis, Tennessee 38118

(Address of Principal Executive Offices)

(901) 365-8880

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 37,160,604 shares of Class A voting, no par value common stock outstanding as of June 5, 2015.

FRED'S, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	May 2, 2015	January 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,119	$6,440
Receivables, less allowance for doubtful accounts of $2,748 and $2,404, respectively	62,361	41,370
Inventories	328,413	315,678
Other non-trade receivables	45,388	43,487
Prepaid expenses and other current assets	11,814	12,983
Total current assets	455,095	419,958
Property and equipment, at depreciated cost	142,462	143,985
Goodwill	45,575	87
Other intangibles, net	96,521	79,542
Other noncurrent assets, net	5,432	5,674
Total assets	$745,085	$649,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,924	$143,250
Current portion of indebtedness	643	4,331
Accrued expenses and other	76,884	45,599
Deferred income taxes	13,386	13,386
Total current liabilities	224,837	206,566
Long-term portion of indebtedness	80,355	2,259
Other noncurrent liabilities	24,107	24,785
Total liabilities	329,299	233,610

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,155,560 and 36,969,268 shares issued and outstanding, respectively	107,051	104,495
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	308,165	310,571
Accumulated other comprehensive income	570	570
Total shareholders’ equity	415,786	415,636
Total liabilities and shareholders’ equity	$745,085	$649,246

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	$509,047	$498,264
Cost of goods sold	371,956	355,790
Gross profit	137,091	142,474

Depreciation and amortization	10,882	9,839
Selling, general and administrative expenses	126,134	122,606
Operating income (loss)	75	10,029

Interest expense	262	135
Income (loss) before income taxes	(187)	9,894

Provision (benefit) for income taxes	(158)	3,776
Net income (loss)	$(29)	$6,118

Net income (loss) per share
Basic	$(0.00)	$0.17

Diluted	$(0.00)	$0.17

Weighted average shares outstanding
Basic	36,497	36,606
Effect of dilutive stock options	0	228
Diluted	36,497	36,834

Dividends per common share	$0.06	$0.06

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Net income (loss)	$(29)	$6,118
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-

Comprehensive income	$(29)	$6,118

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income (loss)	$(29)	$6,118
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,883	9,839
Net gain on asset disposition	(43)	(607)
Benefit for store closures and asset impairment	(1,952)	(145)
Stock-based compensation	219	665
Provision for uncollectible receivables	344	115
LIFO reserve increase	404	617
Deferred income tax benefit	(160)	(1,624)
Income tax charge upon exercise of stock options	(214)	(54)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(22,491)	(27)
Insurance receivables	(189)	-
Inventories	(8,910)	(21,361)
Other assets	1,247	(408)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	791	18,617
Income taxes payable	12,143	2,648
Other noncurrent liabilities	(1,678)	2,483
Net cash provided by (used in) operating activities	(9,635)	16,876

Cash flows from investing activities:
Capital expenditures	(5,566)	(5,210)
Proceeds from asset dispositions	110	843
Asset acquisition, net (primarily intangibles)	(2,793)	(8,419)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	(42,805)	-
Net cash used in investing activities	(51,054)	(12,786)

Cash flows provided by (used in) financing activities:
Proceeds from revolving line of credit	248,012	146,970
Payments on revolving line of credit	(185,685)	(146,962)
Payments of indebtedness and capital lease obligations	(489)	(933)
Proceeds from other long-term liabilities	(430)	-
Excess tax charges from stock-based compensation	214	54
Proceeds from exercise of stock options and employee stock purchase plan	1,965	452
Cash dividends paid	(2,219)	(2,207)
Net cash provided by (used in) financing activities	61,368	(2,626)

Increase in cash and cash equivalents	679	1,464
Cash and cash equivalents:
Beginning of year	6,440	6,725
End of period	$7,119	$8,189

Supplemental disclosures of cash flow information:
Interest paid	$262	$135
Income taxes paid	$144	$2,120

Non-cash investing and financial activities:
Acquisition related note payable, see Note 10 - Indebtedness	$13,000	$-
Acquisition related contingent liability	$1,000	$-

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of May 2, 2015, 662 discount general merchandise stores, including 19 franchised Fred's stores and three specialty pharmacy-only locations, in 15 states in the southeastern United States. There are 375 full service pharmacy departments located within our discount general merchandise stores.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 2015 incorporated into Our Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2015 presentation (for changes in the balance sheet for state and franchise tax receivables in accrued expenses).

The results of operations for the thirteen week period ended May 2, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $41.1 million and $43.5 million at May 2, 2015 and January 31, 2015, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $40.4 million at May 2, 2015 and $39.9 million at January 31, 2015.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at May 2, 2015 is $20.4 million, with the corresponding amount of $19.4 million at January 31, 2015.

In the second quarter of 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $11.6 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company began liquidating late in the second quarter of 2014, in accordance with our reconfiguration strategy. During the first three months of fiscal 2015, the Company utilized $2.3 million of the reserve associated with goods sold in 2015.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance May 2, 2015

Inventory markdown on low-productive inventory	$7.0	$-	$(2.2)	$4.8
Inventory provision for freight capitalization expense	$0.5	$-	$(0.1)	$0.4
Total	$7.5	$-	$(2.3)	$5.2

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Stock option expense	$(369)	$202
Restricted stock expense	540	408
ESPP expense	48	55
Total stock-based compensation	$219	$665

Income tax benefit on stock-based compensation	$21	$176

The fair value of each option granted during the thirteen week periods ended May 2, 2015 and May 3, 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Stock Options
Expected volatility	30.2%	36.9%
Risk-free interest rate	1.6%	1.7%
Expected option life (in years)	5.84	5.84
Expected dividend yield	1.58%	1.54%

Weighted average fair value at grant date	$4.61	$5.37

Employee Stock Purchase Plan
Expected volatility	32.6%	41.1%
Risk-free interest rate	0.3%	0.2%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.38%	0.45%

Weighted average fair value at grant date	$3.57	$4.15

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 12,119 shares issued during the thirteen weeks ended May 2, 2015. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 2, 2015, there were 791,454 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 2, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	166,800	$17.91
Forfeited / Cancelled	(252,500)	$13.65
Exercised	(189,376)	$10.30
Outstanding at May 2, 2015	671,477	$15.51	4.6	$1,235

Exercisable at May 2, 2015	79,393	$14.36	3.6	$217

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended May 2, 2015 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 2, 2015, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of options vested during the thirteen weeks ended May 2, 2015 was $44.7 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 2, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	72,768	$17.26
Forfeited / Cancelled	(77,658)	$13.25
Vested	(28,654)	$13.56
Non-vested Restricted Stock at May 2, 2015	523,977	$15.27

The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 2, 2015 is $8.9 million with a weighted average remaining contractual life of 7.2 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.6 million, which is expected to be recognized over a weighted average period of approximately 7.6 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 2, 2015 was $378.8 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheets at a reasonable estimate of their fair value as of May 2, 2015 and January 31, 2015. The Company was borrowing $65.7 million and $3.8 million on the revolving line of credit as of May 2, 2015, and January 31, 2015, respectively. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the mortgage loans as of the following dates:

	May 2, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$65,674	$65,674	$3,777	$3,777
Notes Payable, see Note 10 - Indebtedness	13,000	12,924	-	-
Mortgage loans on land & buildings	2,324	2,572	2,813	3,072

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	May 2, 2015	January 31, 2015
Property and equipment, at cost:

Buildings and building improvements	$116,667	$115,863
Leasehold improvements	78,002	76,822
Automobiles and vehicles	5,990	5,764
Airplane	4,697	4,697
Furniture, fixtures and equipment	269,352	267,397
	474,708	470,543
Less: Accumulated depreciation and amortization	(345,815)	(339,195)
	128,893	131,348
Construction in progress	4,965	4,033
Land	8,604	8,604
Total Property and equipment, at depreciated cost	$142,462	$143,985

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

During fiscal 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Fifty-two stores closed in accordance with the Company's reconfiguration plan, and during 2014, the Company utilized $2.5 million of the reserve associated with fixed assets and leasehold improvements for the closed stores leaving $0.4 million remaining in the reserve as of January 31, 2015. In the first quarter of 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures leaving $0.7 million remaining in the reserve as of May 2, 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million, was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company's reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company has decided to exit and utilized $1.6 million of the reserve associated with goods sold in 2014. During the first three months of 2015, the Company utilized $0.1 million of the reserve associated with goods sold in 2015.

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

A lease obligation still exists for some store closures that occurred in 2008. During the first three months of fiscal 2015, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving $0.1 million in the reserve at May 2, 2015.

The following table illustrates the exit and disposal reserves related to the store closures and strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance May 2, 2015

Inventory markdowns for discontinuance of exit categories	$0.4	$-	$(0.1)	$0.3
Inventory provision for freight capitalization expense, exit categories	$0.1	$-	$-	$0.1
Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.4	$0.3	$-	$0.7
Lease contract termination liability, 2008 closures	$0.1	$-	$-	$0.1
Total	$1.0	$0.3	$(0.1)	$1.2

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 2, 2015	May 3, 2014	January 31, 2015

Accumulated other comprehensive income	$570	$703	$703
Amortization of postretirement benefit	-	-	(133)
Ending balance	$570	$703	$570

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Board, owns the land and buildings occupied by three Fred’s stores. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $139.8 thousand and $75.2 thousand for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The increase is entirely due to the timing of property tax and insurance payments for these locations.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition.  The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the revolving line of credit.  The notes payable have a potential to earn additional contingent consideration if certain growth objectives are met for which the Company has accrued an additional $1.0 million.  See Note 11 – Business Combinations for further discussion of the acquisition.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believed that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, and the parties are working towards the final distribution of the settlement proceeds. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a New Agreement with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement. The proceeds were used to refinance our existing agreement and to support acquisitions and our working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which will include a sublimit for letters of credit and swingline loans. The New Agreement will expire on April 9, 2020 and will bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. The Company’s interest rates for the unused portion of the credit line are 20.0 basis points over LIBOR. The New Agreement also bears a credit facility fee which will be amortized over the agreement term.

NOTE 11: BUSINESS COMBINATIONS

On April 10, 2015, we completed the stock purchase agreement to acquire Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The total consideration for the purchase was approximately $67.0 million, less working capital adjustments of $10.2 million, which yielded an adjusted purchase consideration of $56.8 million. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The sellers have a potential to earn additional contingent consideration if certain growth objectives are met for which the Company has accrued an additional $1.0 million.

A summary of the preliminary purchase price allocation for Reeve-Sain Drug Store, Inc. is as follows:

Total purchase consideration:

Cash	$42,805.0
Notes payable	13,000.0
Contingent liability	1,000.0
Total purchase consideration	$56,805.0

Allocation of the purchase consideration:

Accounts receivables	$12,473.0
Inventory	1,962.0
Other assets	260.0
Goodwill	45,488.0
Identifiable intangible assets	18,180.0
Total assets acquired	$78,363.0

Accounts payable	$20,007.0
Other current liabilities	1,551.0
Total liabilities assumed	$21,558.0

Net assets acquired	$56,805.0

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Customer prescription files	$7,820.0	4
Referral and relationships	1,400.0	2
Trade name	6,900.0	-
Non-compete agreements	1,800.0	8
Business licenses	260.0	1
	$18,180.0

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of May 2, 2015, 662 discount general merchandise stores and three specialty pharmacy-only locations in 15 states in the southeastern United States. During the first quarter of 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., (see Note 11 – Business Combinations). The acquisition included a retail pharmacy location and two specialty pharmacy locations called EntrustRx. There are currently 375 full service pharmacies in our general merchandise stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

In the first quarter of 2013, the Company announced the launch of our three-year reconfiguration. The main focus of our reconfiguration plan is to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. The plan has two fundamental principles: to aggressively accelerate our pharmacy department presence and to improve our general merchandise space efficiency and productivity.

In our first quarter press release filed Thursday, May 29, 2014, the Company announced updates to our reconfiguration plan. We confirmed through extensive research that customers use Fred’s for their "need it now" convenience trips. We see this as an opportunity to further leverage non-consumable, higher margin "immediate need" convenience.

The Company updated its strategic focus to drive success of Fred’s throughout 2015 and beyond during the March 2015 earnings conference call. The core principles include building the talent at Fred’s that will drive profitability and growth, implement the structure, processes and disciplines that coordinate efforts throughout the organization and refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings.

Improve General Merchandise Space Efficiency and Productivity

During the second quarter of 2014, the Company embarked on a promotional program to reduce low-productive inventory that does not fit the go-forward convenient and pharmacy healthcare services model and announced the closing of 52 under-performing stores that took place in the back half of 2014. To date, these two initiatives have driven an inventory reduction of over $50.0 million, or 14%, making way for our improved convenient and pharmacy-centric retail store.

To further help drive the store performance, the Company is collectively focused on those initiatives that will drive the success of Fred’s throughout 2015 and beyond beginning with building the talent at Fred’s that will drive profitability and growth. We have a solid team of leaders through key additions and promotions in merchandising, marketing, supply chain and store operations. These leaders have been successful at major small-box retailers who, when coupled with the talent inside the organization today, will lead the upgrades needed in our front end merchandising and collaborate to enhance the end-to-end supply chain management.

The second initiative is to implement and maintain the structure, processes and disciplines that coordinate efforts throughout the organization. We have taken significant steps to re-instill disciplines, processes and structure in our organization and will leverage this progress to improve the level of execution in our stores. We have already seen noticeable improvement in areas such as product assortment, supply chain, advertising and service levels in our stores. In the first quarter of 2015, we engaged with a leading e-auction company as a primary platform for reducing cost of goods. Early results of completed e-auctions produced significant product cost reductions. The Company will continue to focus on initiatives that ensure we have the right product assortment at the right value for our customers.

The third initiative is to refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. We put our initial front-end store remodel on hold during the first quarter of 2015 until our new leadership can develop the assortment and improve our in-store customer experience. We have made progress towards a new layout that will include new space allocation based on the customer-focused “need-it-now” assortment, improved sight lines and ability to navigate the store, as well as better adjacencies that coincide with the role of the category and how our customer shops the store. We anticipate having this new model in test during the third quarter to begin measuring the financial results and overall customer experience.

Aggressively accelerate our pharmacy department presence

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration as a percent of company owned stores was 50% at the end of 2012 when we announced our reconfiguration plan, and we ended the first quarter of 2015 at 58%. Under the reconfiguration plan, we are focused on increasing pharmacy department penetration in our stores. To achieve this desired pharmacy penetration, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. Our pharmacy departments should continue to benefit from the aging U.S. population, an expected increase in patient prescription compliance and customers who are newly insured under the Affordable Care Act.

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and their two EntrustRx specialty pharmaceutical facilities. This acquisition closed on April 10, 2015 and will further expand our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. As we focus on the successful integration of this acquisition, the Company may elect to acquire fewer pharmacy files in 2015 than are currently anticipated. As a result, our pharmacy department penetration rate is projected to be in the range of 59% to 60% by the end of 2015.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We anniversaried the opening of our specialty pharmacy EIRIS Health Services in the fourth quarter of 2014 and continue to be pleased with the progress surrounding the execution of our specialty pharmacy initiative and the opportunities to expand our presence in the specialty pharmacy market. Our recent acquisition of EntrustRx, will further enable us to expand our specialty pharmacy offerings. Fred’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease management services, with a special emphasis on diabetes management.

First Quarter 2015 Summary

As we progress through 2015, it is important to look back at the efforts made in 2014 and how they will help position us for growth in 2015. 2014 was a year of investment for the Company as we worked aggressively to clear inventory, close underperforming stores, and improve supply chain strategies. Clearly, those steps were challenging from a near-term perspective, but necessary in terms of our goal to restore Fred's to profitability, expand gross margins and capitalize on the positive business in the pharmacy department. The investments and changes made in 2014 are expected to bring stronger financial performance in 2015 and beyond, while allowing us to continue our growth.

In the first quarter, we invested $66.4 million in the expansion of our pharmacy departments, which was used to acquire 5 new pharmacy departments and 2 specialty pharmacy-only locations called EntrustRx. Our pharmacy department is a key differentiating factor for Fred’s, and our specialty pharmacy business is now accredited in all 50 states, clearing the way for expanding this part of our pharmacy business.

The investments we have made in our pharmacy department have helped drive the first quarter sales increase of 2.2% and contributed to the comparable sales growth of 0.8%, and we expect these investments will continue to benefit the Company’s operating results in the near and long terms.

Gross margin deleveraging in the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of pharmacy department margin pressures emphasized by lagging payer reimbursement rates, the cost of participating in Medicare Part D preferred networks, and continual generic inflation, as well as the shift in the general merchandise sales mix toward lower margin consumable product. However, gross margin in the first quarter of 2015 has increased 100 basis points to 200 basis points above the margin rates experienced in the second, third and fourth quarter of 2014, an sign of our improving performance.

It is important to note that specialty pharmaceuticals have higher top-line sales and lower margin rates than our typical pharmacy business. Going forward as specialty pharmacy sales increase, our overall gross margin rate will be pressured, but gross profit dollars are expected to be higher. Additionally, we expect selling, general and administrative expenses as a percent of sales to leverage.

Our 2015 initiatives are built to drive strong financial performance in 2016 and beyond. We expect the headwinds, especially in pharmacy, to continue in the short-term, but the currents of change taking place throughout the Company will help drive profits for the long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The preparation of condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2015 and May 3, 2014

Sales

Net sales for the first quarter of 2015 increased to $509.0 million from $498.3 million in 2014, a year-over-year increase of $10.7 million or 2.2%. On a comparable store basis, sales increased 0.8% compared to a 1.9% decrease in the same period last year.

General merchandise (non-pharmacy) sales decreased 9.1% to $264.2 million from $290.4 million in 2014. We experienced sales decreases in departments such as lawn and garden, food, cleaning supplies and candy which were partially offset by sales increases in as seen on T.V. and home decor. In the first quarter of 2015, our general merchandise sales were affected by the West Coast port strikes and the late season winter weather.

The Company’s pharmacy department sales were 46.5% of total sales ($236.5 million) in 2015 compared to 40.0% of total sales ($199.4 million) in the prior year and continue to rank as the largest department within the Company. The total sales in this department increased 18.6% over 2014 driven by an increase in specialty pharmaceutical sales and retail pharmacy growth, with third party prescription sales representing approximately 92% of total pharmacy sales. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies combined with strategic initiatives in our existing pharmacy locations as well as the additions of our EIRIS and EntrustRx specialty pharmacy locations.

There were 19 franchised locations at May 2, 2015 and 21 franchised locations as of May 3, 2014. Sales to our franchised locations during 2015 were $8.4 million (1.7% of sales) compared to $8.4 million (1.7% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales which are excluded from total sales in the Condensed Consolidated Statements of Operations:

	For the Years Ended
	May 2, 2015	May 3, 2014
Pharmacy	46.3%	39.8%
Consumables	29.2%	31.7%
Household Goods and Softlines	22.9%	26.8%
Franchise	1.6%	1.7%
Total Sales Mix	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 2.6% over last year while the average customer ticket increased 3.4% to $23.48.

Gross Profit

Gross profit for the first quarter decreased to $137.1 million in 2015 from $142.5 million in 2014, a decrease of $5.4 million or 3.8%. Gross margin, measured as a percentage of sales, was 26.9% in 2015, a decrease of 170 basis points as compared to 28.6% in the same quarter last year. The deleveraging in the quarter reflected ongoing pressure on pharmacy department margins driven by lagging reimbursement rates, the cost of participating in Medicare Part D preferred networks and continued generic pharmaceutical inflation. Further contributing to gross margin deleveraging was the continued general merchandise sales mix shift toward other consumable product departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $137.0 million (26.9% of sales) in 2015 from $132.4 (26.6% of sales) million in 2014, an increase of $4.6 million. The 30 basis points deleveraging in the first quarter was comprised of increased salary and benefits expense (31 basis points) driven by our recent talent upgrades, higher depreciation and amortization (16 basis points) and professional fees (12 basis points) driven by our pharmacy growth initiatives and increased insurance expense (24 basis points). The deleveraging was partially offset by lower occupancy related costs (50 basis points) associated with store closures in 2014.

Operating Income

Operating income was $0.1 million or less than 0.1% of sales in 2015 compared to operating income of $10.0 million or 2.0% of sales in 2014. The $9.9 million decrease in operating income is attributable to the $5.4 million decrease in gross profit, driven by pharmacy department pressures which include lagging reimbursement rates, the cost of participating in Medicare Part D preferred networks and continued generic pharmaceutical inflation as well as the continued general merchandise sales mix shift toward other consumable product departments. Also decreasing operating income was the $4.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first quarter totaled $0.3 million or less than 0.1% of sales compared to $0.1 million which was also less than 0.1% in the prior year.

Income Taxes

The effective income tax rate for the first quarter of 2015 was 84.5% compared to 38.2% in the first quarter of 2014. The increase in the effective income tax rate is the product of having minimal pretax loss in the quarter, which exaggerates the rate while having an insignificant effect on the actual tax credit recorded. Income tax benefit for the quarter was ($0.2) million compared to income tax expense of $3.8 million in the first quarter of 2014.

Net Income (Loss)

Net loss for the first quarter totaled $29 thousand resulting in earnings per diluted share that were essentially flat in 2015. For the year earlier quarter ended May 3, 2014, net income was $6.1 million or $0.17 per diluted share. The $6.1 million decrease in net income was due to the $5.4 million decrease in gross profit, driven by pharmacy department pressures which include lagging reimbursement rates, the cost of participating in Medicare Part D preferred networks and continued generic pharmaceutical inflation as well as the continued general merchandise sales mix shift toward other consumable departments. Net income also decreased due to the $4.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The decrease in gross profit was partially offset by a decrease in income tax expense of $4.0 million driven by lower gross profit which more than offset the higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $2.6 million during the thirteen week period ended May 2, 2015, compared to $16.9 million in the same period of the prior year. Cash generated from operating activities primarily resulted from an increase in operating liabilities of $32.8 million driven by the acquisition of Reeves-Sain Drug Store, Inc., and $10.9 million in depreciation and amortization expense, driven by pharmacy department growth. Offsetting the increases to cash was an increase in trade and non-trade receivables of $35.0 million related to an increase in inventory, excluding the reserves, of $10.9 million.

Net cash used in investing activities totaled $72.1 million during the thirteen week period ended May 2, 2015 compared to $12.8 million in the same period last year. Capital expenditures in the first three months of 2015 totaled $5.7 million related to existing store and pharmacy expenditures ($3.3 million), technology and other corporate expenditures ($2.0 million) and new store and pharmacy expenditures ($0.4 million). In addition, the Company spent approximately $12.4 million in 2015 for the acquisition of prescription lists and other pharmacy related items. During the first three months of 2015, we opened three Xpress pharmacy stores and closed one full-service store.

Net cash generated from financing activities totaled $75.4 million during the thirteen week period ended May 2, 2015 while net cash used by financing activities was $2.6 million in the same period last year. During the first three months of 2015, we borrowed $248.0 million and repaid $185.7 million on our revolving line of credit driven by borrowings related to the acquisition of Reeves-Sain Drug Store, Inc., as well as to manage our ongoing working capital needs. We also issued a $13.0 million note payable as part of the acquisition of our specialty pharmacy locations and paid cash dividends of $2.2 million. There were $2.3 million in borrowings outstanding at May 2, 2015 related to real estate mortgages compared to $2.8 million at January 31, 2015.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;
•	Continued availability of capital and financing;
•	Competitive factors, and the ability to recruit and retain employees;
•	Changes in the merchandise supply chain;
•	Changes in pharmaceutical inventory costs;
•	Changes in reimbursement practices for pharmaceuticals;
•	Governmental regulation;
•	Increases in insurance costs;
•	Cyber security risks;
•	Increases in fuel and utility rates;
•	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 - Legal Contingencies);
19

•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of May 2, 2015. We are exposed to financial market risks, including changes in interest rates. There were $66.7 million of borrowings at May 2, 2015 under the Company’s new Revolving Credit Agreement entered into on April 9, 2015, which bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance, and $3.8 million on January 31, 2015, under our previous Revolving Loan and Credit Agreement, which was fully repaid prior to entering into the new Agreement. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $55.0 million to $80.0 million throughout 2015.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 2, 2015 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the Magistrate Judge issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believed that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, and the parties are working towards the final distribution of the settlement proceeds. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

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

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first three months of 2015, leaving 3.0 million shares available for repurchase at May 2, 2015.

Item 6. Exhibits

Exhibit Index

Exhibit	Description	Manner of Filing

31.1	Certification of Chief Executive Officer	Filed Electronically
31.2	Certification of Executive Vice President and Chief Accounting Officer	Filed Electronically
32	Certification of Chief Executive Officer and Executive Vice President and Chief Accounting Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 11, 2015	/s/ Jerry A. Shore
Jerry A. Shore
Chief Executive Officer

Date: June 11, 2015	/s/ Sherri L. Tagg
Sherri L. Tagg
Executive Vice President and
Chief Accounting Officer

