Form 10-Q
period 2015-08-01
FREDS INC
filed 2015-09-10
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2015.

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________.

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

The registrant had 37,265,886 shares of Class A voting, no par value common stock outstanding as of September 4, 2015.

FRED’S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of August 1, 2015 (unaudited) and January 31, 2015	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2015 (unaudited) and August 2, 2014 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2015 (unaudited) and August 2, 2014 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 (unaudited) and August 2, 2014 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 – Controls and Procedures	21

Part II - Other Information	22-23

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	24

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	August 1, 2015	January 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,964	$6,440
Receivables, less allowance for doubtful accounts of $3,228 and $2,404, respectively	58,123	41,370
Inventories	323,591	315,678
Other non-trade receivables	41,227	43,487
Prepaid expenses and other current assets	11,146	12,983
Total current assets	441,051	419,958
Property and equipment, at depreciated cost	140,310	143,985
Goodwill	44,472	87
Other intangibles, net	95,580	79,542
Other noncurrent assets, net	8,741	5,674
Total assets	$730,154	$649,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,370	$143,250
Current portion of indebtedness	636	4,331
Accrued expenses and other	53,781	45,599
Deferred income taxes	13,386	13,386
Total current liabilities	229,173	206,566
Long-term portion of indebtedness	68,034	2,259
Other noncurrent liabilities	23,323	24,785
Total liabilities	320,530	233,610

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,265,456 and 36,969,268 shares issued and outstanding, respectively	107,995	104,495
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	301,059	310,571
Accumulated other comprehensive income	570	570
Total shareholders’ equity	409,624	415,636
Total liabilities and shareholders’ equity	$730,154	$649,246

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	$546,083	$491,185	$1,055,130	$989,449
Cost of goods sold	414,166	377,516	786,122	733,306
Gross profit	131,917	113,669	269,008	256,143

Depreciation and amortization	11,508	10,210	22,390	20,049
Selling, general and administrative expenses	128,187	129,600	254,321	252,206
Operating loss	(7,778)	(26,141)	(7,703)	(16,112)

Interest expense	449	163	711	298
Loss before income taxes	(8,227)	(26,304)	(8,414)	(16,410)

Benefit for income taxes	(3,350)	(9,870)	(3,508)	(6,094)
Net loss	$(4,877)	$(16,434)	$(4,906)	$(10,316)

Net loss per share
Basic	$(0.13)	$(0.45)	$(0.13)	$(0.28)

Diluted	$(0.13)	$(0.45)	$(0.13)	$(0.28)

Weighted average shares outstanding
Basic	36,676	36,635	36,586	36,611
Effect of dilutive stock options	0	0	0	0
Diluted	36,676	36,635	36,586	36,611

Dividends per common share	$0.06	$0.06	$0.12	$0.12

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net loss	$(4,877)	$(16,434)	$(4,906)	$(10,316)
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	—	—	—

Comprehensive loss	$(4,877)	$(16,434)	$(4,906)	$(10,316)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net loss	$(4,906)	$(10,316)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	22,390	20,049
Net gain on asset disposition	(107)	(2,707)
Provision (benefit) for store closures and asset impairment	(2,840)	14,922
Stock-based compensation	928	1,364
Provision for uncollectible receivables	824	1,240
LIFO reserve increase	3,281	2,111
Deferred income tax benefit	(3,511)	(7,414)
Income tax charge upon exercise of stock options	(214)	(58)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(8,675)	1,668
Insurance receivables	(189)	—
Inventories	(6,034)	5,932
Other assets	1,951	901
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,947	(5,247)
Income taxes payable	8,443	(6,022)
Other noncurrent liabilities	(2,464)	729
Net cash provided by operating activities	12,824	17,152

Cash flows from investing activities:
Capital expenditures	(10,301)	(11,300)
Proceeds from asset dispositions	246	3,807
Asset acquisition, net (primarily intangibles)	(6,533)	(16,545)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	(42,757)	—
Net cash used in investing activities	(59,345)	(24,038)

Cash flows provided by (used in) financing activities:
Proceeds from revolving line of credit	451,004	304,154
Payments on revolving line of credit	(401,004)	(291,175)
Payments of indebtedness and capital lease obligations	(510)	(992)
Proceeds from other long-term liabilities	(410)
Excess tax charges from stock-based compensation	214	58
Proceeds from exercise of stock options and employee stock purchase plan	2,199	622
Cash dividends paid	(4,448)	(4,418)
Net cash provided by financing activities	47,045	8,249

Increase in cash and cash equivalents	524	1,363
Cash and cash equivalents:
Beginning of year	6,440	6,725
End of period	$6,964	$8,088

Supplemental disclosures of cash flow information:
Interest paid	$711	$298
Income taxes paid	$3,849	$8,021

Non-cash investing and financial activities:
Acquisition related note payable, see Note 10 - Indebtedness	$13,000	$—
Acquisition related contingent liability	$1,000	$—

See accompanying notes to consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and subsidiaries (“Fred’s”, “We”, “Our”, “Us” or “Company”) operates, as of August 1, 2015, 662 discount general merchandise stores and three specialty pharmacy-only locations, in 15 states in the southeastern United States. Included in the count of discount general merchandise stores are 19 franchised locations. There are 376 full service pharmacy departments located within our discount general merchandise stores.

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

The results of operations for the thirteen week and twenty-six week periods ended August 1, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $40.5 million and $43.5 million at August 1, 2015 and January 31, 2015, respectively, cost was determined using the retail last-in, first-out (LIFO) method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $43.2 million at August 1, 2015 and $39.9 million at January 31, 2015.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at August 1, 2015 is $20.1 million, with the corresponding amount of $19.4 million at January 31, 2015.

In the second quarter of 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $11.6 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company began liquidating late in the second quarter of 2014, in accordance with our reconfiguration strategy. During the first six months of fiscal 2015, the Company utilized $3.3 million of the reserve associated with goods sold in 2015.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance August 1, 2015

Inventory markdown on low-productive inventory	$7.0	$—	$(3.1)	$3.9
Inventory provision for freight capitalization expense	$0.5	$—	$(0.2)	$0.3
Total	$7.5	$—	$(3.3)	$4.2

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Stock option expense	$175	$259	$(194)	$461
Restricted stock expense	485	386	1,025	793
ESPP expense	49	55	97	110
Total stock-based compensation	$709	$700	$928	$1,364

Income tax benefit on stock-based compensation	$181	$183	$202	$359

The fair value of each option granted during the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock Options
Expected volatility	30.2%	36.6%	30.2%	36.7%
Risk-free interest rate	1.9%	1.8%	1.7%	1.8%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.72%	1.55%	1.59%	1.55%

Weighted average fair value at grant date	$4.95	$5.40	$4.63	$5.39

Employee Stock Purchase Plan
Expected volatility	30.9%	32.5%	31.8%	36.8%
Risk-free interest rate	0.3%	0.2%	0.3%	0.2%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.76%	0.90%	0.57%	0.68%

Weighted average fair value at grant date	$3.92	$4.31	$3.74	$4.23

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. There were 24,553 shares issued during the twenty-six weeks ended August 1, 2015. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 1, 2015, there were 779,020 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended August 1, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	177,900	$17.97
Forfeited / Cancelled	(273,000)	$13.84
Exercised	(196,533)	$10.43
Outstanding at August 1, 2015	654,920	$15.57	5.0	$1,707

Exercisable at August 1, 2015	84,597	$14.63	3.6	$291

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended August 1, 2015 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 1, 2015, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of options vested during the twenty-six weeks ended August 1, 2015 was $62.5 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended August 1, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	72,854	$17.53
Forfeited / Cancelled	(83,124)	$13.87
Vested	(34,195)	$14.02
Non-vested Restricted Stock at August 1, 2015	513,056	$15.30

The aggregate pre-tax intrinsic value of restricted stock outstanding as of August 1, 2015 is $9.3 million with a weighted average remaining contractual life of 6.9 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.4 million, which is expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 1, 2015 was $56.0 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheets at a reasonable estimate of their fair value as of August 1, 2015 and January 31, 2015. There were $53.4 million of borrowings at August 1, 2015 under the Company’s new Revolving Credit Agreement entered into on April 9, 2015 with Regions Bank and Bank of America as of August 1, 2015, and $3.8 million on the Company’s prior revolving line of credit with Regions Bank and Bank of America on January 31, 2015. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	August 1, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$53,367	$53,367	$3,777	$3,777
Notes Payable	13,000	12,677	—	—
Mortgage loans on land & buildings	2,303	2,502	2,813	3,072

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

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	August 1, 2015	January 31, 2015
Property and equipment, at cost:

Buildings and building improvements	$117,760	$115,863
Leasehold improvements	79,111	76,822
Automobiles and vehicles	5,849	5,764
Airplane	4,697	4,697
Furniture, fixtures and equipment	273,056	267,397
	480,473	470,543
Less: Accumulated depreciation and amortization	(352,376)	(339,195)
	128,097	131,348
Construction in progress	3,570	4,033
Land	8,643	8,604
Total Property and equipment, at depreciated cost	$140,310	$143,985

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by FASB ASC 360, “Impairment or Disposal of Long-Lived Assets.” If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

During fiscal 2014, in association with the planned closure of stores not meeting the Company’s operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Fifty-two stores closed in accordance with the Company’s reconfiguration plan, and during 2014, the Company utilized $2.5 million of the reserve associated with fixed assets and leasehold improvements for the closed stores leaving $0.4 million remaining in the reserve as of January 31, 2015. In the first six months of 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures leaving $0.7 million remaining in the reserve as of August 1, 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, “Inventories,” we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million was established for the discontinuance of product categories that the Company has decided to exit in line with the strategies that are part of the Company’s reconfiguration plan. Product categories the Company has decided to exit are furniture, electronics, and footwear. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company has decided to exit and utilized $1.6 million of the reserve associated with goods sold in 2014. During the first six months of 2015, the Company utilized $0.1 million of the reserve associated with goods sold in 2015.

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

A lease obligation still exists for some store closures that occurred in 2008. During the first six months of fiscal 2015, we utilized $0.1 million and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving no reserve at August 1, 2015.

The following table illustrates the exit and disposal reserves related to the store closures and inventory strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance August 1, 2015

Inventory markdowns for discontinuance of exit categories	$0.4	$—	$(0.1)	$0.3
Inventory provision for freight capitalization expense, exit categories	$0.1	$—	$—	$0.1
Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.4	$0.3	$—	$0.7
Lease contract termination liability, 2008 closures	$0.1	$—	$(0.1)	$—
Total	$1.0	$0.3	$(0.2)	$1.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	August 1, 2015	August 2, 2014	January 31, 2015

Accumulated other comprehensive income	$570	$703	$703
Amortization of postretirement benefit	—	—	(133)
Ending balance	$570	$703	$570

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Company’s board of directors, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $288.0 thousand and $159.4 thousand for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The increase is due to the timing of property tax and insurance payments for the store locations as well as the addition of the Xpress pharmacy location.

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

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, and the parties are working towards the final distribution of the settlement proceeds. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8 and on the other server until April 24.  The malware was designed to search only for “track 2” data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  At this time, the Company is not able to estimate the costs or a range of costs related to this incident; however, costs related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance, which may offset some of these costs.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a new agreement with Regions Bank and Bank of America (the “New Agreement”) to replace the January 25, 2013 Revolving Loan and Credit Agreement that the Company had previously entered into with Regions Bank and Bank of America. The proceeds from the New Agreement were used in part to refinance the January 25, 2013 Revolving Loan and Credit Agreement and will also be used to support acquisitions and the Company’s working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which will include a sublimit for letters of credit and swingline loans. The New Agreement will expire on April 9, 2020 and will bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate, depending on our FIFO inventory balance. The Company’s interest rate for the unused portion of the credit line is 20.0 basis points, or 2%. The New Agreement also bears a credit facility fee  which will be amortized over the agreement term.

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

A summary of the preliminary purchase price allocation for Reeves-Sain Drug Store, Inc. is as follows:

Total purchase consideration:

Cash	$42,757.0
Notes payable	13,000.0
Contingent liability	1,000.0
Total purchase consideration	$56,757.0

Allocation of the purchase consideration:

Accounts receivables	$14,474.0
Inventory	2,005.0
Other assets	298.0
Goodwill	44,392.0
Identifiable intangible assets	18,180.0
Total assets acquired	$79,349.0

Accounts payable	$21,448.0
Other current liabilities	1,144.0
Total liabilities assumed	$22,592.0

Net assets acquired	$56,757.0

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Customer prescription files	$7,820.0	4
Referral and relationships	1,400.0	2
Trade name	6,900.0	—
Non-compete agreements	1,800.0	8
Business licenses	260.0	1
	$18,180.0

Item 2:

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred’s, Inc. and subsidiaries (“Fred’s”, “We”, “Our”, “Us” or “Company”) operates, as of August 1, 2015, 662 discount general merchandise stores and three specialty pharmacy-only locations in 15 states in the southeastern United States. During the first quarter of 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., (see Note 11 – Business Combinations). The acquisition included a retail pharmacy location and two specialty pharmacy locations called EntrustRx. There are currently 376 full service pharmacies in our general merchandise stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

In the first quarter of 2013, the Company launched our three-year reconfiguration. The main focus of our reconfiguration plan was to improve our overall store productivity and space efficiency while enhancing the product selection in stores with pharmacies. Our reconfiguration plan has two fundamental aims: (i) to improve our general merchandise space efficiency and productivity and (ii) to aggressively accelerate our pharmacy department presence.

In the first quarter of 2014, the Company announced updates to our reconfiguration plan. We confirmed through extensive research  that customers use Fred’s for their “need it now” convenience trips. We see this consumer behavior as an opportunity to further leverage sales of non-consumable and higher margin “immediate need” convenience products.

The Company updated its strategic focus to drive success of Fred’s throughout 2015 and beyond during the March 2015 and August 2015 earnings conference calls. The core principles include building the talent at Fred’s that will drive profitability and growth, implementing the structure, processes and disciplines that coordinate efforts throughout the organization and refining the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings.

Improve General Merchandise Space Efficiency and Productivity

During the second quarter of 2014, the Company embarked on a promotional program to reduce low-productive inventory that does not fit the go-forward convenient and pharmacy healthcare services model and announced the closing of 52 under-performing stores that took place in the back half of 2014. To date, these two initiatives have driven an inventory reduction of over $55.0 million, or 15%, making way for our improved convenient and pharmacy-centric retail store.

To further help drive the store performance, the Company is collectively focused on those initiatives that will drive the success of Fred’s throughout 2015 and beyond beginning with building the talent at Fred’s that will drive profitability and growth. We have a solid team of leaders through key additions and employee development in merchandising, marketing, supply chain and store operations. These leaders have been successful at major small-box retailers who, when coupled with the talent inside the organization today, will lead the upgrades needed in our front end merchandising and collaborate to enhance the end-to-end supply chain management.

The second initiative is to implement and maintain the structure, processes and disciplines that coordinate efforts throughout the organization. We have taken significant steps to re-instill disciplines, processes and structure in our organization and will leverage this progress to improve the level of execution in our stores. In the first half of 2015, we have already seen noticeable improvement in areas such as supplier partnerships, supply chain efficiency and import sourcing enhancements. The Company will continue to focus on initiatives that ensure we have the right product assortment at the right value for our customers.

The third initiative is to refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. We have made progress towards a new layout that will consist of a new Fred’s customer centric assortment along with improved merchandising and branding, a new store layout with improved adjacencies, traffic flow and navigation and a new check-out and enhanced value messaging. We anticipate having this new model in test during the third quarter to begin measuring the financial results and overall customer experience.

Aggressively accelerate our pharmacy department presence

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration as a percent of company owned stores was 50% at the end of 2012 when we announced our reconfiguration plan, and we ended the second quarter of 2015 at 58%. Under the reconfiguration plan, we are focused on increasing pharmacy department penetration in our stores. To achieve this desired pharmacy penetration, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location.

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and their two EntrustRx specialty pharmaceutical facilities. This acquisition closed on April 10, 2015 and has further expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. As we are focused on the successful integration of this acquisition, the Company will acquire fewer pharmacy files in 2015 than earlier anticipated. Our pharmacy department penetration rate is projected to be in the range of 59% to 60% by the end of 2015.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We anniversaried the opening of our specialty pharmacy only location in the fourth quarter of 2014 and continue to be pleased with the progress surrounding the execution of our specialty pharmacy initiatives and the opportunities to expand our presence in the specialty pharmacy market. Our recent acquisition of EntrustRx, will further enable us to expand our specialty pharmacy offerings. During the second quarter of 2015, we placed a greater marketing emphasis on our pharmacy department. We have various marketing plans under development to drive new prescriptions in our stores, while retaining current prescriptions. Fred’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease management services, with a special emphasis on diabetes management.

Second Quarter 2015 Summary

As we progress through 2015, it is important to look back at the efforts made in 2014 and how they help position us for growth in 2015. 2014 was a year of investment for the Company as we worked aggressively to clear inventory, close underperforming stores, and improve supply chain strategies. Clearly, those steps were challenging from a near-term perspective, but necessary in terms of our goal to restore Fred’s to profitability, expand gross margins and capitalize on the positive business in the pharmacy department. The investments and changes made in 2014 are expected to bring stronger financial performance in 2015 and beyond, while allowing us to continue our growth.

In the first six months, we invested $69.1 million in the expansion of our pharmacy departments, which was used to acquire 5 new pharmacy departments, 5 incremental pharmacy departments and 2 specialty pharmacy-only locations called EntrustRx. Our pharmacy department is a key differentiating factor for Fred’s, and our specialty pharmacy business is now accredited in all 50 states, clearing the way for expanding this part of our pharmacy business.

The investments we have made in our pharmacy department have helped drive the second quarter sales increase of 11.2% and contributed to the comparable sales growth of 0.7%, and we expect these investments will continue to benefit the Company’s operating results in the near and long terms.

Gross margin for the second quarter of 2015 was 24.2% of sales compared to 23.1% of sales in the second quarter of 2014. Gross margin leveraging in the second quarter of 2015 as compared to the second quarter of 2014 was primarily driven by provisions for inventory reserves of approximately $11.9 million recorded in the second quarter of 2014. Excluding the 2014 impact of the inventory provisions, gross margin deleveraged 140 basis points from 25.6% of sales last year to 24.2% of sales in 2015. This decrease is primarily attributable to ongoing compression of pharmacy department margins, which are driven by the sales mix shift toward low margin specialty drugs, reimbursement pressures, and a considerable increase in LIFO expense. However, gross profit in the second quarter of 2015 has increased $18.2 million compared to the second quarter of 2014, including the provision for inventory reserves. Excluding the provision for inventory reserves in the prior year period, gross profit in 2015 increased $6.3 million.

It is important to note that specialty pharmaceuticals have higher top-line sales and lower margin rates than our typical pharmacy business. Going forward as specialty pharmacy sales grow, our overall gross margin rate will be pressured, but gross profit dollars are expected to be higher. Additionally, we expect selling, general and administrative expenses as a percent of sales to leverage.

Our new initiatives are built to drive strong financial performance in 2016 and beyond. We expect the headwinds, especially in pharmacy, to continue in the short-term, but the currents of change taking place throughout the Company will help drive profits for the long-term.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 1, 2015 and August 2, 2014

Sales

Net sales for the second quarter of 2015 increased to $546.1 million from $491.2 million in 2014, a year-over-year increase of $54.9 million or 11.2%. On a comparable store basis, sales increased 0.9% compared to a 0.1% decrease in the same period last year.

General merchandise (excluding pharmacy department) sales for the second quarter decreased 8.4% to $261.4 million from $285.3 million in 2014. The general merchandise sales decrease was driven by $19.2 million of sales in stores that were closed in 2014 in accordance with our reconfiguration plan. We also experienced sales decreases in general merchandise departments such as food, paper products, cleaning supplies and electronics which were partially offset by sales increases in home, toys, small appliances and tobacco.

The Company’s pharmacy department sales were 50.6% of total sales ($276.6 million) in 2015 compared to 41.1% of total sales ($198.3 million) in the prior year and continue to rank as the largest department by sales within the Company. The total sales in this department increased 39.5% over 2014 driven by an increase in specialty pharmaceutical sales and retail pharmacy growth, with third party prescription sales representing approximately 93% of total pharmacy sales. The Company’s pharmacy department continues to benefit from the growth of our specialty pharmacy business as well as our program of purchasing prescription files from independent pharmacies combined with our strategic initiatives in our existing pharmacy locations.

The Company had 19 franchised locations at August 1, 2015 and 21 franchised locations as of August 2, 2014. Sales to our franchised locations during 2015 were $8.1 million (1.5% of sales) compared to $7.6 million (1.6% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales which are excluded from total sales in the Condensed Consolidated Statements of Operations:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Pharmacy	50.5%	40.4%
Consumables	26.6%	31.9%
Household Goods and Softlines	21.4%	26.1%
Franchise	1.5%	1.6%
Total Sales Mix	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 3.7% over last year while the average customer ticket increased 4.6% to $22.43.

Gross Profit

Gross profit for the second quarter increased to $131.9 million in 2015 from $113.7 million in 2014, an increase of $18.2 million or 16.1%. Gross margin for the second quarter, measured as a percentage of sales, was 24.2% in 2015, an increase of 110 basis points as compared to 23.1% in the same quarter last year. Gross profit increased as a result of higher sales from our pharmacy growth initiatives on top of inventory reserves which negatively impacted gross profit for the second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter, including depreciation and amortization, decreased to $139.7 million (25.6% of sales) in 2015 from $139.8 million (28.4% of sales) in 2014, a decrease of $0.1 million. The 280 basis points improvement in the second quarter was primarily driven by higher sales related to our pharmacy growth initiatives (285 basis points) and lower occupancy costs (45 basis points) associated with store closures in 2014. The improvement was partially offset by increased insurance expense (30 basis points) and higher depreciation and amortization (26 basis points) driven by our pharmacy growth initiatives.

Operating Loss

Operating loss for the second quarter was ($7.8) million or (1.4%) of sales in 2015 compared to operating loss of ($26.1) million or (5.3%) of sales in 2014. The $18.3 million decrease in operating loss is attributable to the $18.2 million increase in gross profit, driven by higher sales from our pharmacy growth initiatives on top of inventory reserves which negatively impacted gross profit for the second quarter of 2014. Also decreasing operating loss was the $0.1 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the second quarter totaled $0.5 million or 0.1% of sales in 2015, compared to $0.2 million or less than 0.1% in the prior year.

Income Taxes

The effective income tax rate for the second quarter of 2015 was 40.7% compared to 38.0% in the second quarter of 2014. Income tax benefit for the quarter was ($3.4) million compared to ($9.9) million in the second quarter of 2014.

Net Loss

Net loss for the second quarter totaled ($4.9) million or ($0.13) per diluted share in 2015 as compared to net loss of ($16.4) million or ($0.45) per diluted share in 2014. The $11.5 million decrease in net loss was due to the $18.2 million increase in gross profit, driven by higher sales from our pharmacy growth initiatives on top of inventory reserves which negatively impacted gross profit for the second quarter of 2014. Also decreasing net loss was the $0.1 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The decrease in net loss was partially offset by a decrease in income tax benefit of $6.5 million driven by higher gross profit which more than offset the higher effective tax rate.

Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014

Net sales for the first six months of 2015 increased to $1.055 billion from $989.4 million in 2014, a year-over-year increase of $65.7 million or 6.6%. On a comparable store basis, sales increased 0.7% compared to a 1.0% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the first six months of 2015 decreased 8.7% to $525.6 million from $575.7 million in 2014 during the same period. The general merchandise sales decrease was driven by the 2014 store closures in accordance with our reconfiguration plan. We also experienced sales decreases in departments such as food, lawn and garden, paper products, cleaning supplies and electronics which were partially offset by sales increases in tobacco, small appliances, health aids, toys and home.

The Company’s pharmacy department sales for the first six months of 2015 were 48.6% of total sales ($513.1 million) in 2015 compared to 40.4% of total sales ($397.7 million) in the prior year and continue to rank as the largest department by sales within the Company. The total sales for the first six months of 2015 in this department increased 29.0% over the same period in 2014, driven by an increase in specialty pharmaceutical sales and retail pharmacy growth, with third party prescription sales representing approximately 93% of total pharmacy sales. The Company’s pharmacy department continues to benefit from the growth of our specialty pharmacy business as well as our program of purchasing prescription files from independent pharmacies combined with our strategic initiatives in our existing pharmacy locations.

The Company had 19 franchised locations at August 1, 2015 and 21 franchised locations as of August 2, 2014. Sales to our franchised locations for the first six months of 2015 were $16.5 million (1.6% of sales) compared to $16.0 million (1.6% of sales) during the same period in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales which are excluded from total sales in the Condensed Consolidated Statements of Operations:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Pharmacy	48.4%	40.1%
Consumables	27.9%	31.8%
Household Goods and Softlines	22.1%	26.5%
Franchise	1.6%	1.6%
Total Sales Mix	100.0%	100.0%

For the first six months of 2015, comparable store customer traffic decreased 3.0% over last year while the average customer ticket increased 3.7% to $22.64.

Gross Profit

Gross profit for the first six months of 2015 increased to $269.0 million in 2015 from $256.1 million in 2014, an increase of $12.9 million or 5.0%. Gross margin, measured as a percentage of sales, was 25.5% in 2015, a decrease of 40 basis points as compared to 25.9% last year. Gross profit increased due to higher sales from our pharmacy growth initiatives on top of the negative impact to prior year for inventory reserves recorded in the second quarter of 2014, while the deleveraging in the quarter was driven by the sales mix shift toward low margin specialty pharmaceuticals, reimbursement pressures and an increase in LIFO expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 2015, including depreciation and amortization, increased to $276.7 million from $272.3 million during the same period in 2014, an increase of $4.5 million, but leveraged as a percent of sales to 26.2% in 2015 from 27.5% in 2014. The 130 basis points improvement in the first six months of 2015 was primarily driven by higher sales related to our pharmacy growth initiatives (183 basis points) and lower occupancy costs (39 basis points) associated with store closures in 2014. The improvement was partially offset by increased insurance expense (29 basis points), higher depreciation and amortization (24 basis points) driven by our pharmacy growth initiatives and increased legal and professional fees (10 basis points) associated with the acquisition of Reeves-Sain Drug Store, Inc.

Operating Loss

Operating loss was ($7.7) million or (0.7%) of sales for the first six months of 2015 compared to operating loss of ($16.1) million or (1.6%) of sales during the same period in 2014. The $8.4 million decrease in operating loss is attributable to the $12.9 million increase in gross profit, driven by higher sales from our pharmacy growth initiatives on top of the negative impact to prior year for inventory reserves recorded in the second quarter of 2014. The decrease in operating loss was offset by the $4.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first six months of 2015 totaled $0.7 million or 0.1% of sales compared to $0.3 million or less than 0.1% during the same period in the prior year.

Income Taxes

The effective income tax rate for the first six months of 2015 was 41.7% compared to 37.1% during the same period in 2014. Income tax benefit for the first six months was ($3.5) million compared to ($6.1) million in the same period of 2015.

Net Loss

Net loss for the first six months of 2015 totaled ($4.9) million or ($0.13) per diluted share in 2015 as compared to net loss of ($10.3) million or ($0.28) per diluted share during the same period in 2014. The $5.4 million decrease in net loss was due to the $12.9 million increase in gross profit, driven by higher sales from our pharmacy growth initiatives on top of the negative impact to prior year for inventory reserves recorded in the second quarter of 2014. The decrease in net loss was partially offset by the $4.5 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. Further offsetting the decrease in net loss was the $2.6 million decrease in income tax benefit driven by higher gross profit, which more than offset the higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business and the increase in the number of stores and pharmacies, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash provided by operating activities totaled $12.8 million during the twenty-six week period ended August 1, 2015, compared to $17.2 million in the same period of the prior year. Cash generated from operating activities in the first half of 2015 primarily resulted from $22.4 million in depreciation and amortization expense, driven by pharmacy department growth, an increase in operating liabilities of $9.9 million driven by the acquisition of Reeves-Sain Drug Store, Inc., and an increase to the LIFO reserve of $3.3 million. Offsetting the increases to cash was an increase in trade and non-trade receivables of $8.7 million, an increase in inventory, excluding the reserves, of $6.0 million, a net loss of $4.9 million and a deferred tax benefit of $3.5 million.

Net cash used in investing activities totaled $59.3 million during the twenty-six week period ended August 1, 2015, compared to $24.0 million in the same period last year. Capital expenditures in the first six months of 2015 totaled $10.3 million related to existing store and pharmacy expenditures ($4.9 million), technology and other corporate expenditures ($3.9 million) and new store and pharmacy expenditures ($1.5 million). In addition, the Company spent approximately $6.5 million in 2015 for the acquisition of prescription lists and other pharmacy related items in addition to the $42.8 million spent for the acquisition of Reeves-Sain Drug Store, Inc. (See Note 11 - Business Combinations). During the first six months of 2015, we opened four Xpress pharmacy locations and one full-service store and closed two Xpress pharmacy locations and one full-service store.

Net cash generated from financing activities totaled $47.0 million during the twenty-six week period ended August 1, 2015, while net cash generated from financing activities was $8.2 million in the same period last year. During the first six months of 2015, we borrowed $451.0 million and repaid $401.0 million on our revolving line of credit driven by borrowings related to the acquisition of Reeves-Sain Drug Store, Inc., as well as to manage our ongoing working capital needs. We also paid cash dividends of $4.4 million. There were $2.3 million in borrowings outstanding at August 1, 2015 related to real estate mortgages compared to $2.8 million at January 31, 2015.

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

The words “outlook”, “guidance”, “may”, “should”, “could”, “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

●	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;

●	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;

●	Continued availability of capital and financing;

●	Competitive factors, and the ability to recruit and retain employees;

●	Changes in the merchandise supply chain;

●	Changes in pharmaceutical inventory costs;

●	Changes in reimbursement practices for pharmaceuticals;

●	Governmental regulation;

●	Increases in insurance costs;

●	Cyber security risks;

●	Increases in fuel and utility rates; and /or

●	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 - Legal Contingencies);

●	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, ITEM 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of August 1, 2015. We are exposed to financial market risks, including changes in interest rates. There were $53.4 million of borrowings at August 1, 2015 under the Company’s new Revolving Credit Agreement entered into on April 9, 2015 with Regions Bank and Bank of America, which bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance, and $3.8 million on January 31, 2015, under our previous Revolving Loan and Credit Agreement, which was fully repaid prior to entering into the new Agreement. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $55.0 million to $80.0 million over that year.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 4.

CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended August 1, 2015 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, and the parties are working towards the final distribution of the settlement proceeds. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8 and on the other server until April 24.  The malware was designed to search only for “track 2” data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  At this time, the Company is not able to estimate the costs or a range of costs related to this incident; however, costs related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance, which may offset some of these costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred’s Board authorized the expansion of the Company’s existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first six months of 2015, leaving 3.0 million shares available for repurchase at August 1, 2015.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accounting and Financial Officer
32	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: September 10, 2015	/s/ Jerry A. Shore
Jerry A. Shore
Chief Executive Officer

Date: September 10, 2015	/s/ Lilia R. Lauren
Lilia R. Lauren
Senior Vice President of Finance
(Principal Accounting and Financial Officer)

