Form 10-Q
period 2015-10-31
FREDS INC
filed 2015-12-10
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2015.

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

The registrant had 37,345,195 shares of Class A voting, no par value common stock outstanding as of December 4, 2015.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 31, 2015 (unaudited) and January 31, 2015	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2015 (unaudited) and November 1, 2014 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2015 (unaudited) and November 1, 2014 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2015 (unaudited) and November 1, 2014 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 – Controls and Procedures	22

Part II - Other Information	22-24

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	24

Signatures	25

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	October 31, 2015	January 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,643	$6,440
Receivables, less allowance for doubtful accounts of $2,807 and $2,404, respectively	54,576	41,370
Inventories	369,915	315,678
Other non-trade receivables	41,116	43,487
Prepaid expenses and other current assets	12,303	12,983
Total current assets	484,553	419,958
Property and equipment, at depreciated cost	138,937	143,985
Goodwill	44,472	87
Other intangibles, net	96,391	79,542
Other noncurrent assets, net	8,996	5,674
Total assets	$773,349	$649,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,886	$143,250
Current portion of indebtedness	628	4,331
Accrued expenses and other	60,319	45,599
Deferred income taxes	13,386	13,386
Total current liabilities	321,219	206,566
Long-term portion of indebtedness	14,188	2,259
Other noncurrent liabilities	28,182	24,785
Total liabilities	363,589	233,610

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,359,267 and 36,969,268 shares issued and outstanding, respectively	108,932	104,495
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	300,258	310,571
Accumulated other comprehensive income	570	570
Total shareholders’ equity	409,760	415,636
Total liabilities and shareholders’ equity	$773,349	$649,246

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$540,996	$476,175	$1,596,126	$1,465,624
Cost of goods sold	398,733	352,686	1,184,855	1,085,992
Gross profit	142,263	123,489	411,271	379,632

Depreciation and amortization	11,397	10,259	33,787	30,308
Selling, general and administrative expenses	128,457	129,809	382,778	382,015
Operating income (loss)	2,409	(16,579)	(5,294)	(32,691)

Interest expense	352	107	1,063	405
Income (loss) before income taxes	2,057	(16,686)	(6,357)	(33,096)

Provision (benefit) for income taxes	621	(6,252)	(2,887)	(12,346)
Net income (loss)	$1,436	$(10,434)	$(3,470)	$(20,750)

Net income (loss) per share
Basic	$0.04	$(0.28)	$(0.09)	$(0.57)

Diluted	$0.04	$(0.28)	$(0.09)	$(0.57)

Weighted average shares outstanding
Basic	37,108	36,691	36,654	36,650
Effect of dilutive stock options	3	0	0	0
Diluted	37,111	36,691	36,654	36,650

Dividends per common share	$0.06	$0.06	$0.18	$0.18

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income (loss)	$1,436	$(10,434)	$(3,470)	$(20,750)
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income (loss)	$1,436	$(10,434)	$(3,470)	$(20,750)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net loss	$(3,470)	$(20,750)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	33,787	30,308
Net gain on asset disposition	(2,657)	(3,125)
Provision (benefit) for store closures and asset impairment	(3,834)	14,177
Stock-based compensation	1,721	1,962
Provision for uncollectible receivables	403	297
LIFO reserve increase	3,557	2,368
Deferred income tax benefit	(3,826)	(8,991)
Income tax charge upon exercise of stock options	(216)	(68)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(5,811)	(4,836)
Insurance receivables	(236)	(16)
Inventories	(51,641)	(4,173)
Other assets	793	43
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	96,564	39,914
Income taxes payable	9,206	(10,495)
Other noncurrent liabilities	2,394	13,336
Net cash provided by operating activities	76,734	49,951

Cash flows provided by (used in) investing activities:
Capital expenditures	(15,561)	(17,885)
Proceeds from asset dispositions	3,401	4,510
Asset acquisition, net (primarily intangibles)	(12,720)	(28,322)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	(42,750)	-
Net cash used in investing activities	(67,630)	(41,697)

Cash flows provided by (used in) financing activities:
Proceeds from revolving line of credit	628,617	383,568
Payments on revolving line of credit	(632,461)	(383,568)
Payments of indebtedness and capital lease obligations	(532)	(1,583)
Proceeds from other long-term liabilities	(398)	-
Excess tax charges from stock-based compensation	216	68
Proceeds from exercise of stock options and employee stock purchase plan	2,343	762
Cash dividends paid	(6,686)	(6,631)
Net cash used in financing activities	(8,901)	(7,384)

Increase in cash and cash equivalents	203	870
Cash and cash equivalents:
Beginning of year	6,440	6,725
End of period	$6,643	$7,595

Supplemental disclosures of cash flow information:
Interest paid	$1,063	$405
Income taxes paid	$3,850	$8,044

Non-cash investing and financial activities:
Acquisition related note payable, see Note 11 - Business Combinations	$13,000	$-
Acquisition related contingent liability	$1,000	$-

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of October 31, 2015, 658 discount general merchandise stores and three specialty pharmacy-only locations, in 15 states in the southeastern United States. Included in the count of discount general merchandise stores are 19 franchised locations. There are 374 full service pharmacy departments located within our discount general merchandise stores, including the franchised locations.

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

The results of operations for the thirteen week and thirty-nine week periods ended October 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Report to 2014 and 2015 refer to the fiscal years ended January 31, 2015 and ending January 30, 2016, respectively.

NOTE 2: INVENTORIES

Merchandise inventories are valued at the lower of cost or market using the retail first-in, first-out (FIFO) inventory method for goods in our stores and the cost FIFO inventory method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumptions that the retail inventory method provides for valuation at lower of cost or market and the inherent uncertainties therein are discussed in the following paragraphs. In order to assure valuation at the lower of cost or market, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at net realizable value (market value). Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or market as is prescribed by GAAP.

Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review process, conducted by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns on a particular product class. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink) is a significant element in approximating the carrying value of inventory at net realizable value, and as such the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate in the determination of the cost value of inventory.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $48.6 million and $43.5 million at October 31, 2015 and January 31, 2015, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $43.5 million at October 31, 2015 and $39.9 million at January 31, 2015.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at October 31, 2015 is $22.8 million, with the corresponding amount of $19.4 million at January 31, 2015.

During 2014, the Company established a reserve for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $12.5 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company began liquidating late in the second quarter of 2014, in accordance with our strategic plan. The Company utilized $5.0 million of the reserve associated with goods sold in 2014, leaving $7.5 million in the reserve at January 31, 2015. During the first nine months of 2015, the Company utilized an additional $4.4 million of the reserve associated with goods sold in 2015, leaving $3.1 million in the reserve at October 31, 2015.

The following table illustrates the inventory markdown reserve activity related to the low-productive inventory discussed in the previous paragraph (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance October 31, 2015

Inventory markdown on low-productive inventory	$7.0	$-	$(4.1)	$2.9
Inventory provision for freight capitalization expense	$0.5	$-	$(0.3)	$0.2
Total	$7.5	$-	$(4.4)	$3.1

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Stock option expense	$352	$201	$158	$662
Restricted stock expense	392	342	1,417	1,135
ESPP expense	49	55	146	165
Total stock-based compensation	$793	$598	$1,721	$1,962

Income tax benefit on stock-based compensation	$148	$149	$350	$508

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock Options
Expected volatility	30.7%	35.9%	30.4%	36.2%
Risk-free interest rate	1.9%	2.0%	1.8%	1.9%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.75%	1.61%	1.67%	1.59%

Weighted average fair value at grant date	$3.90	$4.73	$4.29	$4.96

Employee Stock Purchase Plan
Expected volatility	29.7%	29.1%	31.1%	34.2%
Risk-free interest rate	0.3%	0.2%	0.3%	0.2%
Expected option life (in years)	0.75	0.75	0.50	0.50
Expected dividend yield	1.15%	1.35%	0.76%	0.90%

Weighted average fair value at grant date	$4.15	$4.35	$3.88	$4.30

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 44,187 shares issued during the thirty-nine weeks ended October 31, 2015. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 31, 2015, there were 759,386 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	329,107	$16.31
Forfeited / Cancelled	(273,000)	$13.84
Exercised	(197,733)	$10.46
Outstanding at October 31, 2015	804,927	$15.34	4.6	$209

Exercisable at October 31, 2015	96,531	$14.57	3.6	$40

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended October 31, 2015 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of October 31, 2015, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 3.92 years. The total fair value of options vested during the thirty-nine weeks ended October 31, 2015 was $168.0 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	124,721	$17.63
Forfeited / Cancelled	(83,124)	$13.87
Vested	(46,980)	$13.51
Non-vested Restricted Stock at October 31, 2015	552,138	$15.60

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 31, 2015 is $7.7 million with a weighted average remaining contractual life of 7.0 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.8 million, which is expected to be recognized over a weighted average period of approximately 3.75 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 31, 2015 was $602.7 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the Condensed Consolidated Balance Sheets at a reasonable estimate of their fair value as of October 31, 2015 and January 31, 2015. There were no borrowings under the Company’s new Revolving Credit Agreement entered into on April 9, 2015 with Regions Bank and Bank of America as of October 31, 2015, and $3.8 million on the Company's prior revolving line of credit (since repaid [see Note 10 – Indebtedness]) with Regions Bank and Bank of America on January 31, 2015. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	October 31, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$-	$-	$3,844	$3,844
Notes Payable	13,000	12,622	-	-
Mortgage loans on land & buildings	2,281	2,491	2,813	3,072

NOTE 5: PROPERTY AND EQUIPMENT

Property and Equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the useful life of the improvement. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded as a component of selling, general and administrative expenses.

The following illustrates the breakdown of the major categories within Property and Equipment (in thousands):

	October 31, 2015	January 31, 2015
Property and equipment, at cost:

Buildings and building improvements	$118,115	$115,863
Leasehold improvements	80,343	76,822
Automobiles and vehicles	5,614	5,764
Airplane	4,697	4,697
Furniture, fixtures and equipment	275,158	267,397
	483,927	470,543
Less: Accumulated depreciation and amortization	(358,212)	(339,195)
	125,715	131,348
Construction in progress	4,579	4,033
Land	8,643	8,604
Total Property and equipment, at depreciated cost	$138,937	$143,985

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by FASB ASC 360, "Impairment or Disposal of Long-Lived Assets." If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon a discounted cash flow model.

During fiscal 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Fifty-two stores closed in accordance with the Company's strategic plan, and during 2014, the Company utilized $2.5 million of the reserve associated with fixed assets and leasehold improvements for the closed stores leaving $0.4 million remaining in the reserve as of January 31, 2015. In the first nine months of 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures leaving $0.7 million remaining in the reserve as of October 31, 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, a reserve in the amount of $1.7 million was established for the discontinuance of product categories that the Company decided to exit in line with the strategies that are part of the Company's strategic plan. Product categories the Company decided to exit are furniture, electronics, and footwear. During 2014, the Company reserved an additional $0.3 million for the discontinuance of product categories that the Company decided to exit, and the Company utilized $1.6 million of the reserve associated with goods sold in 2014. During the first nine months of 2015, the Company utilized $0.1 million of the reserve associated with goods sold in 2015, leaving $0.3 million remaining in the reserve at October 31, 2015.

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

A lease obligation for some store closures that occurred in 2008 still existed as of January 31, 2015. During the first nine months of fiscal 2015, we utilized $0.1 million and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving no reserve at October 31, 2015.

The following table illustrates the exit and disposal reserves related to the store closures and inventory strategic initiatives discussed in the previous paragraphs (in millions):

	Balance at January 31, 2015	Additions	Utilization	Ending Balance October 31, 2015

Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.4	$0.3	$-	$0.7
Inventory markdowns for discontinuance of exit categories	$0.4	$-	$(0.1)	$0.3
Inventory provision for freight capitalization expense, exit categories	$0.1	$-	$-	$0.1
Lease contract termination liability, 2008 closures	$0.1	$-	$(0.1)	$-
Total	$1.0	$0.3	$(0.2)	$1.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	October 31, 2015	November 1, 2014	January 31, 2015

Accumulated other comprehensive income	$570	$703	$703
Amortization of postretirement benefit	-	-	(133)
Ending balance	$570	$703	$570

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company and Chairman of the Company's board of directors, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development owns the land and building occupied by one of Fred's Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations are consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments related to related party leases were $394.4 thousand and $234.6 thousand for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The increase is due to the timing of property tax and insurance payments for the store locations as well as the addition of the Xpress pharmacy location.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition.  The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the revolving line of credit.  The notes payable have a potential to earn additional contingent consideration if certain growth objectives are met for which the Company has recorded a liability of an additional $1.0 million.  See Note 11 – Business Combinations for further discussion of the acquisition.

NOTE 9: LEGAL CONTINGENCIES

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case was dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, and the distribution of the settlement proceeds complete. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8 and on the other server until April 24.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  The Company has received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company is in the process of appealing this assessment.  The Company has not yet received assessments from any other payment card networks.  This amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for PCI fines including liabilities to payment card networks, which may offset some of these costs.

Expenses for the thirteen and thirty-nine week periods include approximately $2.8 million for a reserve established as an estimate for the probable loss related to the anticipated payment card networks’ claims resulting from the data breach.  This reserve is based on the best estimate at this time for losses related to MasterCard and the low end of a range for operational losses related to Visa, after being offset by anticipated insurance recoveries.  This reserve does not include any amounts associated with Visa’s expected claims for alleged incremental counterfeit fraud losses because the loss associated with such claims, while probable, is not reasonably estimable at this time.  In addition, this reserve does not include any losses associated with any other card networks (besides Visa and MasterCard) as these losses are not reasonably estimable at this time.  The Company has appealed the MasterCard assessment and plans to dispute any future assessments received related to the data breach.  This amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a new agreement with Regions Bank and Bank of America (the “New Agreement”) to replace the January 25, 2013 Revolving Loan and Credit Agreement that the Company had previously entered into with Regions Bank and Bank of America. The proceeds from the New Agreement were used in part to refinance the January 25, 2013 Revolving Loan and Credit Agreement and will also be used to support acquisitions and the Company’s working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which will include a sublimit for letters of credit and swingline loans. The New Agreement will expire on April 9, 2020 and will bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate, depending on our FIFO inventory balance. The Company’s interest rate for the unused portion of the credit line is 20.0 basis points, or 0.2%. The New Agreement also bears a credit facility fee which will be amortized over the agreement term.

NOTE 11: BUSINESS COMBINATIONS

On April 10, 2015, we acquired Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The total consideration for the purchase was approximately $67.0 million, less working capital adjustments of $10.2 million, which yielded an adjusted purchase consideration of $56.8 million. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The sellers have a potential to earn additional contingent consideration if certain growth objectives are met for which the Company has recorded a liability of an additional $1.0 million.

A summary of the preliminary purchase price allocation for Reeves-Sain Drug Store, Inc. is as follows (dollars in thousands):

Total purchase consideration:

Cash	$42,750
Notes payable	$13,000
Contingent liability	$1,000
Total purchase consideration	$56,750

Allocation of the purchase consideration:

Accounts receivables	$14,474
Inventory	$2,005
Other assets	$298
Goodwill	$44,385
Identifiable intangible assets	$18,180
Total assets acquired	$79,342

Accounts payable	$21,448
Other current liabilities	$1,144
Total liabilities assumed	$22,592

Net assets acquired	$56,750

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Customer prescription files	$7,820	4
Referral and relationships	$1,400	2
Trade name	$6,900	-
Non-compete agreements	$1,800	8
Business licenses	$260	1
	$18,180

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “we”, “our”, “us” or “the company”) operates, as of October 31, 2015, 658 discount general merchandise stores and three specialty pharmacy-only locations in 15 states in the southeastern United States. During the first quarter of 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., (see Note 11 – Business Combinations). The acquisition included a retail pharmacy location and two specialty pharmacy locations called EntrustRx. There are currently 374 full service pharmacies in the Company’s stores. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop. Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in town.

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

Our strategic plan has two fundamental aims: (i) to improve our general merchandise space efficiency and productivity and (ii) to aggressively accelerate our pharmacy department presence. The core principles of our plan include building the talent at Fred’s that will drive profitability and growth, implementing the structure, processes and disciplines that coordinate efforts throughout the organization and refining the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. In addition, the Company is aggressively pursuing growth in its specialty pharmacy business.

Improve General Merchandise Space Efficiency and Productivity

In 2014, the Company undertook initiatives to reduce low-productive inventory and to close underperforming stores which allowed us to create a broader assortment of products with more branded merchandise, focus on relevant brands in our price points, and reduce out of stocks in our improved convenient and pharmacy-centric retail store. To further help drive the store performance, the Company is collectively focused on those initiatives that will drive the success of Fred’s through the fourth quarter of 2015 and beyond, beginning with building the talent at Fred’s that will drive profitability and growth. We have a solid team of leaders through key additions and employee development in merchandising, marketing, supply chain and store operations. These leaders have been successful at major small-box retailers who, when coupled with the talent inside the organization today, will continue to lead the upgrades we are undergoing in our front end merchandising and continue to enhance the Company’s end-to-end supply chain management.

The second initiative is to implement and maintain the structure, processes and disciplines that coordinate efforts throughout the organization. We have taken significant steps to re-instill disciplines, processes and structure in our organization and will leverage this progress to improve the level of execution in our stores. In the first nine months of 2015, we have already seen noticeable improvement in areas such as supplier partnerships, supply chain efficiency and import sourcing enhancements. The Company will continue to focus on initiatives that ensure we have the right product assortment at the right value for our customers.

The third initiative is to refine the store and pharmacy model that showcases Fred’s competitive advantages of convenience, friendliness and pharmacy service offerings. We have implemented, on a test basis, a new layout that consists of a new Fred's customer centric assortment along with improved merchandising and branding, a new store layout with improved adjacencies, traffic flow and navigation and a new check-out and enhanced value messaging. We are currently testing this new layout to measure its financial results and overall customer experience.

Aggressively accelerate our pharmacy department presence

Fred’s stores with pharmacy departments outperform our retail locations without pharmacy departments. Our pharmacy department is a key differentiating factor from other small-box discount retailers. Pharmacy department penetration as a percent of company owned stores has grown from 50% of stores in 2012, when we announced our strategic plan, to 58% of stores in 2015. Under the strategic plan, we are focused on increasing pharmacy department penetration in our stores. To achieve this desired pharmacy penetration, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location.

On March 25, 2015, the Company announced the intent to acquire Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and two EntrustRx specialty pharmaceutical facilities. This acquisition closed on April 10, 2015 and has further expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. As we are focused on the successful integration of this acquisition, the Company will acquire fewer pharmacy files in 2015 than earlier anticipated. Our pharmacy department penetration rate is projected to be in the range of 58% to 60% by the end of 2015.

This growth in pharmacy department locations positions us to expand our other pharmacy offerings such as our specialty pharmacy program, our customer-centric clinical services offerings and an improved over-the-counter offering in health and beauty aids. Specialty medications are high cost drugs that are used to treat chronic or rare conditions such as hepatitis, cancer, multiple sclerosis, rheumatoid arthritis and other complex diseases. We anniversaried the opening of our specialty pharmacy only location in the fourth quarter of 2014 and continue to be pleased with the progress surrounding the execution of our specialty pharmacy initiatives and the opportunities to expand our presence in the specialty pharmacy market. Our recent acquisition of EntrustRx, will further enable us to expand our specialty pharmacy offerings. During the third quarter of 2015, we placed a greater marketing emphasis on our pharmacy department. We have various marketing plans under development to drive new prescriptions in our stores, while retaining current prescriptions. We expanded our pharmacy marketing, especially in our monthly ad circulars, which included four-page inserts that emphasized our immunization programs, Medicare Part D enrollment and our compliance and adherence program, Time My Meds, along with the overall theme of Fred's pharmacy being consumers’ local hometown pharmacy of choice, which is an essential theme to our overall marketing strategy.

Beginning in the second quarter, the Company outlined additional initiatives that are ongoing designed to leverage and differentiate our specialty pharmacy offerings, reduce our costs to fill and drive comparable prescriptions. In the third quarter, the Company registered key wins in the expansion of our limited distribution drug portfolio, while also working with the payer community to expand our pharmacy network access. We made progress towards controlling labor expense by efficiently managing our pharmacist and pharmacy technician hours based on real-time labor models. We saw an improvement in comparable prescriptions as a result of these initiatives, in that the third quarter saw flat comparable prescriptions, whereas comparable prescriptions declined in the first two quarters. The Company now completed two engagements utilizing the expertise of the management consulting firm, A.T. Kearney and are progressing and implementing financial opportunities that were raised by A.T. Kearney as we move toward our goal of becoming the leading healthcare destination for both products and services within our markets.

Third Quarter 2015 Summary

As we progress through 2015, it is important to look back at the efforts made in 2014 and how they help position us for growth in 2015. Fiscal 2014 was a year of investment for the Company as we worked aggressively to clear inventory, close underperforming stores, and improve supply chain strategies. Clearly, those steps were challenging from a near-term perspective, but necessary in terms of our goal to restore Fred's to profitability, expand gross margins and capitalize on the positive business in the pharmacy department. The investments and changes made in 2014 are expected to bring stronger financial performance as we close 2015 and beyond, while allowing us to continue our growth.

In the first nine months, we invested $74.6 million in the expansion of our pharmacy departments, which was used to acquire 6 new pharmacy departments, 9 incremental pharmacy departments and 2 specialty pharmacy-only locations called EntrustRx. Our pharmacy department is a key differentiating factor for Fred’s, and our specialty pharmacy business is now licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

The investments we have made in our pharmacy department have helped drive the third quarter sales increase of 13.6% and contributed to the comparable sales growth of 2.7%, and we expect these investments will continue to benefit the Company’s operating results in the near and long terms.

Gross margin for the third quarter of 2015 was 26.3% of sales compared to 25.9% of sales in the third quarter of 2014. Gross margin leveraging in the third quarter of 2015 as compared to the third quarter of 2014 was primarily driven by provisions for inventory reserves of approximately $17.5 million recorded through the third quarter of 2014. Excluding the 2014 impact of the inventory provisions, gross margin deleveraged 70 basis points from 27.1% of sales last year to 26.4% of sales in 2015. This decrease is primarily attributable to the ongoing compression of pharmacy department margins, which are driven by the sales mix shift toward low margin specialty drugs, reimbursement pressures, and a considerable increase in LIFO expense. However, gross profit in the third quarter of 2015 has increased $18.8 million compared to the third quarter of 2014, including the provision for inventory reserves. Excluding the provision for inventory reserves in the prior year period, gross profit in the third quarter of 2015 increased $13.8 million or 11% above last year’s gross profit volume. Despite the loss of sales volume from underperforming stores that were closed at the end of 2014, gross profit increased in the third quarter of 2015, as a result of the growth in our retail and specialty pharmacy departments and strategic changes within our general merchandise and supply chain departments.

It is important to note that specialty pharmaceuticals have higher top-line sales and lower margin rates than our typical pharmacy business. Going forward as specialty pharmacy sales grow, our overall gross margin rate may be diminished, but gross profit dollars are expected to be higher. Additionally, we expect selling, general and administrative expenses as a percent of sales to leverage.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 31, 2015 and November 1, 2014

Sales

Net sales for the third quarter of 2015 increased to $541.0 million from $476.2 million in 2014, a year-over-year increase of $64.8 million or 13.6%. On a comparable store basis, sales increased 2.7% compared to a 0.3% increase in the same period last year.

General merchandise (excluding pharmacy department) sales for the third quarter decreased 5.9% to $243.1 million from $258.3 million in 2014. The decrease was driven by $16.2 million of sales lost from stores that were closed in 2014 in accordance with our strategic plan. Partially offsetting the sales decrease from store closures were sales increases in general merchandise departments such as health and wellness and toys. We also experienced sales decreases in general merchandise departments such as paper, chemicals and food.

The Company’s pharmacy department sales were 53.5% of total sales ($289.6 million) in 2015 compared to 44.2% of total sales ($210.5 million) in the prior year and continue to rank as the largest department by sales within the Company. The total sales in this department increased 37.6% over 2014 driven by an increase in specialty pharmaceutical sales and retail pharmacy growth, with third party prescription sales representing approximately 93% of total pharmacy sales. The Company’s pharmacy department continues to benefit from the growth of our specialty pharmacy business as well as our program of purchasing prescription files from independent pharmacies combined with our strategic initiatives in our existing pharmacy locations.

The Company had 19 franchised locations at October 31, 2015 and 21 franchised locations as of November 1, 2014. Sales to our franchised locations during 2015 were $8.2 million (1.5% of sales) compared to $7.4 million (1.6% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales which are excluded from total sales in the Condensed Consolidated Statements of Operations:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Pharmacy	53.3%	44.1%
Consumables	27.0%	32.1%
Household Goods and Softlines	18.2%	22.3%
Franchise	1.5%	1.5%
Total Sales Mix	100.0%	100.0%

For the quarter, comparable store customer traffic decreased 3.6% over last year while the average customer ticket increased 6.3% to $22.80.

Gross Profit

Gross profit for the third quarter increased to $142.3 million in 2015 from $123.5 million in 2014, an increase of $18.8 million or 15.2%. Gross margin for the third quarter, measured as a percentage of sales, was 26.3% in 2015, an increase of 40 basis points as compared to 25.9% in the same quarter last year. Gross profit increased as a result of initiatives implemented within our general merchandise departments, higher sales from our pharmacy growth initiatives and inventory reserves which negatively impacted gross profit for the third quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter, including depreciation and amortization, decreased to $139.9 million (25.9% of sales) in 2015 from $140.1 million (29.4% of sales) in 2014, a decrease of $0.2 million. The 350 basis points improvement in the third quarter was primarily driven by higher sales related to our pharmacy growth initiatives (313 basis points), lower occupancy costs (64 basis points) associated with store closures in 2014 and controlled labor costs (35 basis points). The improvement was partially offset by increased legal and professional fees (85 basis points) which was primarily due to the recording of a reserve in the third quarter for our estimates of fines resulting from a data security breach and higher depreciation and amortization (21 basis points) driven by our pharmacy growth initiatives.

Operating Income

Operating income for the third quarter was $2.4 million or 0.4% of sales in 2015 compared to an operating loss of $16.6 million or (3.5%) of sales in 2014. The $19.0 million increase in operating income is attributable to the $18.8 million increase in gross profit, driven by initiatives implemented within our general merchandise departments, higher sales from our pharmacy growth initiatives and inventory reserves which negatively impacted gross profit for the third quarter of 2014. Also increasing operating income was the $0.2 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the third quarter totaled $0.4 million or 0.1% of sales in 2015, compared to $0.1 million or less than 0.1% in the prior year.

Income Taxes

The effective income tax rate for the third quarter of 2015 was 30.2% compared to 37.5% in the third quarter of 2014. Income tax expense for the quarter was $0.6 million, compared to a $6.3 million income tax benefit in the third quarter of 2014.

Net Income

Net income for the third quarter totaled $1.4 million or $0.04 per diluted share in 2015 as compared to net loss of $10.4 million or ($0.28) per diluted share in 2014. The $11.9 million increase in net income was due to the $18.8 million increase in gross profit, driven by initiatives implemented within our general merchandise departments, higher sales from our pharmacy growth initiatives and inventory reserves which negatively impacted gross profit for the third quarter of 2014 and a $0.2 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The increase in net income was partially offset by an increase in income tax expense of $6.9 million driven by higher operating income.

Thirty-Nine Weeks Ended October 31, 2015 and November 1, 2014

Sales

Net sales for the first nine months of 2015 increased to $1.596 billion from $1.466 billion in 2014, a year-over-year increase of $130.5 million or 8.9%. On a comparable store basis, sales increased 1.5% compared to a 0.5% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the first nine months of 2015 decreased 7.8% to $768.7 million from $834.1 million in 2014 during the same period. The general merchandise sales decrease was driven by $55.8 million of sales in stores that were closed in 2014 in accordance with our strategic plan. We also experienced sales decreases in departments such as paper, chemicals, lawn and garden and food which were partially offset by sales increases in as seen on TV, toys and giftware departments.

The Company’s pharmacy department sales for the first nine months of 2015 were 50.3% of total sales ($802.7 million) in 2015 compared to 41.5% of total sales ($608.2 million) in the prior year and continue to rank as the largest department by sales within the Company. The total sales for the first nine months of 2015 in this department increased 32.0% over the same period in 2014, driven by an increase in specialty pharmaceutical sales and retail pharmacy growth, with third party prescription sales representing approximately 93% of total pharmacy sales. The Company’s pharmacy department continues to benefit from the growth of our specialty pharmacy business as well as our program of purchasing prescription files from independent pharmacies combined with our strategic initiatives in our existing pharmacy locations.

The Company had 19 franchised locations at October 31, 2015 and 21 franchised locations as of November 1, 2014. Sales to our franchised locations for the first nine months of 2015 were $24.7 million (1.6% of sales) compared to $23.4 million (1.6% of sales) during the same period in the prior year. The Company does not intend to expand its franchise network.

The following table illustrates the sales mix, unadjusted for deferred layaway sales which are excluded from total sales in the Condensed Consolidated Statements of Operations:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Pharmacy	50.1%	41.4%
Consumables	27.6%	31.9%
Household Goods and Softlines	20.8%	25.1%
Franchise	1.5%	1.6%
Total Sales Mix	100.0%	100.0%

For the first nine months of 2015, comparable store customer traffic decreased 3.1% over last year while the average customer ticket increased 4.6% to $22.68.

Gross Profit

Gross profit for the first nine months of 2015 increased to $411.3 million in 2015 from $379.6 million in 2014, an increase of $31.6 million or 8.3%. Gross margin, measured as a percentage of sales, was 25.8% in 2015, a decrease of 10 basis points as compared to 25.9% last year. Gross profit increased due to the negative impact of inventory reserves recorded in the second and third quarters of 2014, higher sales from our pharmacy growth initiatives and initiatives implemented within our general merchandise departments, while the deleveraging between the two periods was driven by our sales mix shift toward low margin specialty pharmaceuticals, reimbursement pressures and an increase in LIFO expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2015, including depreciation and amortization, increased to $416.6 million from $412.3 million during the same period in 2014, an increase of $4.3 million, but leveraged as a percent of sales to 26.1% in 2015 from 28.1% in 2014. This 200 basis points improvement was primarily driven by higher sales related to our pharmacy growth initiatives (226 basis points) and lower occupancy costs (47 basis points) associated with store closures in 2014. The improvement was partially offset by increased legal and professional fees which were primarily accounted for as a reserve in the third quarter for our estimates of fines resulting from a data security breach (35 basis points), higher depreciation and amortization (23 basis points) driven by our pharmacy growth initiatives, controlled labor costs (22 basis points) and increased insurance expense (21 basis points).

Operating Loss

Operating loss was $5.3 million or (0.3%) of sales for the first nine months of 2015 compared to an operating loss of $32.7 million or (2.2%) of sales during the same period in 2014. The $27.4 million decrease in operating loss is attributable to the $31.6 million increase in gross profit, driven by the negative impact of inventory reserves recorded in the second and third quarters of 2014, higher sales from our pharmacy growth initiatives and initiatives implemented within our general merchandise departments. The decrease in operating loss was offset by the $4.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first nine months of 2015 totaled $1.1 million or 0.1% of sales compared to $0.4 million or less than 0.1% during the same period in the prior year.

Income Taxes

The effective income tax rate for the first nine months of 2015 was 45.4% compared to 37.3% during the same period in 2014. Income tax benefit for the first nine months of 2015 was $2.9 million compared to $12.3 million during the same period in 2014.

Net Loss

Net loss for the first nine months of 2015 totaled $3.5 million or ($0.09) per diluted share in 2015 as compared to net loss of $20.8 million or ($0.57) per diluted share during the same period in 2014. The $17.3 million decrease in net loss was due to the $31.6 million increase in gross profit, driven by the negative impact of inventory reserves recorded in the second and third quarters of 2014, higher sales from our pharmacy growth initiatives and initiatives implemented within our general merchandise departments. The decrease in net loss was partially offset by the $4.3 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. Further offsetting the decrease in net loss was the $9.5 million decrease in income tax benefit driven by higher gross profit, which more than offset the higher effective tax rate discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at year-end than at each quarter-end of the following year.

Net cash provided by operating activities totaled $76.7 million during the thirty-nine week period ended October 31, 2015, compared to $50.0 million in the same period of the prior year. Cash generated from operating activities in the first nine months of 2015 primarily resulted from an increase in operating liabilities of $108.2 million driven by better payment terms with our pharmacy distribution wholesaler and additional payable balances for our specialty pharmacy inventory purchases, $33.8 million in depreciation and amortization expense, driven by pharmacy department growth, and an increase to the LIFO reserve of $3.6 million. Offsetting the increases to cash was an increase in inventory, excluding the reserves, of $51.6 million, an increase in trade and non-trade receivables of $5.8 million and a deferred tax benefit of $3.8 million.

Net cash used in investing activities totaled $67.6 million during the thirty-nine week period ended October 31, 2015, compared to $41.7 million in the same period last year. Capital expenditures in the first nine months of 2015 totaled $15.6 million related to existing store and pharmacy expenditures ($7.3 million), technology and other corporate expenditures ($6.7 million) and new store and pharmacy expenditures ($1.6 million). In addition, the Company spent approximately $12.7 million in 2015 for the acquisition of prescription lists and other pharmacy related items in addition to the $42.8 million spent for the acquisition of Reeves-Sain Drug Store, Inc. (See Note 11 - Business Combinations). During the first nine months of 2015, we opened five Xpress pharmacy locations and one full-service store and closed seven Xpress pharmacy locations and one full-service store. We also acquired two new specialty pharmacy locations in 2015.

Net cash used in financing activities totaled $8.9 million during the thirty-nine week period ended October 31, 2015, compared to $7.4 million in the same period last year. During the first nine months of 2015, we borrowed $628.6 million and repaid $632.5 million on our revolving line of credit driven by borrowings related to the acquisition of Reeves-Sain Drug Store, Inc., as well as to manage our ongoing working capital needs. We also paid cash dividends of $6.7 million. There were $2.3 million in borrowings outstanding at October 31, 2015 related to real estate mortgages compared to $2.8 million at January 31, 2015.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;
•	Continued availability of capital and financing;
•	Competitive factors, and the ability to recruit and retain employees;
•	Changes in the merchandise supply chain;
•	Changes in pharmaceutical inventory costs;
•	Changes in reimbursement practices for pharmaceuticals;
•	Governmental regulation;
•	Increases in insurance costs;
•	Cyber security risks;
•	Increases in fuel and utility rates; and /or
•	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 - Legal Contingencies);
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no holdings of derivative financial or commodity instruments as of October 31, 2015. We are exposed to financial market risks, including changes in interest rates. There were no borrowings at October 31, 2015 under the Company’s new Revolving Credit Agreement entered into on April 9, 2015 with Regions Bank and Bank of America, which bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance, and $3.8 million on January 31, 2015, under our previous Revolving Loan and Credit Agreement, which was fully repaid prior to entering into the new Agreement. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $50.0 million to $100.0 million over that year.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 31, 2015 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males and seeks compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately one hundred seventy plaintiffs currently remain in the suit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its insurance company participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s insurance carrier reached a tentative agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement, and the case dismissed with prejudice. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy.  As stated above, the EPLI carrier participated in the resolution of the suit. The settlement agreement has been signed, the distribution of the settlement proceeds complete. The Court has been notified of the settlement and that the matter will be dismissed with prejudice.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8 and on the other server until April 24.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  The Company has received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company is in the process of appealing this assessment.  The Company has not yet received assessments from any other payment card networks.  This amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for PCI fines including liabilities to payment card networks, which may offset some of these costs.

Expenses for the thirteen and thirty-nine week periods include approximately $2.8 million for a reserve established as an estimate for the probable loss related to the anticipated payment card networks’ claims resulting from the data breach.  This reserve is based on the best estimate at this time for losses related to MasterCard and the low end of a range for operational losses related to Visa, after being offset by anticipated insurance recoveries.  This reserve does not include any amounts associated with Visa’s expected claims for alleged incremental counterfeit fraud losses because the loss associated with such claims, while probable, is not reasonably estimable at this time.  In addition, this reserve does not include any losses associated with any other card networks (besides Visa and MasterCard) as these losses are not reasonably estimable at this time.  The Company has appealed the MasterCard assessment and plans to dispute any future assessments received related to the data breach.  This amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.

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

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2015, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first nine months of 2015, leaving 3.0 million shares available for repurchase at October 31, 2015.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

FRED'S, INC.

Date: December 10, 2015	/s/ Jerry A. Shore
Jerry A. Shore
Chief Executive Officer

Date: December 10, 2015	/s/ Lilia R. Lauren
Lilia R. Lauren
Senior Vice President of Finance
(Principal Accounting and Financial Officer)

