Form 10-K
period 2016-01-30
FREDS INC
filed 2016-04-14
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Stock Market, Inc. on August 1, 2015 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $478 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 8, 2016, there were 37,233,632 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 8, 2016, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2016 annual stockholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K (the “Form 10-K) by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not to be deemed filed as part of this Form 10-K.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

o	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
o	Changes in consumer spending and our ability to anticipate buying patterns and anticipate and implement appropriate inventory strategies;
o	Continued availability of capital and financing;
o	Competitive factors, and the ability to recruit and retain employees;
o	Changes in the merchandise supply chain;
o	Changes in pharmaceutical inventory costs;
o	Changes in reimbursement practices for pharmaceuticals;
o	Governmental regulation;
o	Increases in insurance costs;
o	Increases in fuel and utility rates;
o	Cyber-security risks; and
o	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part I, Item 1A “Risk Factors” herein.

Consequently, all forward-looking statements are qualified by this cautionary statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) was founded in 1947 and operates 641 company-owned stores, including 60 express stores (or “Xpress” stores), as of January 30, 2016 in fifteen states primarily in the southeastern United States. In addition to the company-owned stores, there were 18 franchised stores operating under the Fred's name, four of which have pharmacy departments. Fred's stores generally serve low, middle and fixed income families located in small- to medium-sized towns. There were 372 full-service pharmacies, which are included in the company-owned and Xpress stores. Included in the pharmacy counts are one retail pharmacy and two specialty pharmacy only locations we acquired on April 10, 2015 when we purchased 100% of the equity interests in Reeves-Sain Drug Store, Inc. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consumer friendly sizes, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's company-owned, full-service stores had an average selling space of 14,802 square feet and had average sales of $3,033,000 in fiscal 2015.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013, as used herein, refer to the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal years 2015, 2014 and 2013 each had 52 weeks.

Business Strategy

The Company’s strategy is to meet the healthcare needs by improving the outcomes of the people in the small- to medium-sized towns it serves by delivering solutions that are safe, affordable, innovative and easy to access, complimented by a broad assortment of valued price and quality brands. The major elements of this strategy include:

Healthcare — Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. We continue to evaluate additional opportunities where expansion exists to further meet the needs of our customers. Along with prescription and over-the-counter pharmaceutical products, the Company’s clinical services offerings include immunizations, medication therapy management, “Time My Meds” and disease management services, with a special emphasis on diabetes management. In 2015, we opened the first telemedicine facility within a full-service location, and additional openings are planned for 2016. Fred’s operates three specialty only locations commonly known as EntrustRx, which are licensed in all 50 states. To further meet the needs of our customers and provide additional convenience, the Company will continue to focus on leveraging our existing pharmaceutical sales with additional product offerings from our EntrustRx facilities.

Value — The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while controlling the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail and newspaper advertising.

Convenience — Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 58% of our company-owned stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's full-service stores have a customer-centric assortment and easy checkouts. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 12,000 general merchandise items. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacy departments in 372 of its stores.

Growth Strategy

We will continue to focus on increasing our pharmacy department penetration of our company-owned locations. To achieve this desired pharmacy penetration, where economical, we will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. These acquisitions provide an immediate sales benefit, and in many cases, the independent pharmacist becomes an employee of Fred's, thereby providing continuity in the pharmacist-patient relationship.

The Company expects that store openings will occur primarily within its present geographic area and will be focused in small- to medium-sized towns. The Company may also enter larger metropolitan and urban markets where it already has a market presence in the surrounding area. As part of the Company’s continuing operations and based upon an analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores.

Fred's opened eight full-service stores and Xpress locations, closed six locations, acquired one franchise location and converted three locations to full-service stores during 2015. The Company also added 11 new pharmacies and closed 14 pharmacies. We opened the majority of new stores in Tennessee and North Carolina. The Company’s store prototype normally has 14,000 to 16,000 square feet of space and the typical size of an Xpress location ranges from 1,000 to 5,000 square feet. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second-generation locations that may alter the size and layout of our typical build-to-suit store. Opening a new full-service store on average costs between $550,000 and $700,000 for inventory, furniture, fixtures, equipment and leasehold improvements, while the average new Xpress locations costs between $200,000 and $400,000.

Fred's “Xpress” Designation: The term “Xpress” refers to our locations that are smaller in square footage and offer pharmacy services along with a scaled-down, convenience-centered general merchandise area. The Xpress designation is simply a way of describing our locations that are atypical to our other full-service stores. These locations range in size from 1,000 to 5,000 square feet, and enable the Company to enter a new market with an initial investment of under $400,000. These locations primarily sell pharmaceuticals, other health and beauty related items, and limited general merchandise offerings, mainly consumables. Xpress locations usually originate from a pharmacy acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. In some cases, Xpress locations are located in areas that may not be able to support a full-service store. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the Company’s network of stores. Given their smaller physical size, however, Xpress locations are not stocked with the full breadth of merchandise in all departments that are carried by the Company’s other stores.

Within the population of Xpress locations, acquisitions are routinely being completed and existing Xpress locations are being converted as suitable full-service locations are identified. Xpress sales, as a percentage of total sales, for 2015, 2014 and 2013 were 8.0%, 7.1% and 5.2%, respectively and gross profit, as a percentage of total gross profit, for the same time periods was 7.8%, 7.0% and 5.0%, respectively.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2015	2014	2013	2012	2011
Full-service stores open at the beginning of the year	579	630	644	638	620
Full-service stores opened/acquired	3	6	11	20	26
Full-service stores closed	(1)	(57)	(25)	(14)	(8)
Full-service stores open at the end of the year	581	579	630	644	638

Xpress stores open at the beginning of the year	62	53	47	41	33
Xpress stores opened/acquired	6	18	14	15	17
Xpress stores closed	(5)	(5)	(5)	-	(2)
Xpress stores converted to full-service stores	(3)	(4)	(3)	(9)	(7)
Xpress stores open at the end of the year	60	62	53	47	41

Total Company-owned stores	641	641	683	691	679

Franchise stores at end of period	18	19	21	21	21

Total Fred's retail stores	659	660	704	712	700

Number of stores with pharmacies at the end of the year (1)	372	376	361	352	331

Specialty pharmacy facilities	3	1	1	-	-

Total selling square feet of full-service stores (in thousands)	8,600	8,536	9,355	9,624	9,590

Average selling square feet per full-service store	14,802	14,743	14,848	14,944	15,031

(1) Pharmacies are included in the count of full-service, Xpress and franchise stores.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 69 year history, enables the Company to compete very effectively within its region.

Management believes that Fred's has a distinctive niche in that it offers a pharmacy department along with a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store and is more shopper-convenient than a larger discount store. The variety and depth of merchandise offered in our high-traffic departments, such as health and beauty aids and paper and cleaning supplies, are comparable to those of larger discount retailers.

Purchasing

The Company’s primary buying activities (other than prescription drug purchasing) are directed by the Chief Merchandising and Marketing Officer, a Divisional Senior Vice President of Merchandising and Divisional Vice Presidents of Merchandising. The merchandising department is supported by a staff of 31 merchants and assistants, some of which purchase for multiple, similar general merchandise departments. The merchants are participants in an incentive compensation program, which is based upon both individual and total company performance metrics, all of which are designed to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Supply Chain division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each merchandising department develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2015, approximately 3.5% of the Company’s total purchases were from Procter and Gamble. Procter and Gamble purchases were 5.1% in 2014 and 5.3% in 2013. The decrease in Proctor and Gamble purchases as a percent of total purchases is due to the sales mix shift towards higher dollar specialty pharmaceuticals. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

The Company’s prescription drugs are ordered by its pharmacies individually and shipped direct from the Company’s primary pharmaceutical wholesaler, Cardinal Health, Inc. (“Cardinal Health”), to the pharmacies five days a week. Cardinal Health provides substantially all of the Company’s prescription drugs. On August 6, 2014, the Company entered into a Prime Vendor Agreement with Cardinal Health, replacing the Company's former primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). During 2015, 2014 and 2013 approximately 0%, 29% and 42%, respectively, of the Company’s total purchases were made from Bergen. During 2015, 2014 and 2013, approximately 50%, 16% and 0%, respectively, of the Company's total purchases were made from Cardinal Health. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Cardinal Health as its primary wholesaler, which continues through March 2018. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Cardinal, our former pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for 2015, 2014 and 2013.

Sales Mix

The Company’s sales, which occur through company-owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Pharmacy	50.2%	41.9%	37.7%
Consumables	25.7%	31.2%	33.0%
Household Goods and Softlines	22.6%	25.3%	27.6%
Franchise	1.5%	1.6%	1.7%
Total Sales Mix	100.0%	100.0%	100.0%

While the sales mix for the Company overall is 50.2% pharmacy, up from 41.9% in 2014, the sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the Company’s full product line offerings such as expanded hardware and auto, food and apparel. In 2015, the average customer transaction size for comparable stores was approximately $23.01, and the number of customer transactions totaled approximately 82 million. The average transaction size was approximately $21.94 in 2014 and $21.38 in 2013, and the customer transactions totaled approximately 84 million in 2014 and 87 million in 2013. The decrease in customer transaction volume in 2015 is primarily due to the store closures at the end of 2014.

Fred's Brand products include household cleaning supplies, health and beauty aids, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our own brand initiative, we expanded our private label program in 2015 to include additional over-the-counter pharmaceutical products and consumables and plan to continue this expansion in 2016.

The Company sells merchandise to its 18 franchised Fred's stores. These sales totaled approximately $31.5 million in 2015, $31.5 million in 2014 and $32.6 million in 2013. Franchise and other fees earned totaled approximately $1.5 million in 2015, $1.5 million in 2014 and $1.6 million in 2013. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. One franchise location was purchased by the Company from a franchisee in 2015. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 0.9% of net sales in 2015, compared to 1.1% in 2014 and 1.0% in 2013. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with digital advertising, and to develop and implement the Company’s branding strategy.

The Company offers regular clearance of seasonal merchandise and conducts sales and promotions of particular items. The Company also executes, through its store managers, impactful in-store advertising displays and signage in order to increase customer traffic and impulse purchases.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m. Pharmacy departments typically close at 7:00 pm Monday through Saturday and are closed all day on Sunday. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store. The Company’s district managers, Regional Vice Presidents and Executive Vice President of Store Operations supervise the management and operation of Fred's stores.

As of January 30, 2016, Fred's operates 372 retail pharmacies and three specialty pharmacy only locations, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The Company’s healthcare managers, Regional Vice Presidents, Vice Presidents, Senior Vice Presidents and Executive Vice President manage and supervise the operation of Fred’s pharmacy departments. The addition of pharmacy departments in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the Pharmacy department, in addition to the 42 other general merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation and a key differentiating factor from our discount store competitors.

The Company has an incentive compensation plan for store managers, pharmacists, district managers and healthcare managers based on targeted profit goals. Among the factors included in determining profit goals are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. In 2015, the Company partnered with JDA Software Group, Inc. for a multi-year implementation of a new replenishment, allocation and space management planning system to significantly enhance and streamline those processes. Additionally, the Company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores. The Company conducts annual physical inventory counts at all Fred's stores and has implemented the use of radio frequency devices ("RF guns") to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 348 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 293 stores (see Item 2: “Properties”). Approximately 29% of the merchandise received by Fred's stores in 2015 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages and tobacco products) shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s Warehouse Management System is completely automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses weekly cycle counts throughout the year to ensure accuracy within the Warehouse Management System.

Seasonality

Our business is subject to both monthly and seasonal sales shifts. The Company’s sales volume is heavier around the first day of each calendar month due to the fact many of the customers who shop at Fred's stores rely on government aid, social security, and other means that are typically paid around this time. These governmental payment cycles, coupled with the concurrent distribution of our direct and shared mail advertising, are major factors in concentrating sales earlier in the calendar month. Sales are also impacted by the holiday selling season and the timing and severity of the cough, cold and flu season. We typically experience highest sales in the first and fourth quarters as a result. Our quarterly results can also be affected by the timing of certain holidays and by store openings and closings. Higher volumes of inventory are purchased in the third quarter in preparation for higher traffic and sales volume in the fourth quarter.

The following table reflects the seasonality of net sales, gross profit, operating income, and net income by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

January 30, 2016
Net Sales	23.7%	25.4%	25.1%	25.8%
Gross Profit	25.2%	24.2%	26.2%	24.4%
Operating Income (Loss)	0.7%	(74.8)%	23.2%	(49.1)%
Net Income (Loss)	(0.4)%	(66.2)%	19.5%	(52.9)%

January 31, 2015
Net Sales	25.3%	24.9%	24.2%	25.6%
Gross Profit	28.3%	22.6%	24.5%	24.6%
Operating Income (Loss)	20.7%	(54.0)%	(34.2)%	(32.5)%
Net Income (Loss)	21.2%	(56.9)%	(36.1)%	(28.2)%

February 1, 2014
Net Sales	25.9%	24.9%	23.7%	25.5%
Gross Profit	26.9%	24.3%	25.0%	23.8%
Operating Income	45.4%	13.3%	27.1%	14.2%
Net Income	43.9%	12.8%	28.1%	15.2%

Employees

As of January 30, 2016, the Company had 4,870 full-time and 4,466 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three year collective bargaining agreement which went into effect on July 1, 2014. The Company believes that it continues to have good relations with all of its employees.

Competition

The discount retail merchandise business is highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors.”

Government Regulation

As a publicly-traded company, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and related rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), as well as the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

Each of our locations must comply with regulations adopted by federal and state agencies regarding licensing, health, sanitation, safety, fire and other regulations. In addition, we must comply with the Fair Labor Standards Act, as amended, and various state laws governing various matters such as minimum wage, overtime and other working conditions. We must also comply with provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that our stores be accessible to customers with disabilities. The Company’s pharmacy department, in particular, is subject to extensive federal and state laws and regulations.

Licensure and Regulation of Retail Pharmacies

There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”). Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance. Specialty pharmacies differ in the fact they carry multiple state licenses, something typically not seen with retail pharmacies. Additionally, the Drug Enforcement Agency (“DEA”) requires that controlled substances be monitored and controlled at all times.

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

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal levels. The Patient Protection and Affordable Care Act of 2010 ("PPACA") has been fully implemented, but we did not experience a material impact to our business. This PPACA legislation made it possible for states to expand their Medicaid rolls, but many chose not to exercise their expansion ability under the new legislation. The majority of any incremental pharmacy business generated under the healthcare exchanges created by PPACA has been assimilated into our traditional commercial payor networks. At this time we are unable to predict any material changes to the current legislation that could alter our current pharmacy business practices.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2015, we did not incur any material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Available Information

Our website address is http://www.fredsinc.com. We make available through this website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC. Also included free of charge on our website is the Company’s Code of Business Conduct and Ethics, Vendor Code of Conduct and our Board of Director’s committee charters. Alternatively, the public may read and copy any of the materials the Company files with the SEC at the SEC's Public Reference Room, at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Fred’s, that file electronically with the SEC.

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

Our business is somewhat seasonal.

We typically realize a significant portion of our net sales during the holiday selling season in the first and fourth quarters in addition to the heavier sales volume we experience around the first day of each calendar month.  Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could occur if, for any reason, our net sales during the holiday selling season were to fall below seasonal norms.  If for any reason our first and fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

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

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 30, 2016 and January 31, 2015, pharmaceutical sales were 50.2% and 41.9% of total sales, respectively. The health care industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions while also moving to a more outcomes based payment model. Payments made under such programs may not remain at levels comparable to present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also, access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of the current macroeconomic environment and recent healthcare legislation such as the PPACA, which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

The nature of our business involves the receipt of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions, credit card brand assessments and fines and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of credit cards in our stores, decline to use our pharmacy department services, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Cyber-attacks could affect our business

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

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Cardinal Health, Procter and Gamble and several large domestic and import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our operations and results.

Delays in openings and costs of operating new stores and distribution facilities could have an adverse impact on our business.

We maintain two distribution facilities, and plan on constructing new facilities as needed to support our growth. One of our key business strategies is to expand our base of retail stores. We plan to expand and refresh our network of stores through new store openings and by remodeling existing stores each year.  Delays in opening, refreshing or remodeling stores or delays in opening distribution facilities to service those new stores could adversely affect our future operations by slowing growth, which may in turn reduce revenue and margin growth.  Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, fuel and transportation, and other operating costs, could have an adverse impact on us.

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

Our plans depend significantly on strategies and initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations. Failure to achieve or sustain these plans could affect the Company’s performance adversely.

We have strategies and initiatives (such as those relating to merchandising, pharmaceutical product expansion, sourcing, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which the Company expects to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the decentralized nature of the Company’s field management. General implementation also may be negatively affected by other risk factors described herein. Successful system-wide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives, or the cost of these initiatives exceeding management’s estimates, could adversely affect the Company’s business, results of operations and financial condition.

The success of our merchandising initiatives, particularly those with respect to non-consumable merchandise such as pharmaceutical products, as well as store-specific allocations such as those made to Xpress stores, depends in part upon our ability to predict consistently and successfully the products that Fred’s customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, in amounts that customers are likely to buy products, to timely obtain such products at costs that allow the Company to sell them at an acceptable profit, or to effectively market such products, then the Company’s sales, market share and profitability could be adversely affected. Further, if the Company’s merchandising efforts in the areas of general pharmaceutical products and higher margin consumables are unsuccessful, it could be further adversely affected by our inability to offset the lower margins associated with the Company’s other lines of business, such as specialty pharmaceutical products.

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

We depend on successfully increasing the utilization of our existing stores as well as our new store opening program, including increasing our pharmacy department presence in new and existing stores, for a portion of our growth.

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

We acquired Reeves-Sain Drug Store, Inc in the first quarter of 2015. Acquiring a new business involves a myriad of risks. There is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the acquired business proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the acquired business fails to meet our revenue projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our acquisitions, there can be no assurance these and other risks will not prevent us from realizing the expected benefits of such acquisitions.

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

We are a party to a variety of legal proceedings and claims, including those described elsewhere in this Form 10-K.  Operating results could be adversely impacted if legal proceedings and claims against us are made, requiring the payment of cash in connection with those proceedings or changes to the operation of the business.

We may be subject to product liability claims.

Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation of products the Company sells. All of our vendors and their products must comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate insurance or contractual indemnification available, such claims could have a material adverse effect on our business, financial condition and results of operation. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations, even if a product liability claim is unsuccessful or is not fully pursued.

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

The costs of many types of insurance and self-insurance, especially workers’ compensation and employee health care, have been increasing in recent years due to rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. Our pharmacy departments are also exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. We also sell a variety of products that we purchase from a large number of suppliers, including some who operate in foreign countries, which could become subject to contamination, product tampering, mislabeling or other damage. While we maintain reasonable quality assurance practices, no program can provide complete assurance that a product liability issue will not arise. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse effect on our business. If our insurance-related costs increase significantly, or we are unable to renew our insurance policies or protect against all the business risks facing us, our financial position and results of operations could be adversely affected.

In 2010, Congress passed PPACA, which continues to result in significant structural changes to the health insurance system. Many of these changes were implemented prior to the end of fiscal 2014, and several of the resulting regulations and sub-regulatory guidance have yet to be issued and/or finalized. As a result, uncertainties exist regarding the full impact of PPACA on our business. While the reforms affected the healthcare coverage and plans of Fred's employees as well as our pharmacy department customers, overall, our benefit plan designs already met the affordable and minimum coverage standards PPACA required. We cannot predict what, if any, further effect the PPACA may have on our pharmacy department business, insurance costs or labor. We also cannot predict other legislative or market-driven changes within the health care system that could affect our business.

Adverse impacts associated with the current economic environment could affect our business.

The lingering economic downturn could have an adverse impact on our business and profitability. Many consumers have suffered financial hardship as a result of job losses, foreclosures, or their inability to obtain short-term financing, all of which could negatively affect their ability to shop in our stores and buy our products. Additionally, decreased consumer demand resulting from a pronounced negative consumer sentiment regarding spending and an increasing personal savings rate could also negatively affect our sales and profits. Also, our ability to obtain financing, should the need arise outside of our current contractual credit facility, could be at risk due to tightened lending practices resulting from the continuing economic challenges in the United States.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 30, 2016, the geographical distribution of the Company’s 641 company-owned stores in 15 states was as follows:

State	Number of Stores
Mississippi	128
Georgia	104
Tennessee	88
Alabama	84
Arkansas	66
Louisiana	65
South Carolina	37
North Carolina	18
Kentucky	16
Texas	14
Florida	7
Missouri	6
Illinois	5
Oklahoma	2
Indiana	1
641

The Company owns the real estate and the buildings for 90 locations, of which seven are closed and six are subleased. Of the 77 operational company-owned stores for which the Company owns the real estate and buildings, five stores are subject to ground leases. Three of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 564 company-owned store locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 564 locations we lease from third parties, 265 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. The site contains approximately 850,000 square feet of distribution center space, and 250,000 square feet of office and retail space. Presently, the Company uses 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's full-service store and is used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a combined total of approximately 1,000 to 1,100 stores.

ITEM 3: Legal Proceedings

In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males seeking compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately 170 plaintiffs remained in the lawsuit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its Employment Practices Liability Insurance (“EPLI”) carrier participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s EPLI carrier reached a settlement agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement and the case would be dismissed.  Under the terms of the settlement the Company admitted no wrongdoing.  The distribution of the settlement proceeds has been completed and the matter was dismissed with prejudice on August 7, 2015.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $52,525.  The Company is in discussions with American Express concerning this assessment.   The Company has not yet received an assessment from Visa.  On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The Complaint alleges on behalf of the plaintiff and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also alleges that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the Court.  The amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for PCI fines including liabilities to payment card networks, which will offset some of these costs.

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcome of the proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole.

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2015 and fiscal 2014.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2015
High	$19.47	$20.05	$18.37	$17.14
Low	$15.78	$16.14	$11.27	$12.44
Dividends	$0.06	$0.06	$0.06	$0.06

Fiscal 2014
High	$21.05	$18.28	$16.68	$18.00
Low	$16.55	$14.53	$13.07	$13.44
Dividends	$0.06	$0.06	$0.06	$0.06

The Company’s stock price at the close of the market on April 8, 2016 was $14.22. As of April 8, 2016, there were approximately 6,000 shareholders, including beneficial owners holding shares in nominee or street name.

Dividend Policy

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 30, 2016, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	839,859	$15.38	970,162
Employee stock purchase plan	4,504	$12.67	745,601
Equity Compensation plans not approved by security holders	-	-	-
Total	844,363	$15.36	1,715,763

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, the Company’s Board of Directors authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 31, 2015, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2015, leaving 3.0 million shares available for repurchase at January 30, 2016.

The remainder of the information required by this item is incorporated herein by reference to our 2015 annual report to shareholders.

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

(dollars in thousands, except per share amounts and store data)

	2015	2014	2013	2012[1]	2011
Statement of Income Data:

Net sales	$2,150,703	$1,970,049	$1,939,246	$1,955,275	$1,879,059
Operating income (loss)	(10,399)	(48,412)	39,198	39,078	51,155
Income (loss) before income taxes	(11,830)	(48,916)	38,711	38,529	50,758
Provision (benefit) for income taxes	(4,459)	(20,012)	12,696	8,900	17,330
Net income (loss)	(7,371)	(28,904)	26,015	29,629	33,428

Net income (loss) per share:
Basic	$(0.20)	$(0.80)	$0.71	$0.81	$0.88
Diluted	(0.20)	(0.80)	0.71	0.81	0.87
Cash dividends declared per common share [2]	0.24	0.24	0.24	0.43	0.20

Selected Operating Data (unaudited):

Operating income (loss) as a percentage of net sales	(0.5)%	(2.5)%	2.0%	2.0%	2.7%
Increase (decrease) in comparable store sales [3]	1.5%	(0.6)%	0.7%	(1.4)%	0.5%
Company owned stores open at end of period	641	641	683	691	679

Balance Sheet Data (at period end):

Total assets	$730,512	$646,475	$667,786	$647,153	$631,982
Short-term debt (including capital leases)	621	4,331	1,640	1,263	658
Long-term debt (including capital leases)	52,527	2,259	3,578	12,241	6,640
Shareholders' equity	404,211	415,636	451,548	431,272	423,612

1 Fiscal year 2012 was a 53 week accounting period.

2 In addition to the 2012 regular quarterly dividend of $0.06, the Board of Directors declared a special, one-time dividend of $0.19 per share payable to shareholders of record as of December 3, 2012.

3 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (Comparable sales are shown on an adjusted basis. In order to make 2013 comparable with 2012, we eliminated the first week of fiscal 2012. In order to make 2012 comparable with 2011, we eliminated the 53rd week of fiscal 2012. Additional information regarding the calculation of comparable store sales is in Item 7: "Results of Operations" section).

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2015, 2014 and 2013, which represent fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014. This discussion and analysis should be read with, and is qualified in its entirety by, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

Executive Overview

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of January 30, 2016, 659 discount general merchandise stores, including 18 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 372 full service pharmacies in our stores which includes four franchised pharmacies. Our mission is to be the hometown pharmacy and discount store that provides a fast, fun and friendly low-price place to shop.

Fred’s is a unique combination of pharmacy, dollar store and mass merchant strategically located in smaller markets. We offer a broader assortment of products than traditional dollar stores and pharmacies with greater convenience than big box retailers. We offer product categories that drive shopping frequency (including consumables such as tobacco, food and beverage, prescription pharmaceuticals, paper and cleaning supplies, pet supplies, health and beauty aids) and higher profitability (including discretionary products such as home décor, seasonal merchandise, auto and hardware and lawn and garden). Our general merchandise selection includes a diverse array of value priced staple and discretionary products from brand names and our private label. We operate in the discount retail variety sector with approximately 90% of the products offered in our stores retailing between $1 and $10.

We introduced our new vision statement during our fourth quarter earnings call on March 23, 2016:

A growing regional pharmacy provider of healthcare services, improving the outcomes of the people in the communities that we serve by delivering solutions that are safe, affordable, innovative and easy to access, complimented by a broad assortment of valued price and quality national and private brands, all while delivering consistent, strong shareholder value.

This new vision will serve as a beacon for the Company as we continue to work toward our near and long term strategic goals.

Unique Combination of Convenience, Value and Healthcare

One of the Company’s competitive advantages is our unique combination of convenience, value and healthcare. We continue to serve the value-oriented, budget conscious customer seeking convenience over destination shopping. We have a differentiated store format and distribution network designed to serve small-town America. The Company’s average store size allows for more than double the SKU count of our convenience competitors. Our migration towards becoming a healthcare company is critical for the communities we serve. Strategically, we will accelerate the integration of general merchandise assortment, pharmacy, clinical services, specialty pharmacy and access to other healthcare providers, with the ultimate goal to be a primary source for healthcare needs of our customers.

Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. Since 2010, we have improved our pharmacy department penetration rate from 48% to 57%. We will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. The Company’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease state management services, with a special emphasis on diabetes and HIV management. In 2015, we opened the first telemedicine facility within a full-service location, and additional openings are planned for 2016. New and existing pharmacies will see an expansion of healthcare services in order to capitalize on recent industry trends.

On April 10, 2015, the Company acquired Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and two private EntrustRx specialty pharmaceutical facilities. This acquisition will further expand our presence and better position the Company in the specialty pharmacy arena – the largest growth area of the pharmacy industry. The Company will continue to focus on leveraging our existing pharmaceutical sales with additional product offerings from our EntrustRx facilities.

In addition to our healthcare advantages, the Company is increasing our front-end profitability by improving the customer experience and growing front-end margins. In 2015, we began piloting a customer centric prototype in a select number of our stores. Along with healthcare assortment improvements, the front-end was reconfigured with new checkout queuing to improve customer convenience while driving incremental sales. These prototypes have lower profile fixtures for improved sightlines, wider aisles for convenience and improved layouts and product assortments. In 2015, front store general merchandise departments began to see positive comparable sales trends. These trends are expected to continue in 2016.

Strategic Investments

In addition to our acquisition of Reeves-Sain Drug Store, Inc., the Company has strategic initiatives which began in 2015, that are designed to leverage and differentiate our specialty pharmacy offerings, reduce our costs to fill and drive comparable prescriptions. In the second half of 2015, the Company expanded our limited distribution drug portfolio, while also working with the payer community to expand our pharmacy network access. We used real-time labor models in an effort to control labor expense by efficiently managing our pharmacist and pharmacy technician hours. The Company has now completed multiple engagements utilizing the expertise of the consulting firm A.T. Kearney and is implementing financial opportunities that were identified bringing us closer to our goal of becoming the leading healthcare destination for both products and services within our markets. Also in 2015, we implemented new inventory management technology, OrderInsite. This module improves our pharmacy department inventory forecasting based on algorithms of dispensing history and anticipating future needs. This allows us to more effectively manage inventory levels and, most importantly, improves the patient experience by reducing out of stocks and partial fills of prescriptions, thus also increasing script volume. We have seen improvements in comparable script count in the second half of 2015, and we expect these increases to continue in 2016. The work in 2015 around labor management and lowering cost-to-fill delivered benefits in the back half of 2015 and established the foundation for which our 2016 pharmacy plan was built.

In 2015, we saw noticeable improvement in general merchandise areas such as supplier partnerships, supply chain efficiency and import sourcing enhancements. Also, in early 2015, we engaged with a leading e-auction company as a primary platform for reducing cost of goods. Completed e-auctions produced significant product cost reductions. In addition to e-auctions which are reducing supply chain costs, we are reviewing all current supply chain expenses and suppliers, and will continue to execute initiatives that improve efficiency and remove cost from supply chain operations. We will continue to work to improve our supplier partnerships and enhance our importing process. Currently 5.0% of our total general merchandise purchases are direct imports, with our goal to import 10% of total general merchandise in the next 12 months. Another strategic investment made in 2015 was the Company’s partnership with JDA Software Group, Inc. (“JDA”) for a new replenishment, allocation and space management planning system. JDA’s software developed for the Company is a significant enhancement that will drive sales and improve product availability and overall inventory productivity, which will ultimately improve our customers’ experience.

Arguably, the most important investment of 2015 was the investment we made in our leadership team. The new talent we added brings a wealth of industry knowledge and experience which, when combined with the institutional knowledge of our existing team, sets the stage for success. Our current leadership team consists of executives from multiple companies within our industry and brings together best practices and insights from other major retail leaders. The benefits of these strategic investments will drive results in 2016 and beyond.

2015 Summary

The investments we have made in our pharmacy department have helped drive a net sales increase over prior year of 9.2% and contributed to the comparable sales growth of 1.5%, and we expect these investments will continue to benefit the Company’s operating results in the near and long terms.

During 2015, the Company invested $78.2 million in the expansion of our pharmacy departments, which were used to acquire eight new pharmacy departments, 10 incremental pharmacy departments and two specialty pharmacy-only locations called EntrustRx. Our pharmacy department is a key differentiating factor from our competitors, and our specialty pharmacy business is licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

While our sales mix saw the highest increases in our pharmacy department, our general merchandise departments saw a more balanced mix of sales. This balance was a contributing factor to improved performance in general merchandise departments’ comparable sales and gross margin rate increases. Selling, general and administrative expense dollars were limited to a less than 1% increase over the prior year as top line revenues grew by 9.2%.

Gross margin for 2015 was 25.3% of sales compared to 25.6% of sales in 2014. Gross margin deleveraging in 2015 compared to 2014 was attributable to the ongoing compression of pharmacy department margins, which were driven by the sales mix shift toward low margin specialty drugs, reimbursement pressures, and a considerable increase in LIFO expense. However, gross profit in 2015 increased $40.4 million compared to 2014. Despite the loss of sales volume from underperforming stores that were closed at the end of 2014, gross profit increased in 2015, as a result of the growth in our retail and specialty pharmacy departments and the strategic changes within our general merchandise and supply chain departments. Gross profit in 2014 was also negatively affected by provisions for inventory reserves, which further contributed to the gross profit increase experienced in the current year.

It is important to note that specialty pharmaceuticals have higher top-line sales and lower margin rates than our typical pharmacy business. As specialty pharmacy sales grow, our overall gross margin rate may decline, but gross profit dollars are expected to be higher. Additionally, we anticipate that selling, general and administrative expenses as a percent of sales will decrease. Our new initiatives are built to drive strong financial performance in 2016 and beyond.

Critical Accounting Policies

The preparation of Fred's financial statements requires management to make estimates and judgments in the reporting of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on historical experience and on other assumptions that we believe are applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the Consolidated Financial Statements, the Company cannot guarantee that the estimates and assumptions will be accurate under different conditions and/or assumptions. The critical accounting policies presented are those policies the Company has identified as having both a highly subjective component and a material impact on the financial statements. These policies are intended to supplement the summary of our critical accounting policies and related estimates and judgments found in Note 1 to the Consolidated Financial Statements. Our most critical accounting policies are as follows:

Revenue Recognition. The Company markets goods and services through 641 company-owned stores and 18 franchised stores as of January 30, 2016. Net sales include sales of merchandise from company-owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

Revenues from sales of pharmaceutical products are recognized at the time the prescription is filled. This approximates when the customer picks up the prescription or when the prescription has been delivered and is recorded net of an allowance for prescriptions filled but not picked up by the customer. For all periods presented, there is no material difference between the revenue recognized at the time the prescription is filled and that which would be recognized when the customer picks up the prescription. Prescriptions are generally not returnable.

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage"). During 2015, the Company has recognized $0.1 million of gift card revenue, or less than $0.01 per share. Going forward, the balance on gift cards activated at least 36 months will be considered to represent gift card breakage and the liability balance on those cards will be recognized as part of revenue.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2015, 2014 and 2013 was $1.5 million, $1.5 million and $1.6 million, respectively.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $49.9 million, and $43.5 million at January 30, 2016 and January 31, 2015, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $47.5 million at January 30, 2016 and $39.9 million at January 31, 2015. The LIFO reserve increased by approximately $7.6 million and $4.7 million during 2015 and 2014, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 30, 2016 was $21.2 million compared to $19.4 million at January 31, 2015.

Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment all stores open at least 3 years or remodeled more than 2 years ago. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. The Company’s estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability, which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

Goodwill and indefinite-lived intangible assets are reviewed for impairment in the fourth quarter each year in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or that an indefinite-lived intangible is impaired, a “Step 0” analysis. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit and the indefinite-lived intangible. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible is less than its carrying value we perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible with its respective carrying value. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount or by comparing the fair value of the indefinite-lived intangible asset to its carrying value.

Additionally, we make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment in the fourth quarter of each year for finite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The assumptions and estimates used to determine future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

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

During 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. During 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures.

In the fourth quarter of 2015, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $0.5 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Five stores are scheduled to close in early fiscal 2016.

Inventory

As discussed above, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, we recorded a below-cost inventory adjustment of approximately $1.7 million for the discontinuance of product categories from which the Company decided to exit. During 2014, the Company recorded an additional below-cost inventory adjustment of approximately $0.3 million for the discontinuance of product categories from which the Company decided to exit. During 2015, the Company did not record any adjustments related to the discontinuance of inventory product categories.

In the third quarter of 2014, we recorded a below-cost inventory adjustment of approximately $3.3 million to value inventory at the lower of cost or market on inventory in 47 stores that were planned for closure in the fourth quarter of fiscal 2014.

In the fourth quarter of 2015, in association with the planned closure of five identified stores that were not meeting the Company's operational performance targets, we recorded a below-cost inventory adjustment of approximately $0.7 million to record inventory at the lower of cost or market. These stores are planned for closure by the end of the second quarter of fiscal 2016.

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

A lease obligation for some store closures that occurred in 2008 still existed as of January 31, 2015. During 2015, we utilized the remaining $0.1 million of the lease liability for the fiscal 2008 store closures, leaving no reserve at January 30, 2016.

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

Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies. Based on the Company's historical experience, seven years is an approximation of the actual lives of these assets.

The Company acquired customer list intangibles and certain other separately identifiable finite-lived intangibles in connection with its acquisition of Reeves-Sain Drug Store, Inc. Based upon an analysis of historical customer attrition rates, specialty pharmacy scripts are amortized on a straight line basis over four years. Other intangibles recorded in conjunction with the acquisition, including specialty pharmacy licenses, referral relationships and non-compete agreements are being amortized on a straight line basis over lives ranging from one to eight years.

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

As of January 30, 2016, the Company had approximately 1,000 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be earned within a month to longer-term arrangements that could be earned over one year.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2015, 2014 and 2013, were $24.0 million, $23.4 million and $22.8 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $4.5 million, $2.2 million and $2.8 million, for 2015, 2014 and 2013, respectively.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage for general liability and worker’s compensation runs August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The stop loss limits for excessive or catastrophic claims for general liability and worker’s compensation remained unchanged at $350,000 and $500,000, respectively and the employee medical stop loss limits remained at $175,000. The Company’s insurance reserve was $9.8 million and $10.0 million on January 30, 2016 and January 31, 2015, respectively. Changes in the reserve for the year ended January 30, 2016, were attributable to additional reserve requirements of $41.4 million netted with payments of $41.6 million.

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

•	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3, defined as unobservable inputs for the asset or liability, which are based on an entity’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective transition method. Under this method, compensation expense recognized post adoption includes: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with FASB ASC 718 and (2) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

Business Combinations. The Company accounts for business combinations using the acquisition method of accounting. This requires that once control is obtained, all the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available.

Goodwill. The Company records goodwill when the purchase price exceeds the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.

Results of Operations

The following table provides a comparison of Fred's financial results for the past three years. In this table, categories of income and expense are expressed as a percentage of sales.

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	74.7	74.4	71.1
Gross profit	25.3	25.6	28.9
Selling, general and administrative expenses [2]	25.8	28.1	26.9
Operating income	(0.5)	(2.5)	2.0
Interest expense, net	0.1	-	-
Income before taxes	(0.6)	(2.5)	2.0
Income taxes	(0.3)	(1.0)	0.7
Net income	(0.3)%	(1.5)%	1.3%

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

Fiscal 2015 Compared to Fiscal 2014

Sales

Net sales for 2015 increased to $2,150.7 million from $1,970.0 million in 2014 for a year-over-year increase of $180.7 million or 9.2%. Comparable store sales for 2015 increased 1.5% compared with a decrease of 0.6% in the same period last year.

General merchandise (non-pharmacy) sales decreased 6.8% over 2014 front store sales. The decrease is primarily due to the store closures at the end of 2014. We also experienced sales decreases in categories such as food and beverage, paper, cleaning supplies and tobacco which were partially offset by increases in snacks, toys and “As Seen on TV” products.

The Company’s pharmacy department sales were 50.2% of total sales in 2015 compared to 41.9% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 31.0% over 2014, with third party prescription sales representing approximately 93% of total pharmacy department sales in 2015 as compared to 92% in 2014. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

Sales to Fred's 18 franchised locations during 2015 remained flat at $31.5 million (1.5% of sales) compared to $31.5 million in fiscal 2014 (1.6% of sales). The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 50.2% Pharmaceuticals, 25.7% Consumables, 22.6% Household Goods and Softlines and 1.5% Franchise. The sales mix for the same period last year was 41.9% Pharmaceuticals, 31.2% Consumables, 25.3% Household Goods and Softlines and 1.6% Franchise.

For 2015, comparable store customer traffic decreased 3.2% over last year while the average customer ticket increased 4.7% to $23.01.

Gross Profit

Gross profit for the year increased to $544.2 million in 2015 from $503.8 million in 2014, a year-over-year increase of $40.4 million, or 8.0%. The increase in gross profit was driven by below cost inventory adjustments in 2014 related to unproductive inventory, store closures and product categories the Company has decided to exit. Gross margin rate, measured as a percentage of net sales, decreased to 25.3% in 2015 from 25.6% in 2014, a 30 basis point decline. Gross margin rate deleveraging was driven by our sales mix shift towards low margin specialty pharmaceuticals and continued reimbursement pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $554.5 million in 2015 (25.8% of sales) from $552.2 million in 2014 (28.0% of sales). This 220 basis points leverage was primarily attributed to higher sales related to our pharmacy growth initiatives (224 basis points) and lower occupancy costs (47 basis points). The improvement was partially offset by increased legal and professional fees which were primarily due to a reserve recorded in the third quarter for our estimates of fines resulting from a data security breach (30 basis points).

Operating Income (Loss)

Operating loss decreased $38.0 million to $10.4 million in 2015 (0.5% of sales) from operating loss of $48.4 million in 2014 (2.5% of sales) due to a $40.4 million increase in gross profit driven by inventory below cost inventory adjustments in 2014 as well as higher sales related to our pharmacy growth initiatives. Partially offsetting the increase in operating loss was an increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2015 totaled $1.4 million or less than 0.1% of sales compared to $0.5 million which was also less than 0.1% of sales in 2014.

Income Taxes

The effective income tax rate was 37.7% in 2015 compared to 40.9% in 2014.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $125.5 million for state income tax purposes at January 30, 2016 and expire at various times during 2016 through 2036. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

Net Income (Loss)

Net loss decreased to $7.4 million ($0.20 per share) in 2015 from a loss of $28.9 million ($0.80 per share) in 2014, a decrease of $21.5 million. The decrease in net loss is primarily attributable to a $40.4 million increase in gross profit driven by below cost inventory adjustments in 2014 and higher sales related to our pharmacy growth initiatives. Partially offsetting the favorability was an increase in selling, general and administrative expenses of $2.3 million as described in the Selling, General and Administrative Expenses section above and a $15.6 million decrease in the income tax benefit.

Fiscal 2014 Compared to Fiscal 2013

The following information contains references to years 2014 and 2013, which represent fiscal years ended January 31, 2015 and February 1, 2014.

Sales

Net sales for 2014 increased to $1,970.0 million from $1,939.2 million in 2013 for a year-over-year increase of $30.8 million or 1.6%. Comparable store sales for 2014 decreased 0.6% compared with an increase of 0.6% in the same period in 2013.

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

Sales to Fred's 19 franchised locations during 2014 declined 3.6% to $31.5 million (1.6% of sales) compared to $32.6 million in 2013. The decrease in year-over-year franchise sales was due primarily to the franchise closings during the year.

The sales mix for the period, unadjusted for deferred layaway sales, was 41.9% Pharmaceuticals, 31.2% Consumables, 25.3% Household Goods and Softlines and 1.6% Franchise. The sales mix for the same period in 2013 was 37.7% Pharmaceuticals, 33.0% Consumables, 27.6% Household Goods and Softlines and 1.7% Franchise.

For 2014, comparable store customer traffic decreased 3.1% over 2013 while the average customer ticket increased 2.5% to $21.94.

Gross Profit

Gross profit for 2014 decreased to $503.8 million from $560.8 million in 2013, a year-over-year decrease of $57.0 million or 10.2%. Gross margin rate, measured as a percentage of net sales, decreased to 25.6% in 2014 from 28.9% in 2013, a 330 basis point decline. Gross margin rate deleveraging was negatively affected by a reserve for inventory clearance of product that management identified as low-productive, a reserve for inventory markdowns on the discontinuance of product categories that the Company has decided to exit and a reserve for inventory markdowns on the planned closure of stores. Also contributing to the gross margin deleveraging were aggressive promotional activities and additional above-cost markdowns for the clearance of our promotional and exit related categories. The gross margin deleveraging was also driven by historically large generic drug inflation coupled with the maturing reimbursement rates on prior brand-to-generic conversions. The reimbursement adjustments from third parties have not been made at the speed of the manufacturer’s rate of price increases. Finally, the sales mix changes in general merchandising toward other consumable product departments negatively impacted gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $552.2 million in 2014 (28.1% of sales) from $521.6 million in 2013 (26.9% of sales). This 120 basis points deleverage was primarily attributed to 43 basis points of increasing occupancy related expenses ($10.6 million) and 39 basis points of higher payroll expense ($11.9 million) driven by the year over year pharmacy department growth related to the Company’s goal to increase pharmacy penetration in our stores. Also contributing to the deleveraging of expenses were 17 basis points of loss on the disposal of fixed assets related to the planned store closures ($3.3 million) and 10 basis points of lower proceeds from pharmacy script file sales ($1.7 million). Further deleveraging expenses were a six basis point increase for professional fees driven by consulting services for Company business initiatives ($1.3 million) and five basis points of higher advertising expense associated with our new marketing program that began in 2014 ($1.2 million).

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

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies, remodeling existing stores and pharmacies, maintaining stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $210.0 million, $226.8 million and $282.4 million at year-end 2015, 2014 and 2013, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2015 decreased $16.8 million from 2014. The decrease was primarily due to an increase in accounts payable and accrued expenses of $41.4 million and $10.5 million at year-end, respectively. Partially offsetting the decrease in working capital are increases in inventory of $25.0 million primarily as a result of spring inventory purchases and inventory in transit and accounts receivable of $11.8 million which was driven by pharmacy growth and the related third-party sales volume.

We have incurred losses caused by wind and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow provided by operating activities totaled $50.7 million in 2015, $63.7 million in 2014 and $58.9 million in 2013. The decrease in 2015 resulted from increases in operating assets offset by a decrease in our operating loss. Cash flows from operating activities increased in 2014 as a result of inventory decreases and provisions for store closures and asset impairment offset by the operating loss.

Net cash used in investing activities totaled $78.6 million in 2015, $56.1 million in 2014 and $44.5 million in 2013.

Capital expenditures in 2015 totaled $23.0 million compared to $23.3 million in 2014 and $25.9 million in 2013. The capital expenditures during 2015 consisted primarily of existing store improvements ($12.1 million), technology ($6.8 million), new store and pharmacy department growth ($2.2 million), and distribution and corporate expenditures ($1.9 million) Additionally, $42.8 million was invested related to the acquisition of Reeves-Sain Drug Store, Inc. and $16.6 million was related to acquisitions of other pharmacies during 2015.

Net cash provided by financing activities totaled $27.3 million in 2015, while net cash used in financing activities totaled $7.9 million in 2014 and $15.7 million in 2013. The cash flows provided by financing activities in 2015 were driven by draws on our revolving line of credit related to the acquisition of Reeves-Sain Drug Store Inc. which included two EntrustRx specialty pharmacy locations.

The Company’s Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The per share amounts approved resulted in the payment of dividends in fiscal 2015, 2014 and 2013 of $8.9 million, $8.8 million and $8.8 million, respectively.

In fiscal 2015, 2014 and 2013, the Company did not repurchase any shares. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. On February 16, 2012, the Board of Directors authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

On January 25, 2013, the Company entered into a Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provided for a $50 million revolving line of credit, and the term of the Agreement extended to January 25, 2016. There were $3.8 million of borrowings outstanding and $46.2 million available under the Agreement at January 31, 2015. There were no borrowings outstanding at February 1, 2014. The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%. The Agreement contained certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income.

On April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “ New Agreement”) with Regions Bank and Bank of America to replace the Agreement. The proceeds were used to refinance the Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which includes a sublimit for letters of credit and swingline loans. There were $38.3 million of borrowings outstanding and $102.7 million available under the New Agreement at January 30, 2016. The New Agreement expires on April 9, 2020 and bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. The weighted average interest rate on borrowings outstanding at January 30, 2016 was 1.7%. Commitment fees on the unused portion of the credit line are 20.0 basis points. The New Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

Cash and cash equivalents were $5.9 million at the end of 2015 compared to $6.4 million at the end of 2014 and $6.7 million at the end of 2013. Short-term investment objectives are to maximize yields while minimizing Company risk and maintaining liquidity. Accordingly, limitations are placed on the amounts and types of investments the Company can select.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices

The Company believes that inflation has had a significant impact on gross margins beginning in the second half of 2013 and continuing throughout 2014 and 2015. Historic levels of pharmacy generic price inflation has been experienced since 2013 and is being accentuated by the lack of significant brand to generic conversions that have previously helped to offset any material cost inflation as well as lagging payor reimbursements.

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

The following table summarizes the Company’s significant contractual obligations as of January 30, 2016, which excludes the effect of imputed interest:

(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases [1]	$45,886	$37,441	$26,915	$20,248	$16,284	$47,730	194,504
Inventory purchase obligations [2]	83,354	-	-	-	-	-	83,354
Mortgage loans on land & buildings and other [3]	621	60	65	70	4,408	10,035	15,259
Equipment leases [4]	1,272	722	568	568	568	757	4,455
Postretirement benefits [5]	51	58	58	60	62	321	610
Total contractual obligations	$131,184	$38,281	$27,606	$20,946	$21,322	$58,843	$298,182

1 Operating leases are described in Note 6 to the Consolidated Financial Statements.

2 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments.

3 Mortgage loans for purchased land and buildings and amounts owed under the acquisition notes payable.

4 Equipment leases represent our tractor/trailer lease obligation.

5 Postretirement benefits are described in Note 10 to the Consolidated Financial Statements.

The Company had commitments approximating $7.3 million at January 30, 2016 and $4.5 million at January 31, 2015 on issued letters of credit and open accounts, which support purchase orders for imported merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $9.0 million at January 30, 2016 and $10.6 million at January 31, 2015 utilized as collateral for its risk management programs.

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

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $511.3 thousand for the year ended January 30, 2016 and $310.0 and $301.0 thousand for the years ended January 31, 2015 and February 1, 2014, respectively. The increase is due to the addition of Mr. Sain’s Xpress Pharmacy location and the timing of property tax and insurance payments for the store locations.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit. See Note 13 – Business Combinations for further discussion of the acquisition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in the ASU are designed to clarify the principles for recognizing revenue and develop a joint standard between U.S. GAAP and the International Financial Reporting Standards (“IFRS”) that strive to remove reporting inconsistencies, provide a more robust framework for addressing revenue issues, improve comparability across entities, provide more useful information to the users of financial statements and simplify the preparation of financial statements by reducing the number of requirements an entity must refer to. The guidance in the ASU supersedes previous revenue recognition guidance in Topic 605: Revenue Recognition. Subsequently, in August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effect date from that previously stated in ASU no. 2014-09. The amendments in these ASU’s are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Earlier adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-16, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in the ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16 and this all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. To comply with the guidance, the Company has applied the guidance prospectively. During 2015, the Company entered into one such arrangement and has included $1.8 million within Intangible Assets and $0.3 million within Property and Equipment on the Consolidated Balance Sheet.

In September 2015, the Financial Accounting Standards Board issues ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment are determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The acquirer is required to present separately on the face of the statement of operations or disclose in the notes the portion recorded in current-period earnings by line item that would have been recorded in previous reporting periods. Previously, acquirers were required to retroactively adjust provisional amounts with a corresponding adjustment to goodwill. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not expect adoption to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in the ASU are designed to simplify the presentation of deferred income taxes on the balance sheet by requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by this ASU. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The Company elected retrospective early adoption to simplify the presentation of deferred taxes. The result is a reclassification of January 31, 2015 noncurrent deferred income tax of $2.8 million from other noncurrent assets, net to noncurrent deferred income taxes liability and a reclassification of $13.4 million from current deferred income taxes liability to noncurrent deferred income taxes liability.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of January 30, 2016. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $50.0 million to $100.0 million throughout 2016.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Fred's, Inc. (the “Company”) as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred's, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 14, 2016

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	January 30,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,917	$6,440
Receivables, less allowance for doubtful accounts of $2,936 and $2,404, respectively	53,171	41,370
Inventories	340,730	315,678
Other non-trade receivables	40,049	43,487
Prepaid expenses and other current assets	11,494	12,983
Total current assets	451,361	419,958
Property and equipment, less accumulated depreciation and amortization	138,993	143,985
Goodwill	41,490	87
Intangible assets, net	97,153	79,542
Other noncurrent assets, net	1,515	2,903
Total assets	$730,512	$646,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,657	$143,250
Current portion of indebtedness	621	4,331
Accrued expenses and other	56,074	45,599
Total current liabilities	241,352	193,180
Long-term portion of indebtedness	52,527	2,259
Deferred income taxes	9,724	10,615
Other noncurrent liabilities	22,698	24,785
Total liabilities	326,301	230,839

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,232,785 and 36,969,268 shares issued and outstanding, respectively	109,596	104,653
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	294,140	310,413
Accumulated other comprehensive income	475	570
Total shareholders’ equity	404,211	415,636
Total liabilities and shareholders’ equity	$730,512	$646,475

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net sales	$2,150,703	$1,970,049	$1,939,246
Cost of goods sold	1,606,553	1,466,256	1,378,405
Gross profit	544,150	503,793	560,841

Depreciation and amortization	45,652	41,063	41,047
Selling, general and administrative expenses	508,897	511,142	480,596
Operating income (loss)	(10,399)	(48,412)	39,198

Interest expense	1,431	504	487
Income (loss) before income taxes	(11,830)	(48,916)	38,711

Provision (benefit) for income taxes	(4,459)	(20,012)	12,696
Net income (loss)	$(7,371)	$(28,904)	$26,015

Net income (loss) per share
Basic	$(0.20)	$(0.80)	$0.71

Diluted	$(0.20)	$(0.80)	$0.71

Weighted average common shares outstanding
Basic	36,675	36,313	36,558
Effect of dilutive stock options	-	-	162
Diluted	36,675	36,313	36,720

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Comprehensive income (loss):
Net income (loss)	$(7,371)	$(28,904)	$26,015
Other comprehensive expense, net of tax
Postretirement plan adjustment	(95)	(133)	(91)

Comprehensive income (loss)	$(7,466)	$(29,037)	$25,924

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, February 2, 2013	36,680,060	$99,342	$331,136	$794	$431,272
Cash dividends paid ($.24 per share)			(8,830)		(8,830)
Restricted stock grants, cancellations and withholdings, net	(31,062)	(342)			(342)
Issuance of shares under employee stock purchase plan	60,912	712			712
Issuance of shares under employee stock ownership plan					-
Repurchased and cancelled shares					-
Stock-based compensation		1,791			1,791
Exercises of stock options	81,369	998			998
Income tax expense on exercise of stock options		23			23
Adjustment for postretirement benefits (net of tax)				(91)	(91)
Net income			26,015		26,015
Balance, February 1, 2014	36,791,279	102,524	348,321	703	451,548
Cash dividends paid ($.24 per share)			(8,846)		(8,846)
Restricted stock grants and cancellations	112,566				-
Issuance of shares under employee stock purchase plan	54,992	751			751
Issuance of shares under employee stock ownership plan					-
Repurchased and cancelled shares					-
Repurchased equity awards	(30,883)	(1,713)			(1,713)
Stock-based compensation		2,433			2,433
Exercises of stock options	41,314	499			499
Income tax expense on exercise of stock options		159	(158)		1
Adjustment for postretirement benefits (net of tax)				(133)	(133)
Net loss			(28,904)		(28,904)
Balance, January 31, 2015	36,969,268	104,653	310,413	570	415,636
Cash dividends paid ($.24 per share)			(8,929)		(8,929)
Restricted stock grants and cancellations	27,250				-
Issuance of shares under employee stock purchase plan	57,972	737			737
Issuance of shares under employee stock ownership plan	693				-
Repurchased and cancelled shares	(25,131)	(410)			(410)
Repurchased equity awards					-
Stock-based compensation		2,262			2,262
Exercises of stock options	202,733	2,134			2,134
Income tax expense on exercise of stock options		220	27		247
Adjustment for postretirement benefits (net of tax)				(95)	(95)
Net loss			(7,371)		(7,371)
Balance, January 30, 2016	37,232,785	$109,596	$294,140	$475	$404,211

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income (loss)	$(7,371)	$(28,904)	$26,015
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45,652	41,063	41,047
Net gain on asset disposition	(2,887)	(3,601)	(3,972)
Provision for store closures and asset impairment	1,376	16,125	1,700
Stock-based compensation	2,262	2,433	1,791
Provision for uncollectible receivables	532	1,383	103
LIFO reserve increase	7,595	4,734	4,526
Deferred income tax benefit	(831)	(13,289)	(5,165)
Income tax charge upon exercise of stock options	(247)	(1)	(23)
Benefit for postretirement medical	(45)	(84)	(82)
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(2,306)	2,153	(5,213)
Insurance receivables	(301)	(441)	298
Inventories	(31,178)	28,404	(14,953)
Other assets	2,998	420	(111)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	29,215	16,689	12,835
Income taxes receivable	8,432	(13,683)	(921)
Other noncurrent liabilities	(2,197)	10,302	986
Net cash provided by operating activities	50,699	63,703	58,861

Cash flows from investing activities:
Capital expenditures	(22,954)	(23,308)	(25,918)
Proceeds from asset dispositions	3,747	4,861	6,267
Insurance recoveries for replacement assets	-	-	176
Asset acquisitions, net (primarily intangibles)	(16,596)	(37,605)	(25,066)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	(42,757)	-	-
Net cash used in investing activities	(78,560)	(56,052)	(44,541)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(554)	(2,438)	(1,308)
Proceeds from revolving line of credit	937,164	455,079	235,313
Payments on revolving line of credit	(902,681)	(451,236)	(242,279)
Debt issuance costs	(371)	(34)	(11)
Excess tax benefit from stock-based compensation	247	1	23
Proceeds (payments) from exercise of stock options and employee stock purchase plan	2,462	(462)	1,368
Repurchase of shares	-	-	-
Cash dividends paid	(8,929)	(8,846)	(8,830)
Net cash provided by (used in) financing activities	27,338	(7,936)	(15,724)

Decrease in cash and cash equivalents	(523)	(285)	(1,404)
Cash and cash equivalents:
Beginning of year	6,440	6,725	8,129
End of year	$5,917	$6,440	$6,725

Supplemental disclosures of cash flow information:
Interest paid	$1,431	$504	$487
Income taxes paid	$4,634	$8,045	$19,831

Non-cash investing and financial activities:
Acquisition related note payable, see Note 10 - Indebtedness	$13,000	$-	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 18 franchisees. As of January 30, 2016, the Company had 659 retail stores, 372 pharmacies, and three specialty pharmacy facilities located in 15 states mainly in the Southeastern United States. We are licensed to dispense pharmaceuticals in all 50 states.

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

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013, as used herein, refer to the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal years 2015, 2014 and 2013 each had 52 weeks.

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

Because the approximation of net realizable value (market value) under the retail inventory method is based on estimates such as markups, markdowns and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company has a formal review by product class which considers such variables as current market trends, seasonality, weather patterns and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken if necessary. The estimation of inventory losses (shrink) is a significant element in approximating the carrying value of inventory at net realizable value, and as such, the following paragraph describes our estimation method as well as the steps we take to mitigate the risk of this estimate in the determination of the cost value of inventory.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $49.9 million, and $43.5 million at January 30, 2016 and January 31, 2015, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $47.5 million at January 30, 2016 and $39.9 million at January 31, 2015. The LIFO reserve increased by approximately $7.6 million and $4.7 million during 2015 and 2014, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 30, 2016 is $21.2 million compared to $19.4 million at January 31, 2015.

In the second quarter of 2014, the Company recorded markdowns on product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $12.5 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company began liquidating in accordance with our strategic plan.

The Company recorded $0.7 million and $3.3 million of below-cost inventory adjustments during the years ended January 30, 2016 January 31, 2015, respectively, in connections with planned store closures. No below cost inventory adjustment was recorded during the year ended February 1, 2014 in connection with planned store closures (see Note 12 - Exit and Disposal Activity).

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

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. There was no amortization expense on assets under capital lease for 2015.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $0.7 million and $0.9 million at January 30, 2016 and January 31, 2015, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

Impairment of long-lived assets. The Company’s policy is to review the carrying value of all property and equipment as well as purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores open at least 3 years or remodeled more than 2 years ago. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease, or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

During 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. The Company recorded an additional charge of $0.3 million in 2015 related to the 2014 store closures. In the fourth quarter of 2015, the Company recorded an additional charge of $0.5 million related to five stores that are scheduled to close in early fiscal 2016. No impairment charge was recorded in 2013.

Impairment of goodwill and other intangibles. Goodwill is reviewed for impairment in the fourth quarter each year in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or that an indefinite-lived intangible is impaired, a “Step 0” analysis. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit and the indefinite-lived intangible. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible is less than its carrying value we perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible with its respective carrying value. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount or by comparing the fair value of the indefinite-lived intangible asset to its carrying value.

Additionally, we make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment in the fourth quarter of each year for finite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The assumptions and estimates used to determine future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

As of November 1, 2015, we concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value or that the fair value of our indefinite-lived intangibles is less than the carrying value. Accordingly, we did not perform the two-step impairment test for goodwill or indefinite-lived intangibles.

Revenue recognition. The Company markets goods and services through 641 company-owned stores and 18 franchised stores as of January 30, 2016. Net sales includes sales of merchandise from company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

Revenue from sales of pharmaceutical products is recognized at the time the prescription is filled. This approximates when a customer picks up the prescription or when the prescription has been delivered and is recorded net of an allowance for prescriptions that were filled but not picked up by the customer. For all periods presented, there is no material difference between the revenue recognized at the time the prescription is filled and that which would be recognized when the customer picks up the prescription. Prescriptions are generally not returnable.

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. During 2015, we recognized $0.1 million of gift card revenue, or less than $0.01 per share, while during 2014 we recognized $1.0 million of gift revenue, or $0.02 per share. No gift card revenue was recognized in 2013.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2015, 2014 and 2013 was $1.5 million, $1.5 million and $1.6 million, respectively.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2015, 2014 and 2013, were $24.0 million, $23.4 million and $22.8 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $4.5 million, $2.2 million and $2.8 million, for 2015, 2014 and 2013, respectively.

Pre-opening costs. The Company charges to expense the pre-opening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, pre-opening advertising, store supplies and other expendable items.

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

Other identifiable intangible assets, net of accumulated amortization, totaled $97.2 million at January 30, 2016, and $79.5 million at January 31, 2015. Accumulated amortization at January 30, 2016 and January 31, 2015 totaled $85.1 million and $66.4 million, respectively.

(in millions)	January 30, 2016	January 31, 2015	Estimated Useful Lives (years)
Customer prescription files	$76,811	$69,601	4 - 7
Non-compete agreements	10,417	9,941	3 - 15
Trade names	7,300	-	-
Software	1,765	-	3
Referral and relationships	817	-	2
Business licenses	43	-	1
	$97,153	$79,542

Amortization expense for 2015, 2014 and 2013, was $18.7 million, $12.1 million and $12.1 million, respectively.

Estimated amortization expense for the assets recognized as of January 30, 2016, in millions for each of the next 7 years is as follows:

(in millions)	2016	2017	2018	2019	2020	2021	2022
Estimated amortization expense	$19.9	$19.1	$17.9	$13.7	$10.3	$5.9	$2.1

Goodwill. The Company records goodwill when the purchase price exceeds the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.

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

•	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3, defined as unobservable inputs for the asset or liability, which are based on an entity’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.

At January 31, 2016, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical remained at $175,000. The Company’s insurance reserve was $9.8 million and $10.0 million on January 30, 2016 and January 31, 2015, respectively. Changes in the reserve for the year ended January 30, 2016, were attributable to additional reserve requirements of $41.4 million netted with payments of $41.6 million.

Stock-based compensation. The Company uses the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation”, whereby the Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those shares that have graded vesting.

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

Business segments. The Company manages the business on the basis of multiple operating segments that aggregate to one reportable segment. All operations are located in the United States.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in the ASU are designed to clarify the principles for recognizing revenue and develop a joint standard between U.S. GAAP and the International Financial Reporting Standards (“IFRS”) that strive to remove reporting inconsistencies, provide a more robust framework for addressing revenue issues, improve comparability across entities, provide more useful information to the users of financial statements and simplify the preparation of financial statements by reducing the number of requirements an entity must refer to. The guidance in the ASU supersedes previous revenue recognition guidance in Topic 605: Revenue Recognition. Subsequently, in August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effect date from that previously stated in ASU no. 2014-09. The amendments in these ASU’s are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Earlier adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-16, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in the ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16 and this all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. To comply with the guidance, the Company has applied the guidance prospectively. During 2015, the Company entered into one such arrangement and has included $1.8 million within Intangible Assets and $0.3 million within Property and Equipment on the Consolidated Balance Sheet.

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment are determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The acquirer is required to present separately on the face of the statement of operations or disclose in the notes the portion recorded in current-period earnings by line item that would have been recorded in previous reporting periods. Previously, acquirers were required to retroactively adjust provisional amounts with a corresponding adjustment to goodwill. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not expect adoption to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in the ASU are designed to simplify the presentation of deferred income taxes on the balance sheet by requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by this ASU. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The Company elected retrospective early adoption to simplify the presentation of deferred taxes. The result is a reclassification of January 31, 2015 noncurrent deferred income tax of $2.8 million from other noncurrent assets, net to noncurrent deferred income taxes liability and a reclassification of $13.4 million from current deferred income taxes liability to noncurrent deferred income taxes liability.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s consolidated net earnings, cash flows and financial position.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of January 30, 2016 and January 31, 2015 are as follows:

	(in thousands)
Property and equipment, at cost:	2015	2014
Buildings and building improvements	$118,907	$115,863
Leasehold improvements	82,344	76,822
Automobiles and vehicles	5,433	5,764
Airplane	4,697	4,697
Furniture, fixtures and equipment	277,812	267,397
	489,193	470,543
Less: Accumulated depreciation and amortization	(361,608)	(339,195)
	127,585	131,348
Construction in progress	2,765	4,033
Land	8,643	8,604
Total Property and equipment, at depreciated cost	$138,993	$143,985

Depreciation expense totaled $27.0 million, $28.9 million and $28.9 million for 2015, 2014 and 2013, respectively.

	(in thousands)
Other non-trade receivables:	2015	2014
Vendor receivables	$23,981	$19,683
Income tax receivable	11,484	19,487
Franchise stores receivable	1,459	1,732
Insurance claims receivable	742	441
Coupon receivable	347	532
Other	2,036	1,612
Total other non-trade receivable	$40,049	$43,487

Prepaid expenses and other current assets:	2015	2014
Prepaid rent	$4,436	$4,423
Supplies	3,803	4,200
Prepaid insurance	1,397	2,025
Prepaid advertising	162	281
Other	1,696	2,054
Total prepaid expenses and other current assets	$11,494	$12,983

	(in thousands)
Accrued expenses and other:	2015	2014
Insurance reserves	$9,845	$10,048
Payroll and benefits	9,787	9,056
Sales and use tax	4,697	4,484
Project costs accrual	3,310	1,413
Data Breach Fines	3,047	-
Deferred / contingent rent	2,443	2,871
Legal and professional fees	2,356	1,069
Pharmacy credit returns	2,269	1,458
Real estate tax	1,919	2,039
Advertising	1,693	584
Information technology	1,582	7
Personal property tax	1,229	1,155
Utilities	1,067	1,215
Repairs and maintenance	640	676
Giftcard liability	535	552
Warehouse freight and fuel	404	889
Franchise stores payable	333	197
Lease liability	26	499
Other	8,892	7,387
Total accrued expenses and other	$56,074	$45,599

Other noncurrent liabilities:	2015	2014
Unearned vendor allowances (see Note 1 - Vendor Rebates and Allowances)	$22,331	$24,416
Uncertain tax positions	367	369
Total other noncurrent liabilities	$22,698	$24,785

NOTE 3 — INDEBTEDNESS

On January 25, 2013, the Company entered into a Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America to replace the April 3, 2000 Revolving Loan and Credit Agreement, which was last amended September 27, 2010. The Agreement provided for a $50 million revolving line of credit, and the term of the Agreement extended to January 25, 2016. The Agreement contained certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income. Subsequently, on April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “New Agreement”) with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement.

Borrowings and unused fees under the Agreement bore interest at a tiered rate based on the Company’s previous four quarter average of its Fixed Charge Coverage Ratio. There were $3.8 million of borrowings outstanding and $46.2 million remaining available under the Agreement at January 31, 2015. The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%.

On April 9, 2015, the Company entered into a New Agreement with Regions Bank and Bank of America to replace the January 25, 2013 Revolving Loan and Credit Agreement. The proceeds were used in part to refinance our existing agreement and to support acquisitions and our working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which includes a sublimit for letters of credit and swingline loans. The New Agreement expires on April 9, 2020 and bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Commitment fees for the unused portion of the credit line are 20.0 basis points. The New Agreement also included an up-front credit facility fee which is being amortized over the agreement term. There were $38.3 million of borrowings outstanding and $102.7 million, net of borrowings and letters of credit, remaining available under the New Agreement at January 30, 2016. The weighted average interest rate on borrowings outstanding at January 30, 2016 was 1.7%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased 10 properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on six of these locations (see Note 6 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%. The debt is collateralized by the land and buildings.

Related Party Transactions

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. The table below shows the notes payable, along with the long term debt related to the mortgages discussed above, due for the next five years as of January 30, 2016.

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage loans on land & buildings	$621	$60	$65	$70	$75	$1,368	$2,259
Notes payable	-	-	-	-	4,333	8,667	13,000
Total	$621	$60	$65	$70	$4,408	$10,035	$15,259

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

NOTE 4 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of January 30, 2016 and January 31, 2015. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	January 30, 2016		January 31, 2015
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$38,327	$38,327	$3,777	$3,777
Mortgage loans on land & buildings	2,259	2,451	2,813	3,072
Notes payable	13,000	12,425	-	-

NOTE 5 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended January 30, 2016, January 31, 2015 and February 1, 2014:

(dollars in thousands)	2015	2014	2013
Current
Federal	$(4,649)	$(6,746)	$17,079
State	1,021	68	1,489
	(3,628)	(6,678)	18,568

Deferred
Federal	(824)	(11,061)	(5,060)
State	(7)	(2,273)	(812)
	(831)	(13,334)	(5,872)

	$(4,459)	$(20,012)	$12,696

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2015	2014
Deferred income tax assets:
Accrual for incentive compensation	$1,076	$569
Allowance for doubtful accounts	1,166	927
Insurance accruals	1,651	1,921
Other accruals	82	6
Net operating loss carryforwards	6,157	5,788
Deferred Revenue	523	859
Federal benefit on state reserves	90	90
WOTC Credit Carryforward	2,631	1,318
Amortization of intangibles	16,527	14,383
Contribution Carryforward	101	-
Total deferred income tax assets	30,004	25,861
Less: Valuation allowance	2,549	2,249
Deferred income tax assets, net of valuation allowance	27,455	23,612

Deferred income tax liabilities:
Postretirement benefits	(47)	(149)
Property, plant and equipment	(11,104)	(14,337)
Inventory valuation	(25,813)	(19,181)
Prepaid expenses	(215)	(560)
Total deferred income tax liabilities	(37,179)	(34,227)

Net deferred income tax liabilities	$(9,724)	$(10,615)

The net operating loss carryforwards are available to reduce state income taxes in future years. These carryforwards total approximately $125.5 million for state income tax purposes and expire at various times during the fiscal years 2016 through 2036.

We maintain a valuation allowance for state net operating losses that we do not expect to utilize prior to their expiration.  During 2015, the valuation allowance increased $0.3 million, and during 2014, the valuation allowance increased $0.2 million. Based upon expected future income and the reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	4.5	2.2
Tax credits, principally jobs	10.4	2.6	(2.9)
Uncertain tax provisions	-	0.1	(1.3)
Change in state valuation allowance	(9.1)	(0.4)	0.2
Other	0.3	(0.4)	(0.8)
Permanent differences	0.8	(0.5)	0.4
Effective income tax rate	37.7%	40.9%	32.8%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2015	2014	2013
Beginning balance	$0.3	$1.3	$2.1
Additions for tax position during the current year	-	-	0.2
Additions for tax positions of prior years	-	0.1	0.1
Reductions for tax positions of prior years from lapse of statue	-	-	(1.1)
Reductions for settlements of prior year tax positions	-	(1.1)	-
Ending balance	$0.3	$0.3	$1.3

As of January 30, 2016, our liability for unrecognized tax benefits totaled $0.3 million and is recorded in our Consolidated Balance Sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits, but we are unable to estimate the amounts.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 30, 2016, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. As of January 31, 2015, accrued interest and penalties related to our unrecognized tax benefits totaled $0.2 million and $0.1 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2012-2014. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 6 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $58.6 million, $61.4 million and $60.0 million, for 2015, 2014 and 2013, respectively. Total contingent rentals included in operating leases above was $0.7 million for 2015, $0.9 million for 2014 and $0.8 million for 2013.

Future minimum rental payments under all operating leases as of January 30, 2016 are as follows:

(in thousands)	Operating Leases
2016	$45,886
2017	37,441
2018	26,915
2019	20,248
2020	16,284
Thereafter	47,730
Total minimum lease payments	$194,504

The gross amount of property and equipment under capital leases was $5.1 million at both January 30, 2016 and January 31, 2015. Accumulated amortization on property and equipment under capital leases was $5.1 million at both January 30, 2016 and January 31, 2015. There was no amortization expense on assets under capital lease for 2015 while there was $29 thousand in 2014.

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $511.3 thousand for the year ended January 30, 2016 and $310.0 and $301.0 thousand for the years ended January 31, 2015 and February 1, 2014, respectively. The increase is due to the addition of Mr. Sain’s Xpress Pharmacy location and the timing of property tax and insurance payments for the store locations.

NOTE 7 — SHAREHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 31, 2015, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2015, leaving 3.0 million shares available for repurchase at January 30, 2016.

NOTE 8 – EQUITY INCENTIVE PLANS

Incentive stock option plan. The Company has a long-term incentive plan (the "2012 Plan"), which was reapproved by Fred's stockholders at the 2012 annual shareholders meeting. The 2012 Plan is substantially identical to the prior plan. The 2012 Plan increased the number of shares of the Company’s common stock authorized for issuance by 600,000 shares, from the 2,400,000 which was available under the prior plan to 3,000,000 shares. The plan expires March 18, 2022, and Section 10 of the 2002 Plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 Plan. Shares available to be granted under the long-term incentive plan were 970,162 as of January 30, 2016 (1,212,243 shares as of January 31, 2015). Options issued under the 2002 and 2012 plans expire five to seven years from the date of grant. Options outstanding at January 30, 2016 expire in fiscal 2016 through fiscal 2022.

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

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP") (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. There were 57,972, 54,992 and 60,912 shares issued during fiscal years 2015, 2014 and 2013, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 30, 2016 there were 745,601 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2015	2014	2013
Stock option expense	$251	$862	$610
Restricted stock expense	1,777	1,331	984
ESPP expense	234	240	197
Total stock-based compensation	$2,262	$2,433	$1,791

Income tax benefit on stock-based compensation	$594	$606	$473

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2015	2014	2013
Expected volatility	30.5%	35.2%	32.1%
Risk-free interest rate	1.8%	1.9%	1.2%
Expected option life (in years)	5.84	5.84	4.98
Expected dividend yield	1.7%	1.6%	1.7%

Weighted average fair value at grant date	$4.32	$4.79	$3.81

Employee Stock Purchase Plan
Expected volatility	30.9%	32.4%	22.7%
Risk-free interest rate	0.3%	0.2%	0.2%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.0%	1.1%	1.1%

Weighted average fair value at grant date	$4.02	$4.36	$3.02

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

Stock Options. The following table summarizes stock option activity from February 2, 2013 through January 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at February 2, 2013	1,145,655	$12.18	3.2	$1,467
Granted	213,859	15.26
Forfeited / Cancelled	(135,716)	13.18
Exercised	(81,369)	12.26
Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	122,000	15.78
Forfeited / Cancelled	(31,510)	13.20
Exercised	(41,314)	12.06
Repurchased and Cancelled [1]	(245,052)	10.61
Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	424,607	16.34
Forfeited / Cancelled	(328,568)	14.37
Exercised	(202,733)	10.48
Outstanding at January 30, 2016	839,859	$15.38	3.5	$1,371

Exercisable at January 30, 2016	108,456	$11.69	3.9	$211

1 Shares represent options purchased and cancelled from Bruce Efird, former CEO, subsequent to the expiration of his employment agreement.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of January 30, 2016, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.

Other information relative to option activity during 2015, 2014 and 2013 is as follows:

(dollars in thousands)	2015	2014	2013
Total fair value of stock options vested	$318	$395	$353
Total pretax intrinsic value of stock options exercised	$1,333	$253	$266

The following table summarizes information about stock options outstanding at January 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 9.35 - $13.87	317,851	3.4	$13.20	45,023	$13.10
$14.02 - $16.73	259,108	4.5	$15.27	36,016	$14.89
$16.77 - $19.76	262,900	6.0	$18.12	27,417	$17.08
	839,859			108,456

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

The following table summarizes restricted stock from February 2, 2013 through January 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at February 2, 2013	621,009	$13.09
Granted	113,943	14.72
Forfeited / Cancelled	(125,686)	13.22
Vested	(58,253)	11.83
Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	207,295	17.02
Forfeited / Cancelled	(94,729)	13.76
Vested	(106,058)	13.84
Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	131,009	17.51
Forfeited / Cancelled	(103,759)	14.13
Vested	(70,798)	14.07
Non-vested Restricted Stock at January 30, 2016	513,973	$14.13

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 30, 2016 is $8.5 million with a weighted average remaining contractual life of 6.7 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $5.4 million, which is expected to be recognized over a weighted average period of approximately 6.5 years. The total fair value of restricted stock awards that vested for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $1.0 million, $1.0 million and $0.7 million, respectively.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2015, 2014 or 2013.

NOTE 9 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share. In fiscal years 2015 and 2014, the Company experienced a net loss, requiring the diluted earnings per share calculation to exclude any assumptions of the exercise of securities, as these would have an antidilutive effect on EPS.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 270,400 and 2,500 such options outstanding at January 31, 2015 and February 1, 2014, respectively.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $7.3 million at January 30, 2016 and $4.5 million at January 31, 2015 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $9.0 million at January 30, 2016 and $10.6 million at January 31, 2015 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $18,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2015, 2014 and 2013, were $0.2 million, $0.2 million and $0.2 million, respectively.

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

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Benefit obligation at beginning of year	$584	$559	$440
Service cost	46	25	29
Interest cost	19	17	17
Actuarial loss (gain)	92	30	122
Benefits paid	(46)	(47)	(49)
Benefit obligation at end of year	$695	$584	$559

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Accumulated other comprehensive income	$780	$936	$1,045
Deferred tax	(305)	(366)	(342)
Accumulated other comprehensive income, net	$475	$570	$703

The medical care cost trend used in determining this obligation is 6.9% at January 30, 2016, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$86	$47	43
1% increase effect on periodic cost	12	5	5
1% decrease effect on accumulated benefit obligations	(69)	(42)	(39)
1% decrease effect on periodic cost	(10)	(4)	(5)

The discount rate used in calculating the obligation was 3.5% in 2015 and 2.7% in 2014.

The annual net postretirement cost is as follows:

(in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Service cost	$46	$25	$29
Interest cost	19	17	17
Amortization of prior service cost	(13)	(13)	(13)
Amortization of unrecognized prior service costs	(51)	(66)	(66)
Net periodic postretirement benefit cost	$1	$(37)	$(33)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2016	$51
2017	58
2018	58
2019	60
2020	62
Next 5 years	321

Litigation. In July 2008, a lawsuit styled Jessica Chapman, on behalf of herself and others similarly situated, v. Fred's Stores of Tennessee, Inc. was filed in the United States District Court for the Northern District of Alabama, Southern Division, in which the plaintiff alleges that she and other female assistant store managers were paid less than comparable males seeking compensable damages, liquidated damages, attorney fees and court costs.  The plaintiff filed a motion seeking collective action.  On or about March 15, 2013, the judge in the matter issued a Report and Recommendation that the case be conditionally certified as a collective action, which the District Court Judge affirmed. As a result, notice of a collective action was sent to the appropriate class as required by the Court.  One hundred ninety four plaintiffs opted into the suit, and approximately 170 plaintiffs remained in the lawsuit. Although, the Company believes that all of its assistant managers were always properly paid and that the matter was not appropriate for collective action treatment, the Company and its Employment Practices Liability Insurance (“EPLI”) carrier participated in mediation with the plaintiffs.  On March 26, 2015, the plaintiffs, their counsel, the Company and the Company’s EPLI carrier reached a settlement agreement whereby the case would be settled for a total of $315,000, and the plaintiffs would be bound by the terms of a settlement agreement and the case would be dismissed.  Under the terms of the settlement the Company admitted no wrongdoing.  The distribution of the settlement proceeds has been completed and the matter was dismissed with prejudice on August 7, 2015.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $52,525.  The Company is in discussions with American Express concerning this assessment.   The Company has not yet received an assessment from Visa.  On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The Complaint alleges on behalf of the plaintiff and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also alleges that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the Court.  The amount assessed by MasterCard as well as other future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for PCI fines including liabilities to payment card networks, which will offset some of these costs.

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcome of the proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the financial statements as a whole.

NOTE 11 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of January 30, 2016, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Pharmacy	50.2%	41.9%	37.7%
Consumables	25.7%	31.2%	33.0%
Household Goods and Softlines	22.6%	25.3%	27.6%
Franchise	1.5%	1.6%	1.7%
Total Sales Mix	100.0%	100.0%	100.0%

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

During 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. During 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures.

In the fourth quarter of 2015, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $0.5 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. Five stores are scheduled to close in early fiscal 2016.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2013, we recorded a below-cost inventory adjustment of approximately $1.7 million for the discontinuance of product categories from which the Company decided to exit. During 2014, the Company recorded a below-cost inventory adjustment of an additional $0.3 million for the discontinuance of product categories from which the Company decided to exit. No inventory was marked down for the discontinuance of product categories in 2015.

In the third quarter of 2014, we recorded a below-cost inventory adjustment of approximately $3.3 million to value inventory at the lower of cost or market on inventory in 47 stores that were planned for closure in the fourth quarter of fiscal 2014.

In the fourth quarter of 2015, in association with the planned closure of five identified stores that were not meeting the Company's operational performance targets, we recorded a below-cost inventory adjustment of $0.7 million to value inventory at the lower of cost or market. These stores are planned for closure by the end of the second quarter of fiscal 2016.

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

A lease obligation for some store closures that occurred in 2008 still existed as of January 31, 2015. During 2015, we utilized and added less than $0.1 million of the remaining lease liability for the fiscal 2008 store closures, leaving no reserve at January 30, 2016.

NOTE 13 – BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interests in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The acquisition expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction expenses were expensed as incurred and are reflected in selling, general and administrative expenses in the consolidated statement of operations. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the 2015 consolidated financial statements for this provision. If and when the provision is met, the expense will be treated as compensation expense in that year.

A summary of the purchase price allocation for Reeves-Sain Drug Store, Inc. is as follows (dollars in thousands):

Total purchase consideration:
Cash	$42,757
Notes payable	13,000
Total purchase consideration	$55,757

Allocation of the purchase consideration:
Accounts receivables	$14,474
Inventory	2,005
Other assets	307
Goodwill	41,403
Identifiable intangible assets	20,236
Total assets acquired	$78,425

Accounts payable	$21,448
Other current liabilities	1,220
Total liabilities assumed	$22,668

Net assets acquired	$55,757

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on valuations (dollars in thousands):

	Amount	Estimated Useful Lives (years)
Customer prescription files	$9,476	4 - 7
Trade name	7,300	-
Non-compete agreements	1,800	8
Referral and relationships	1,400	2
Business licenses	260	1
	$20,236

The following unaudited supplemental pro forma financial information includes the results of operations of the three Reeves-Sain Drug Store, Inc. locations in 2015 and 2014 and is presented as if the locations had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The 2014 unaudited pro forma historical results were then adjusted (i) to add one-time acquisition costs of $0.5 million, (ii) to increase amortization expense by $3.3 million resulting from the incremental intangible assets acquired and (iii) to increase interest expense by $1.1 million as a result of assumed debt financing for the transaction. The 2015 unaudited pro forma historical results were then adjusted (i) to remove one-time acquisition costs of $0.5 million, (ii) to increase amortization expense by $0.6 million resulting from the incremental intangible assets acquired and (iii) to increase interest expense by $0.2 million as a result of assumed debt financing for the transaction.

The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition.

(in thousands, except per share data)	2015	2014
Revenue	$2,198,054	$2,165,293
Earnings	(7,778)	(31,327)
Basic and diluted earnings per share	$(0.21)	$(0.86)

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 30, 2016 and January 31, 2015 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended January 30, 2016

Net sales	$509,047	$546,083	$540,996	$554,577
Gross profit	137,091	131,917	142,263	132,879
Net income (loss)	(29)	(4,877)	1,436	(3,901)

Net income (loss) per share
Basic	$-	$(0.13)	$0.04	$(0.11)
Diluted	$-	$(0.13)	$0.04	$(0.11)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

Year ended January 31, 2015

Net sales	$498,264	$491,185	$476,175	$504,425
Gross profit	142,474	113,669	123,489	124,161
Net income (loss)	6,118	(16,434)	(10,434)	(8,154)

Net income (loss) per share
Basic	$0.17	$(0.45)	$(0.29)	$(0.23)
Diluted	$0.17	$(0.45)	$(0.29)	$(0.23)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

NOTE 15: PRIME VENDOR AGREEMENT WITH PRIMARY PHARMACEUTICAL WHOLESALER

On August 6, 2014, the Company entered into a Prime Vendor Agreement (the “Vendor Agreement”) with Cardinal Health, Inc., one of the nation’s largest healthcare services companies. Cardinal Health serves as Fred’s primary wholesale supplier for branded and generic pharmaceuticals under a multi-year agreement that began on October 1, 2014. The Vendor Agreement replaced the Prime Vendor Agreement the Company had with AmerisourceBergen Drug Corporation, which expired in accordance with the contract on September 30, 2014.

Under the Vendor Agreement, Fred’s and Cardinal Health established a mutually beneficial strategic alliance designed to support Fred’s key initiative of rapid pharmacy growth, and build on a foundation of premier supply chain and asset management tools. The initial term of the Vendor Agreement commenced on October 1, 2014 and continues through the longer of 1) March 31, 2018 or 2) the date upon which the Company’s net aggregate generic purchases reach a certain purchase requirement, provided that date is not before September 30, 2017.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Additionally, they concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

As allowed pursuant to guidance from the Securities and Exchange Commission (which states that management may omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year), our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the three operating segments purchased from Reeves-Sain Drug Store, Inc dba Entrust (“the acquired business”), which were acquired on April 10, 2015, which are included in the consolidated balance sheet of Freds, Inc. as of January 30, 2016, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended. From its acquisition date through January 30, 2016, the three acquired operating segments’ net sales represented the following percentages of our consolidated net sales for the year ended January 30, 2016 (Entrust-TN 6.2%, Entrust-MS 2.3% and Reeves-Sain Retail 0.4%). As of January 30, 2016, total assets and net tangible assets of acquired operating segments represented the following percentages of consolidated total assets (Entrust-TN 6.9%, Entrust-MS 3.6% and Reeves–Sain Retail 0.6%) and the following percentages of consolidated net tangible assets (Entrust-TN 2.3%, Entrust-MS 1.0% and Reeves-Sain Retail 0.4%), respectively.

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 30, 2016.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 30, 2016 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Item 9A(b), Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reeves-Sain Drug Store, Inc., which was acquired on April 10, 2015 and which is included in the consolidated balance sheets of Fred’s, Inc. as of January 30, 2016, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Reeves-Sain Drug Store, Inc. constituted 11.1% and 3.7% of total assets and tangible assets, respectively, as of January 30, 2016, and 8.9% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Reeves-Sain Drug Store, Inc. because of the timing of the acquisition which was completed on April 10, 2015. Our audit of internal control over financial reporting of Fred’s, Inc. also did not include an evaluation of internal control over financial reporting of Reeves-Sain Drug Store, Inc.

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 14, 2016

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the directors and executive officers of the Company:

	Age	Postions and Offices
Michael J. Hayes (1)	74	Director, Chairman of the Board
John R. Eisenman (1)	74	Director
Thomas H. Tashjian (1)	61	Director
B. Mary McNabb (1)	67	Director
Michael T. McMillan (1)	56	Director
Steven R. Fitzpatrick (1)	56	Director
Jerry A. Shore (1)	63	Director, Chief Executive Officer
Michael K. Bloom	55	President and Chief Operating Officer
Rick J. Hans	60	Executive Vice President - Chief Financial Officer
Craig L. Barnes	49	Executive Vice President - Supply Chain and Global and Domestic Logistics
Rick A. Chambers	52	Executive Vice President - Pharmacy Operations
John J. Foley	54	Executive Vice President - Store Operations
W. Bryan Pugh	53	Executive Vice President - Chief Merchandising and Marketing Officer
Mark C. Dely	40	Senior Vice President, Chief Legal Officer, General Counsel and Secretary

1. Seven directors, constituting the entire current Board of Directors, are to be elected at the 2016 Annual Meeting to serve one year or until their successors are elected.

Michael J. Hayes served as Managing Director of the Company from October 1989 until March 2002, when he was elected Chairman of the Company’s Board of Directors. He was the Company’s Chief Executive Officer from October 1989 through January 2009. He was previously employed by Oppenheimer & Company, Inc. in various capacities from 1976 to 1985, including Managing Director and Executive Vice President — Corporate Finance and Financial Services. On April 15, 2016 Mr. Hayes will step down as Chairman of the Board of Directors, and at that time, will become Chairman Emeritus of the Board of Directors.

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

Thomas H. Tashjian was elected a director of the Company in March 2001. In March 2016, Mr. Tashjian was elected as the Chairman of the Board of Directors, effective April 15, 2016. Mr. Tashjian is a private investor. Mr. Tashjian has served as a managing director and consumer group leader at Banc of America Montgomery Securities in San Francisco. Prior to that, Mr. Tashjian held similar positions at First Manhattan Company, Seidler Companies, and Prudential Securities. Mr. Tashjian’s earlier retail operating experience was in discount retailing at the Ayr-way Stores, which were acquired by Target, and in the restaurant business at Noble Roman’s.

B. Mary McNabb was elected a director of the Company in April 2005. Most recently, she served as Chief Executive Officer for Kid’s Outlet in California. She has served as a member of the Board of Directors of C-ME ("Cyber Merchants Exchange"), a public company. McNabb was executive vice president of merchandising and marketing for Factory 2-U from 1989 – 2001.

Michael T. McMillan was elected a director of the Company in February 2007. Mr. McMillan held a number of senior management positions with Pepsi America Beverages, a Division of PepsiCo, where he has spent the last 31 years in various roles including marketing, sales, franchise development, and general management of its bottling operations. Mr. McMillan was chosen to serve on our Board because of his experience in sales, marketing and consumer insights in the Southeast.

Steven R. Fitzpatrick was elected a director in May 2012. Steven Fitzpatrick was the President of Accredo Health Group, Inc., Medco’s fast-growing specialty pharmacy organization, a position he held until he retired in June 2011. Mr. Fitzpatrick joined Accredo in 2001 as President of its subsidiary, Sunrise Health Management, Inc., and was named President of Accredo Therapeutics, Inc., in February 2002. With the acquisition of Accredo by Medco Health Solutions, Inc., in August 2005, Mr. Fitzpatrick assumed responsibility for both Accredo Therapeutics and Accredo Specialty Care Services (formerly Medco Specialty Solutions). In March 2006, he became Chief Operating Officer of Accredo Health Group and was named President in June 2008. Prior to joining Accredo, Mr. Fitzpatrick held senior management positions with Abbott Laboratories, Block Medical, PharmaThera and Nations Healthcare.

Jerry A. Shore was named Chief Executive Officer in October 2014 and elected a director in November 2014. Mr. Shore joined the Company in April 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Shore was employed by Wang’s International, a major importing and wholesale distribution company as Chief Financial Officer from 1989 to 2000, and in various financial management capacities with IPS Corp., and Caterpillar, Inc. from 1975 to 1989.

Michael K. Bloom joined the Company in January 2015 as President and Chief Operating Officer. Prior to joining the Company, Mr. Bloom served as the President and Chief Operating Officer for Family Dollar Stores, Inc. from September 2011 to January 2014. He also spent more than 20 years with CVS Caremark Corporation, holding a variety of positions with increasing responsibilities in merchandising and operations and rising finally to Executive Vice President of Merchandising, Marketing, Advertising, and Supply Chain. Before joining CVS, Bloom spent 10 years in merchandising and operations management with Virginia-based Peoples Drug Stores and the Florida division of Toronto-based Shoppers Drug Mart Corporation.

Rick J. Hans joined the Company in April 2016 as Executive Vice President – Chief Financial Officer. Prior to joining the Company, Mr. Hans served as Vice President of Investor Relations and Finance of Walgreens Co. before retiring. He was a Director of Finance and Assistant Treasurer prior to that where he championed a sound capital structure that provided the basis for major strategic acquisitions. Throughout his 27 years at Walgreens, he held many position, beginning as a financial analyst in 1987.

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

John J. Foley joined the Company in October 2015 as Executive Vice President - Store Operations. Prior to joining the Company, Mr. Foley served as a Corporate Operations Vice President of Walgreens Co. from 2008 to November 2014 before retiring. As Corporate Operations Vice President, he oversaw the overall development and growth of all drugstores, clinics, healthcare points of care, personnel, and other objectives within the Eastern region. He spent more than 29 years in various positions with increasing responsibilities within Walgreens Co., starting as an Assistant Store Manager in 1985.

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

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2016 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2016 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2016 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2016 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2016 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm – BDO USA, LLP.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit Index

Exhibit	Description	Manner of Filing

3.1	Certificate of Incorporation, as amended [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-8 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2003 (SEC File No. 333-103904) (such registration statement, the “Form S-8”)]	Incorporated by Reference
3.2	Articles of Amendment to the Charter of Fred’s Inc. [incorporated herein by reference to Exhibit 3.1 to the registration statement on Form 8-A as filed with the SEC on October 17, 2008 (SEC File No. 001-14565) (the “Form 8-A”)]	Incorporated by Reference
3.3	By-laws, as amended [incorporated herein by reference to Exhibit 3.2 to the Form S-8]	Incorporated by Reference
4.1	Specimen Common Stock Certificate [incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 33-45637) (such Registration Statement, the “Form S-1”)]	Incorporated by Reference
4.2	Preferred Share Purchase Plan [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 31, 1998]	Incorporated by Reference
4.3	Rights Agreement, dated as of October 10, 2008, between Fred’s Inc. and Regions Bank [incorporated herein by reference to Exhibit 4.1 to the Form 8-A]	Incorporated by Reference
10.1	Form of Fred's, Inc. Franchise Agreement [incorporated herein by reference to Exhibit 10.8 to the Form S-1]	Incorporated by Reference
10.2	401(k) Plan dated as of May 13, 1991 [incorporated herein by reference to Exhibit 10.9 to the Form S-1]	Incorporated by Reference
10.3	Employee Stock Ownership Plan ("ESOP") dated as of January 1, 1987 [incorporated herein by reference to Exhibit 10.10 to the Form S-1]	Incorporated by Reference
10.4	Lease Agreement by and between Hogan Motor Leasing, Inc. and Fred's, Inc. dated February 5, 1992 for the lease of truck tractors to Fred's, Inc. and the servicing of those vehicles and other equipment of Fred's, Inc. [incorporated herein by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Form S-1]	Incorporated by Reference
10.5	1993 Long Term Incentive Plan dated as of January 21, 1993 [incorporated herein by reference to the Company’s report on Form 10-Q for the quarter ended July 31, 1993]	Incorporated by Reference
10.6	Term Loan Agreement between Fred's, Inc. and First American National Bank dated as of April 23, 1999 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999]	Incorporated by Reference
10.7	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Bergen Brunswig Drug Company, dated as of November 24, 1999 [incorporated herein by reference to Company’s Report on Form 10-Q for the quarter ended October 31, 1999]	Incorporated by Reference
10.8	Addendum to Leasing Agreement and Form of Schedules 7 through 8 of Schedule A, by and between Hogan Motor Leasing, Inc. and Fred's, Inc dated September 20, 1999 (modifies the Lease Agreement included as Exhibit 10.4) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000]	Incorporated by Reference
10.9	Revolving Loan Agreement between Fred's, Inc. and Union Planters Bank, NA and SunTrust Bank dated April 3, 2000 [incorporated herein by reference to the Company’s report on Form 10-K for year ended January 29, 2000]	Incorporated by Reference
10.10	Loan modification agreement dated May 26, 2000 (modifies the Revolving Loan Agreement included as Exhibit 10.9) [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 29, 2000]	Incorporated by Reference
10.11	Seasonal Over line Agreement between Fred's, Inc. and Union Planters National Bank dated as of October 11, 2000 [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000]	Incorporated by Reference
10.12	Second Loan modification agreement dated April 30, 2002 (modifies the Revolving Loan and Credit Agreement included as exhibit 10.9). [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002].	Incorporated by Reference

10.15	Third loan modification agreement dated July 31, 2003 (modified the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended August 2, 2003]	Incorporated by Reference
10.16	Fourth modification agreement dated June 28, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004]	Incorporated by Reference
10.17	Fifth modification agreement dated October 19, 2004 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004]	Incorporated by Reference
10.18	Sixth Modification Agreement of the Revolving Loan and Credit Agreement dated July 29, 2005 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000.) [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended July 30, 2005]	Incorporated by Reference
10.19	Lease agreement by and between Banc of America Leasing & Capital, LLC and Fred's Stores of Tennessee, Inc. dated July 26, 2005 for the lease of equipment to Fred's Stores of Tennessee, Inc. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended October 29, 2005]	Incorporated by Reference
10.20	Seventh modification agreement dated October 10, 2005 modifying the Revolving Loan and Credit Agreement to grant a temporary over line. [incorporated herein by reference to the Company’s report on Form 10-K for the year ended January 28, 2006]	Incorporated by Reference
10.21	Eighth modification agreement dated October 30, 2007 modifying the Revolving Loan and Credit Agreement. [incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended November 3, 2007]	Incorporated by Reference
10.22	Ninth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 16, 2008 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000)	Incorporated by Reference
10.23	Employment agreement, effective as of September 22, 2007, between the Company and Bruce A. Efird. [incorporated herein by reference to the Company’s 8-K filed on March 24, 2008]	Incorporated by Reference
10.24	Amendment to Employment Agreement, dated December 22, 2008, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on December 16, 2008]	Incorporated by Reference
10.25	Amendment to Employment Agreement, dated February 16, 2009, between the Company and Bruce A. Efird [incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2009]	Incorporated by Reference
10.26	Amendment to Employment Agreement, dated December 16, 2008, between the Company and Michael J. Hayes [incorporated herein by reference to the Company’s Form 8-K filed on December 23, 2008]	Incorporated by Reference
10.27	Tenth Modification Agreement of the Revolving Loan and Credit Agreement” dated September 27, 2010 (modifies the Revolving Loan and Credit Agreement dated April 3, 2000)	Incorporated by Reference
10.28	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated January 25, 2013 [incorporated herein by reference to the Company’s report on Form 10-K for year ended incorporated herein by reference to the Company’s report on Form 10-K for year ended February 2, 2013]	Incorporated by Reference
10.29	Prime Vendor Agreement between Fred's Stores of Tennessee, Inc. and Cardinal Health 110, LLC and Cardinal Health 410, LLC as of October 1, 2014 [incorporated by reference to exhibit 10.29 to the Registrant's Form 10-Q Report filed September 11, 2014]	Incorporated by Reference
10.30	Amendment to Employment Agreement, dated July 30, 2014, between the Company and Bruce A. Efird [incorporated by reference to exhibit 10.30 to the Registrant's Form 10-Q Report filed September 11, 2014]	Incorporated by Reference
10.31	Employment Agreement, effective November 3, 2014, between the Company and Jerry A. Shore [incorporated by reference to exhibit 10.31 to the Registrant's Form 10-Q Report filed December 11, 2014]	Incorporated by Reference
10.32	Employment Agreement, dated January 12, 2015 between the Company and Michael K. Bloom [incorporated by reference to exhibit 10.32 to Registrant's Form 8-K filed January 14, 2015]	Incorporated by Reference
10.33	Revolving Loan and Credit Agreement between Fred's, Inc. and Regions Bank and Bank of America dated April 9, 2015.	Incorporated by Reference
21.10	Subsidiaries of Registrant	Filed Electronically
23.10	Consent of BDO USA, LLP	Filed Electronically
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act	Filed Electronically
31.2	Certification of Executive Vice President - Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act	Filed Electronically
32	Certification of Chief Executive Officer and Executive Vice President - Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 14, 2016 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Memphis, Tennessee

April 14, 2016

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 30, 2016	$2,404	$1,844	$1,312	$2,936
Year ended January 31, 2015	$2,097	$1,383	$1,076	$2,404
Year ended February 1, 2014	$1,994	$1,198	$1,095	$2,097

Insurance reserves
Year ended January 30, 2016	$10,048	$41,411	$41,614	$9,845
Year ended January 31, 2015	$10,474	$41,364	$41,790	$10,048
Year ended February 1, 2014	$10,094	$41,917	$41,537	$10,474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2016.

FRED'S, INC.
By:	/s/ Jerry A. Shore
Jerry A. Shore, Chief Executive Officer

By:	/s/ Rick J. Hans
Rick J. Hans, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2016.

Signature	Title

/s/ Michael J. Hayes	Director and Chairman of the Board
Michael J. Hayes

/s/ Jerry A. Shore	Director, Chief Executive Officer (Principal Executive
Jerry A. Shore	Officer)

/s/ Rick J. Hans	Executive Vice President and Chief Financial
Rick. J. Hans	Officer (Principal Accounting and Financial Officer)

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Thomas H. Tashjian	Director
Thomas H. Tashjian

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Steven R. Fitzpatrick	Director
Steven R. Fitzpatrick

/s/ Michael T. McMillan	Director
Michael T. McMillan

- 70 -