Form 10-Q
period 2016-04-30
FREDS INC
filed 2016-06-09
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________ .

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

The registrant had 37,289,261 shares of Class A voting, no par value common stock outstanding as of June 3, 2016.

FRED'S, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	April 30, 2016	January 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,768	$5,917
Receivables, less allowance for doubtful accounts of $2,670 and $2,936, respectively	52,849	53,171
Inventories	350,558	340,730
Other non-trade receivables	38,383	40,049
Prepaid expenses and other current assets	11,418	11,494
Total current assets	459,976	451,361
Property and equipment, at depreciated cost	137,007	138,993
Goodwill	41,490	41,490
Other intangibles, net	95,753	97,153
Other noncurrent assets, net	1,515	1,515
Total assets	$735,741	$730,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,331	$184,657
Current portion of indebtedness	57	621
Accrued expenses and other	53,352	56,074
Total current liabilities	244,740	241,352
Long-term portion of indebtedness	57,284	52,527
Deferred income taxes	8,344	9,724
Other noncurrent liabilities	21,321	22,698
Total liabilities	331,689	326,301

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,279,666 and 37,232,785 shares issued and outstanding, respectively	110,416	109,596
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	293,161	294,140
Accumulated other comprehensive income	475	475
Total shareholders’ equity	404,052	404,211
Total liabilities and shareholders’ equity	$735,741	$730,512

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	$549,548	$509,047
Cost of goods sold	408,226	371,956
Gross profit	141,322	137,091

Depreciation and amortization	11,563	10,882
Selling, general and administrative expenses	127,331	126,134
Operating income	2,428	75

Interest expense	515	262
Income (loss) before income taxes	1,913	(187)

Provision (benefit) for income taxes	657	(158)
Net income (loss)	$1,256	$(29)

Net income per share
Basic	$0.03	$-

Diluted	$0.03	$-

Weighted average shares outstanding
Basic	37,073	36,497
Effect of dilutive stock options	20	0
Diluted	37,093	36,497

Dividends per common share	$0.06	$0.06

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Net income (loss)	$1,256	$(29)
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-

Comprehensive income (loss)	$1,256	$(29)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income (loss)	$1,256	$(29)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,563	10,883
Net (gain) loss on asset disposition	40	(43)
Provision for store closures and asset impairment	77	315
Stock-based compensation	754	219
Provision for uncollectible receivables	(265)	344
LIFO reserve increase	930	404
Deferred income tax benefit	(1,380)	(160)
Income tax charge upon exercise of stock options	9	(214)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	5	(22,491)
Insurance receivables	225	(189)
Inventories	(10,758)	(11,177)
Other assets	76	1,247
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,953	791
Income taxes payable	1,749	12,143
Other noncurrent liabilities	(1,377)	(1,678)
Net cash provided by (used in) operating activities	6,857	(9,635)

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,609)	(5,566)
Proceeds from asset dispositions	15	110
Insurance recoveries for replacement assets	263	-
Asset acquisition, net (primarily intangibles)	(3,700)	(2,793)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	-	(42,805)
Net cash used in investing activities	(8,031)	(51,054)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(579)	(489)
Proceeds from revolving line of credit	222,402	248,012
Payments on revolving line of credit	(217,657)	(185,685)
Debt issuance (costs) amortization	26	(430)
Excess tax charges (benefit) from stock-based compensation	(9)	214
Proceeds from exercise of stock options and employee stock purchase plan	75	1,965
Cash dividends paid	(2,233)	(2,219)
Net cash provided by financing activities	2,025	61,368

Increase in cash and cash equivalents	851	679
Cash and cash equivalents:
Beginning of year	5,917	6,440
End of period	$6,768	$7,119

Supplemental disclosures of cash flow information:
Interest paid	$515	$262
Income taxes paid	$518	$144

Non-cash investing and financial activities:
Acquisition related note payable, see Note 11 - Business Combinations	$-	$13,000

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of April 30, 2016, 660 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the southeastern United States. Included in the count of discount general merchandise stores are 18 franchised locations. There are 373 full service pharmacy departments located within our discount general merchandise stores, including four within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2016 incorporated into our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on April 14, 2016..

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

The results of operations for the thirteen week period ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Report to 2015 and 2016 refer to the fiscal years ended January 30, 2016 and ending January 28, 2017, respectively.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $46.9 million and $41.1 million at April 30, 2016 and May 2, 2015, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $48.5 million at April 30, 2016 and $40.4 million at May 2, 2015.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at April 30, 2016 is $21.2 million, with the corresponding amount of $20.4 million at May 2, 2015.

NOTE 3: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 “Compensation – Stock Compensation.” Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Stock option expense	$(424)	$(369)
Restricted stock expense	1,127	540
ESPP expense	51	48
Total stock-based compensation	$754	$219

Income tax benefit on stock-based compensation	$209	$21

The fair value of each option granted during the thirteen week period ended April 30, 2016 and May 2, 2015 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Stock Options
Expected volatility	33.7%	30.2%
Risk-free interest rate	1.5%	1.6%
Expected option life (in years)	5.84	5.84
Expected dividend yield	1.78%	1.58%

Weighted average fair value at grant date	$4.08	$4.61

Employee Stock Purchase Plan
Expected volatility	59.4%	32.6%
Risk-free interest rate	0.9%	0.3%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.40%	0.38%

Weighted average fair value at grant date	$3.88	$3.57

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 13,285 shares issued during the thirteen weeks ended April 30, 2016. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of April 30, 2016, there were 732,316 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended April 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 30, 2016	839,859	$15.38	3.5	$1,371
Granted	157,832	14.68
Forfeited / Cancelled	(237,500)	14.09
Exercised	(900)	12.84
Outstanding at April 30, 2016	759,291	$15.64	5.8	$350

Exercisable at April 30, 2016	112,679	$15.09	4.2	$59

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended April 30, 2016 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of April 30, 2016, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 4.1 years. The total fair value of options vested during the thirteen weeks ended April 30, 2016 was $74.3 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended April 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2016	517,143	$15.61
Granted	34,734	15.35
Forfeited / Cancelled	(1,340)	16.91
Vested	(25,982)	15.45
Non-vested Restricted Stock at April 30, 2016	524,555	$15.61

The aggregate pre-tax intrinsic value of restricted stock outstanding as of April 30, 2016 is $7.7 million with a weighted average remaining contractual life of 6.7 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.3 million, which is expected to be recognized over a weighted average period of approximately 6.7 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended April 30, 2016 was $402.9 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of April 30, 2016 and January 30, 2016. There were $43.1 million and $38.3 million of borrowings on the Company’s revolving line of credit as of April 30, 2016 and January 30, 2016, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	April 30, 2016		January 30, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$43,072	$43,072	$38,327	$38,327
Mortgage loans on land & buildings	1,681	1,881	2,259	2,451
Notes Payable	13,000	12,866	13,000	12,425

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	April 30, 2016	January 30, 2016
Property and equipment, at cost:

Buildings and building improvements	$119,212	$118,907
Leasehold improvements	83,435	82,344
Automobiles and vehicles	5,357	5,433
Airplane	4,697	4,697
Furniture, fixtures and equipment	279,867	277,812
	492,568	489,193
Less: Accumulated depreciation and amortization	(367,783)	(361,608)
	124,785	127,585
Construction in progress	3,579	2,765
Land	8,643	8,643
Total Property and equipment, at depreciated cost	$137,007	$138,993

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

In the first quarter of 2016, in association with the closure or scheduled relocation of certain stores, we recorded a charge of $0.1 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. No such charges were recorded in the first quarter of 2015.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

No below-cost inventory adjustments were recorded during the thirteen weeks ended April 30, 2016 or May 2, 2015.

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

A lease obligation for some store closures that occurred in 2008 still existed as of May 2, 2015. No such reserve remained as of April 30, 2016.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income pursuant to GAAP. The Company’s accumulated other comprehensive income includes the unrecognized prior service costs, transition obligations and actuarial gains/losses associated with our post-retirement benefit plan.

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	April 30, 2016	May 2, 2015	January 30, 2016

Accumulated other comprehensive income	$475	$570	$780
Amortization of post-retirement benefit	-	-	(305)
Ending balance	$475	$570	$475

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred's Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments related to related party leases were $183.9 thousand and $139.8 thousand for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The increase is due to the addition of Mr. Sain’s Xpress pharmacy location.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc., who became employees of Fred’s as part of the acquisition.  The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit.  See Note 11 – Business Combinations for further discussion of the acquisition.

NOTE 9: LEGAL CONTINGENCIES

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $52,525.  The Company is in discussions with American Express concerning this assessment.   The Company has not yet received an assessment from Visa.  On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The Complaint alleges on behalf of the plaintiff and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also alleges that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the Court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

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

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole.

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a new agreement with Regions Bank and Bank of America (the “New Agreement”) to replace the January 25, 2013 Revolving Loan and Credit Agreement that the Company had previously entered into with Regions Bank and Bank of America (the “Previous Agreement”). The proceeds from the New Agreement were used in part to refinance the Previous Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which includes a sublimit for letters of credit and swingline loans. The New Agreement matures on April 9, 2020 and bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate, depending on our FIFO inventory balance. Commitment fees for the unused portion of the credit line are 20.0 basis points. The New Agreement also included an up-front credit facility fee which will be amortized over the agreement term. There were $43.1 million of borrowings outstanding and $97.9 million, net of borrowings and letters of credit, remaining available under the New Agreement at April 30, 2016. The weighted average interest rate on borrowings outstanding at April 30, 2016 was 1.69%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased 10 properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party. Six of these locations carried mortgages with fixed interest rates from 6.65% to 7.40%. Mortgages remain on two locations with a combined balance of $1.7 million outstanding at April 30, 2016. The weighted average interest rate on mortgages outstanding at April 30, 2016 was 7.40%. The debt is collateralized by the land and buildings.

NOTE 11: BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interests in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The acquisition expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction expenses were expensed as incurred and were reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended January 30, 2016. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the consolidated financial statements for this provision. When it appears to be probable that the provision will be met, the expense will be treated as compensation expense in that year.

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
	$20,236

The following unaudited supplemental pro forma financial information includes the results of operations of the three Reeves-Sain Drug Store, Inc. locations in 2016 and 2015 and is presented as if the locations had been consolidated as of the beginning of the interim period of the earliest period presented. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The 2015 unaudited pro forma historical results were adjusted (i) to increase amortization expense by $0.6 million resulting from the incremental intangible assets acquired and (ii) to increase interest expense by $0.2 million as a result of assumed debt financing for the transaction. The 2016 unaudited results were not adjusted as the three locations’ results were already included in our consolidated statement of operations.

The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition.

	Thirteen Weeks Ended
	April 30,	May 2,
(in thousands, except per share data)	2016	2015
Revenue	$549,548	$556,398
Earnings	1,256	(725)
Basic and diluted earnings per share	$0.03	$(0.02)

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries operates, as of January 30, 2016, 660 discount general merchandise stores, including 18 franchised Fred's stores, in 15 states in the southeastern United States. There are currently 373 full service pharmacies in our stores which includes four franchised pharmacies. Our mission is to be the hometown pharmacy and discount store that provides customers a fast, fun and friendly low-price place to shop.

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

We introduced our new vision statement during our fourth quarter earnings call on March 23, 2016:

“A growing regional pharmacy provider of healthcare services, improving the outcomes of the people in the communities that we serve by delivering solutions that are safe, affordable, innovative and easy to access, complimented by a broad assortment of valued price and quality national and private brands, all while delivering consistent, strong shareholder value.”

This new vision serves as a beacon for the Company as we continue to work toward our near and long term strategic goals.

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

On April 10, 2015, the Company acquired Reeves-Sain Drug Store, Inc., which includes a single retail pharmacy location and two private EntrustRx specialty pharmaceutical facilities. This acquisition is further expanding our presence and better positioning the Company in the specialty pharmacy arena – the largest growth area of the pharmacy industry. The Company will continue to focus on leveraging our existing pharmaceutical sales with additional product offerings from our EntrustRx facilities.

In addition to our healthcare advantages, the Company is increasing our front-end profitability by improving the customer experience and growing front-end margins. In 2015, we began piloting a customer centric prototype in a select number of our stores. Along with healthcare assortment improvements, the front-end was reconfigured with new checkout queuing to improve customer convenience while driving incremental sales. These prototypes have lower profile fixtures for improved sightlines, wider aisles for convenience and improved layouts and product assortments. A total of 16 stores have been remodeled since November of 2015, and additional remodels will continue throughout 2016. Early results from the remodeled stores show improvements in sales, gross profit and traffic to our stores. While the remodels are focused on the general merchandise departments, we are also seeing increased sales and prescriptions in the pharmacy department in our remodeled stores. In 2015, front store general merchandise departments began to see positive comparable sales trends. These trends have continued in the first quarter of 2016.

Strategic Investments

In addition to our acquisition of Reeves-Sain Drug Store, Inc., the Company has strategic initiatives, which began in 2015, and are designed to leverage and differentiate our specialty pharmacy offerings, reduce our costs to fill and drive comparable prescriptions. In the second half of 2015, we expanded our limited distribution drug portfolio, while also working with the payer community to expand our pharmacy network access. We used real-time labor models in an effort to control labor expense by efficiently managing our pharmacist and pharmacy technician hours. We have now completed multiple engagements utilizing the expertise of the consulting firm A.T. Kearney and are implementing financial opportunities that were identified bringing us closer to our goal of becoming the leading healthcare destination for both products and services within our markets. Also in 2015, we implemented new inventory management technology, OrderInsite. This module improves our pharmacy department inventory forecasting based on algorithms of dispensing history and anticipating future needs. This allows us to more effectively manage inventory levels and, most importantly, improves the patient experience by reducing out of stocks and partial fills of prescriptions, thus also increasing script volume. We saw improvements in comparable prescription count in the second half of 2015, and these increases have continued in 2016. The work in 2015 around labor management and lowering cost-to-fill delivered benefits in the second half of 2015 and established the foundation for which our 2016 pharmacy plan was built. This foundation creates the ability for us to optimize our labor costs in order for us to continue the expansion of our healthcare services that are provided by our pharmacists. Additionally, during the first quarter of 2016, we made significant investments in human capital related to positions that will drive specialty pharmaceutical sales and strengthen our relationships with payers and manufacturers.

In 2015, we saw noticeable improvement in general merchandise areas such as supplier partnerships, supply chain efficiency and import sourcing enhancements. Also, in early 2015, we engaged with a leading e-auction company as a primary platform for reducing cost of goods. Completed e-auctions produced significant product cost reductions. In addition to e-auctions which are reducing supply chain costs, we are reviewing all current supply chain expenses and suppliers, and will continue to execute initiatives that improve efficiency and remove cost from supply chain operations. We will continue to work to improve our supplier partnerships and enhance our importing process. Currently 5.6% of our total general merchandise purchases are direct imports, with our goal to import 10% of total general merchandise in the next 12 months. Another strategic investment made in 2015 was the Company’s partnership with JDA Software Group, Inc. (“JDA”) for a new replenishment, allocation and space management planning system. JDA’s software developed for the Company is a significant enhancement that we believe will drive sales and improve product availability and overall inventory productivity, which we believe will ultimately improve our customers’ experience.

Arguably, the most important investment of 2015 was the investment we made in our leadership team. The new talent we added brings a wealth of industry knowledge and experience which, when combined with the institutional knowledge of our existing team, sets the stage for success. Our current leadership team consists of executives from multiple companies within our industry and brings together best practices and insights from other major retail leaders. In the first quarter of 2016, we hired Rick Hans as our Chief Financial Officer, further complementing the investments we have made to the leadership team. The benefits of these strategic investments will drive results in 2016 and beyond.

First Quarter 2016 Summary

The investments we have made in our pharmacy department have helped drive a net sales increase over the prior year quarter of 8.0% and contributed to the comparable sales growth of 1.0%, and we expect these investments will continue to benefit the Company’s operating results in the near and long terms.

Thus far in 2016, the Company has invested $3.7 million in the expansion of our pharmacy departments, which was used to acquire three new and three incremental pharmacies. In addition to the acquisitions, we opened one new cold start pharmacy in an existing store. Our pharmacy department is a key differentiating factor from our competitors, and our specialty pharmacy business is licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

While our sales mix saw the highest increases in our pharmacy department, our general merchandise departments saw a more balanced mix of sales. This balance was a contributing factor to improved performance in general merchandise departments’ comparable sales and gross margin rate increases. Strategic investments beginning in 2015, contributed to an 8.4% increase to gross profit in our general merchandise departments.

Gross margin for the first quarter of 2016 was 25.7% of sales compared to 26.9% of sales in the first quarter of 2015. Gross margin deleveraging in 2016 compared to 2015 was attributable to the ongoing compression of pharmacy department margins, which were driven by the sales mix shift toward low margin specialty drugs and continued reimbursement pressures. However, gross profit in the first quarter of 2016 increased $4.2 million compared to the same period in 2015. Gross profit increased in 2016, as a result of the growth in our retail and specialty pharmacy departments and the strategic changes within our general merchandise and supply chain departments. It is important to note that specialty pharmaceuticals have higher top-line sales and lower margin rates than our typical pharmacy business. As specialty pharmacy sales grow, our overall gross margin rate may decline, but gross profit dollars are expected to be higher. Additionally, we anticipate that selling, general and administrative expenses as a percent of sales will decrease. We are well positioned for strong financial performance in 2016 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2016 and May 2, 2015

Sales

Net sales for the first quarter of 2016 increased to $549.5 million from $509.0 million in 2015, a year-over-year increase of $40.5 million or 8.0%. On a comparable store basis, sales increased 1.0% compared to a 0.8% increase in the same period last year.

General merchandise (non-pharmacy) sales for the first quarter increased 1.2% to $267.3 million from $264.2 million in 2015. This was driven by sales increases in general merchandise departments such as snacks, health and wellness products and toys. We also experienced sales decreases in general merchandise departments such as food and beverage, paper and tobacco.

The Company’s pharmacy department sales were 49.9% of total sales in 2016 compared to 46.3% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 16.2% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in 2016 as compared to 92% in 2015. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

The Company had 18 franchised locations at April 30, 2016 and 19 franchised locations as of May 2, 2015. Sales to our franchised locations during 2016 were $7.3 million (1.3% of sales) compared to $8.4 million (1.6% of sales) in the prior year. The Company does not intend to expand its franchise network.

The sales mix for the first quarter of 2016, unadjusted for deferred layaway sales, was 49.9% Pharmaceuticals, 25.6% Consumables, 23.2% Household Goods and Softlines and 1.3% Franchise. The sales mix for the same period last year was 46.3% Pharmaceuticals, 29.2% Consumables, 22.9% Household Goods and Softlines and 1.6% Franchise.

For the first quarter of 2016, comparable store customer traffic decreased 1.8% over the prior period, while the average customer ticket increased 2.8% to $23.63.

Gross Profit

Gross profit for the first quarter increased to $141.3 million in 2016 from $137.1 million in 2015, an increase of $4.2 million or 3.1%. The gross profit increase was driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. Gross margin for the first quarter, measured as a percentage of net sales, decreased to 25.7% in 2016 from 26.9% in the same quarter last year. Gross margin rate deleveraging was driven by our sales mix shift towards low margin specialty pharmaceuticals and continued reimbursement pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter, including depreciation and amortization, increased to $138.9 million in 2016 (25.3% of sales) from $137.0 million in 2015 (26.9% of sales). This 160 basis points improvement was primarily attributable to higher sales related to our pharmacy growth initiatives, controlled labor costs and improved supply chain efficiencies.

Operating Income

Operating income for the first quarter increased $2.3 million to $2.4 million in 2016 (0.4% of sales) from operating income of $0.1 million in 2015 (less than 0.1% of sales) due to a $4.2 million increase in gross profit driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. The increase was offset due to the $1.9 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first quarter of 2016 totaled $0.5 million or less than 0.1% of sales compared to $0.3 million or less than 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first quarter of 2016 was 34.3% compared to 84.5% in the first quarter of 2015. The higher effective income tax rate in the first quarter of 2015 was the result of our minimal pre-tax losses which exaggerated the income tax rate while having an insignificant effect on the actual tax credit recorded.

Net Income

Net income for the first quarter increased to $1.3 million ($0.03 per diluted share) in 2016 from a net loss of $29 thousand (flat earnings per share) in 2015, an increase of $1.3 million. The increase in net income is primarily attributable to a $4.2 million increase in gross profit driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. The increase was offset due to the $1.9 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The increase in net income was further offset by an increase in income tax expense of $0.8 million driven by higher operating income.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash provided by operating activities totaled $6.9 million during the thirteen week period ended April 30, 2016 compared to net cash used of $9.6 million in the same period of the prior year. Cash generated from operating activities in the first quarter of 2016 primarily resulted from increases in net income, depreciation and amortization, and operating liabilities, offset by an increase in inventory.

Net cash used in investing activities totaled $8.0 million during the thirteen week period ended April 30, 2016 and $51.1 million in the same period of the prior year. In the first quarter of 2015, $42.8 million was spent for the acquisition of Reeves-Sain Drug Store, Inc. (See Note 11 – Business Combinations). Capital expenditures in the first quarter of 2016 totaled $4.6 million compared to $5.6 million in 2015. The capital expenditures during 2016 consisted primarily of existing and remodeled store and pharmacy expenditures ($2.8 million) and technology and other corporate expenditures ($1.8 million). Additionally, $3.7 million was invested related to the acquisitions of pharmacies during 2016.

Net cash provided by financing activities totaled $2.0 million during the thirteen week period ended April 30, 2016 and $61.4 million in the same period of the prior year. The cash flows provided by financing activities in 2016 were driven by the net draws on our line of credit, partially offset by cash dividend payments.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

FORWARD-LOOKING STATEMENTS

Other than statements based on historical facts, many of the matters discussed in this Quarterly Report on Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C. Sections 77z-2 and 78u-5. The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to:

•	Economic and weather conditions which affect buying patterns of our customers and supply chain efficiency;
•	Changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies;
•	Continued availability of capital and financing;
•	Competitive factors, and the ability to recruit and retain employees;
•	Changes in the merchandise supply chain;
•	Changes in pharmaceutical inventory costs;
•	Changes in reimbursement practices for pharmaceuticals;
•	Governmental regulation;
•	Increases in insurance costs;
•	Cyber security risks;
•	Increases in fuel and utility rates;
•	Potential adverse results in the litigation described under Legal Proceedings (see Note 9 – Legal Contingencies); and
•	Other factors affecting business beyond our control, including (but not limited to) those discussed under Part 1, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of April 30, 2016. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $50.0 million to $100.0 million throughout 2016.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended April 30, 2016 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $52,525.  The Company is in discussions with American Express concerning this assessment.   The Company has not yet received an assessment from Visa.  On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The Complaint alleges on behalf of the plaintiff and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also alleges that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the Court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

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

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole.

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 30, 2016, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the quarter of 2016, leaving 3.0 million shares available for repurchase at April 30, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: June 9, 2016	/s/ Jerry A. Shore
Jerry A. Shore
Chief Executive Officer

Date: June 9, 2016	/s/ Rick J. Hans
Rick J. Hans
Executive Vice President and
Chief Financial Officer

