Form 10-Q
period 2016-07-30
FREDS INC
filed 2016-09-08
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______to _______.

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

The registrant had 37,348,899 shares of Class A voting, no par value common stock outstanding as of September 2, 2016.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of July 30, 2016 (unaudited) and January 30, 2016	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2016 (unaudited) and August 1, 2015 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2016 (unaudited) and August 1, 2015 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2016 (unaudited) and August 1, 2015 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 – Controls and Procedures	21

Part II - Other Information	21-23

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

Signatures	24

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	July 30, 2016	January 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,181	$5,917
Receivables, less allowance for doubtful accounts of $2,169 and $2,936, respectively	50,096	53,171
Inventories	346,354	340,730
Other non-trade receivables	40,035	40,049
Prepaid expenses and other current assets	10,428	11,494
Total current assets	453,094	451,361
Property and equipment, at depreciated cost	138,649	138,993
Goodwill	41,490	41,490
Other intangibles, net	95,633	97,153
Other noncurrent assets, net	1,515	1,515
Total assets	$730,381	$730,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,390	$184,657
Current portion of indebtedness	58	621
Accrued expenses and other	58,839	56,074
Total current liabilities	204,287	241,352
Long-term portion of indebtedness	105,223	52,527
Deferred income taxes	5,381	9,724
Other noncurrent liabilities	19,694	22,698
Total liabilities	334,585	326,301

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,306,628 and 37,232,785 shares issued and outstanding, respectively	111,332	109,596
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	283,989	294,140
Accumulated other comprehensive income	475	475
Total shareholders’ equity	395,796	404,211
Total liabilities and shareholders’ equity	$730,381	$730,512

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	$529,503	$546,083	$1,079,051	$1,055,130
Cost of goods sold	401,365	414,166	809,591	786,122
Gross profit	128,138	131,917	269,460	269,008

Depreciation and amortization	11,761	11,508	23,324	22,390
Selling, general and administrative expenses	127,285	128,187	254,616	254,321
Operating loss	(10,908)	(7,778)	(8,480)	(7,703)

Interest expense	610	449	1,125	711
Loss before income taxes	(11,518)	(8,227)	(9,605)	(8,414)

Benefit for income taxes	(4,590)	(3,350)	(3,933)	(3,508)
Net loss	$(6,928)	$(4,877)	$(5,672)	$(4,906)

Net loss per share
Basic	$(0.18)	$(0.13)	$(0.15)	$(0.13)

Diluted	$(0.18)	$(0.13)	$(0.15)	$(0.13)

Weighted average shares outstanding
Basic	36,760	36,676	36,747	36,586
Effect of dilutive stock options	-	-	-	-
Diluted	36,760	36,676	36,747	36,586

Dividends per common share	$0.06	$0.06	$0.12	$0.12

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net loss	$(6,928)	$(4,877)	$(5,672)	$(4,906)
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive loss	$(6,928)	$(4,877)	$(5,672)	$(4,906)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(5,672)	$(4,906)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	23,324	22,390
Net loss (gain) on asset disposition	320	(107)
Provision (benefit) for store closures and asset impairment	77	315
Stock-based compensation	1,496	928
Provision (benefit) for uncollectible receivables	(767)	824
LIFO reserve increase	1,087	3,281
Deferred income tax benefit	(4,343)	(3,511)
Income tax charge (benefit) upon exercise of stock options	11	(214)
Amortization of debt issuance costs	53	101
Changes in operating assets and liabilities:	-	-
(Increase) decrease in operating assets:
Trade and non-trade receivables	(95)	(8,675)
Insurance receivables	473	(189)
Inventories	(6,711)	(9,189)
Other assets	1,066	1,951
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(36,502)	3,947
Income taxes payable	3,204	8,443
Other noncurrent liabilities	(3,004)	(2,464)
Net cash provided by (used in) operating activities	(25,983)	12,925

Cash flows provided by (used in) investing activities:
Capital expenditures	(13,126)	(10,301)
Proceeds from asset dispositions	426	246
Insurance recoveries for replacement assets	263	-
Asset acquisition, net (primarily intangibles)	(9,157)	(6,533)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	-	(42,757)
Net cash used in investing activities	(21,594)	(59,345)

Cash flows provided by (used in) financing activities:
Proceeds from revolving line of credit	490,752	451,004
Payments on revolving line of credit	(438,080)	(401,004)
Payments of indebtedness and capital lease obligations	(592)	(510)
Debt issuance costs	-	(511)
Excess tax charges (benefit) from stock-based compensation	(11)	214
Proceeds from exercise of stock options and employee stock purchase plan	251	2,199
Cash dividends paid	(4,479)	(4,448)
Net cash provided by financing activities	47,841	46,944

Increase in cash and cash equivalents	264	524
Cash and cash equivalents:
Beginning of year	5,917	6,440
End of period	$6,181	$6,964

Supplemental disclosures of cash flow information:
Interest paid	$1,125	$711
Income taxes paid (refunded)	$(2,472)	$3,849

Non-cash investing and financial activities:
Acquisition related note payable, see Note 11 - Business Combinations	$-	$13,000

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of July 30, 2016, 651 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 18 franchised locations. There are 372 full service pharmacy departments located within our discount general merchandise stores, including four within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2016 included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on April 14, 2016.

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

The results of operations for the thirteen week and twenty-six week periods ended July 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $48.9 million and $40.5 million at July 30, 2016 and August 1, 2015, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $48.6 million at July 30, 2016 and $43.2 million at August 1, 2015.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at July 30, 2016 is $20.9 million, with the corresponding amount of $20.1 million at August 1, 2015.

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

(in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Stock option expense	$304	$175	$(120)	$(194)
Restricted stock expense	387	485	1,513	1,025
ESPP expense	51	49	103	97
Total stock-based compensation	$742	$709	$1,496	$928

Income tax benefit on stock-based compensation	$170	$181	$379	$202

The fair value of each option granted during the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock Options
Expected volatility	33.2%	30.2%	33.3%	30.2%
Risk-free interest rate	1.4%	1.9%	1.5%	1.7%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.80%	1.72%	1.79%	1.59%

Weighted average fair value at grant date	$4.05	$4.95	$4.06	$4.63

Employee Stock Purchase Plan
Expected volatility	60.3%	30.9%	59.8%	31.8%
Risk-free interest rate	0.9%	0.3%	0.9%	0.3%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.79%	0.76%	0.59%	0.57%

Weighted average fair value at grant date	$3.78	$3.92	$3.60	$3.74

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 27,247 shares issued during the twenty-six weeks ended July 30, 2016. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of July 30, 2016, there were 718,359 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended July 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 30, 2016	839,859	$15.38	4.5	$1,371
Granted	689,192	$14.77
Forfeited / Cancelled	(294,975)	$14.45
Exercised	(1,300)	$13.06
Outstanding at July 30, 2016	1,232,776	$15.26	6.1	$1,350

Exercisable at July 30, 2016	123,659	$15.43	4.0	$132

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended July 30, 2016 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of July 30, 2016, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 4.4 years. The total fair value of options vested during the twenty-six weeks ended July 30, 2016 was $168.1 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended July 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2016	517,143	$15.61
Granted	56,813	$15.23
Forfeited / Cancelled	(9,691)	$15.35
Vested	(28,893)	$15.45
Non-vested Restricted Stock at July 30, 2016	535,372	$15.59

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 30, 2016 is $8.5 million with a weighted average remaining contractual life of 6.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 6.0 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 30, 2016 was $450.1 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of July 30, 2016 and January 30, 2016. There were $91.0 million and $38.3 million of borrowings on the Company’s revolving line of credit as of July 30, 2016 and January 30, 2016, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	July 30, 2016		January 30, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$91,000	$91,000	$38,327	$38,327
Notes Payable	13,000	13,032	13,000	12,425
Mortgage loans on land & buildings	1,667	1,871	2,259	2,451

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	July 30, 2016	January 30, 2016
Property and equipment, at cost:

Buildings and building improvements	$119,297	$118,907
Leasehold improvements	83,764	82,344
Automobiles and vehicles	5,249	5,433
Airplane	4,697	4,697
Furniture, fixtures and equipment	284,677	277,812
	497,684	489,193
Less: Accumulated depreciation and amortization	(371,583)	(361,608)
	126,101	127,585
Construction in progress	3,905	2,765
Land	8,643	8,643
Total Property and equipment, at depreciated cost	$138,649	$138,993

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

We did not record any charges in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements in the second quarter of 2016 or 2015 in association with the closure or scheduled relocation of certain stores. In the first six months of 2016, the Company recorded an additional charge of less than $0.1 million for fixed assets related to planned store closures. The Company utilized the full amount of this charge in the second quarter of 2016. In the first six months of 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures. There was $0.7 million remaining in the reserve as of July 30, 2016.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

No below-cost inventory adjustments were recorded during the twenty-six weeks ended July 30, 2016 or August 1, 2015.

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	July 30, 2016	August 1, 2015	January 30, 2016

Accumulated other comprehensive income	$475	$570	$570
Amortization of postretirement benefit	-	-	(95)
Ending balance	$475	$570	$475

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred's Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments made to related party leases were $367.8 thousand and $288.0 thousand for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The increase is due to partial period payments for Mr. Sain’s Xpress pharmacy location in 2015, with acquisition commencing on April 10, 2015.

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

NOTE 9: LEGAL CONTINGENCIES

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million. The Company has not yet received an assessment from Visa. The Company expects to incur future probable losses in connection with the claims made by Visa. The range of these losses is estimated to be $0.1 million to $4.6 million.

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

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

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. However, the Company does not currently have a probable and estimable measurement of the potential effect at this time.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

On July 27, 2016, a lawsuit entitled The State of Mississippi vs. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company does not currently have a probable and estimable measurement of the potential effect at this time.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a new agreement with Regions Bank and Bank of America (the “New Agreement”) to replace the January 25, 2013 Revolving Loan and Credit Agreement that the Company had previously entered into with Regions Bank and Bank of America (the “Previous Agreement”). The proceeds from the New Agreement were used in part to refinance the Previous Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provides for a $150.0 million secured revolving line of credit, which includes a sublimit for letters of credit and swingline loans. The New Agreement matures on April 9, 2020 and bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate, depending on our FIFO inventory balance. Commitment fees for the unused portion of the credit line are 20.0 basis points. The New Agreement also included an up-front credit facility fee which is amortized over the agreement term. There were $91.0 million of borrowings outstanding and $50.0 million, net of borrowings and letters of credit, remaining available under the New Agreement at July 30, 2016. The weighted average interest rate on borrowings outstanding at July 30, 2016 was 1.75%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased 10 properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party. Six of these locations carried mortgages with fixed interest rates from 6.65% to 7.40%. Mortgages remain on two locations with a combined balance of $1.7 million outstanding at July 30, 2016. The weighted average interest rate on mortgages outstanding at July 30, 2016 was 7.40%. The debt is collateralized by the land and buildings.

NOTE 11: BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interest in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The acquisition expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry. The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction expenses were expensed as incurred and were reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended January 30, 2016. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the consolidated financial statements for this provision. When it appears to be probable that the provision will be met, the expense will be treated as compensation expense in that year.

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

	Twenty-Six Weeks Ended
	July 30,	August 1,
(in thousands, except per share data)	2016	2015
Revenue	$1,079,051	$1,102,481
Earnings	(5,672)	(5,602)
Basic and diluted earnings per share	$(0.15)	$(0.15)

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

Fred's, Inc. and subsidiaries operates, as of July 30, 2016, 651 discount general merchandise stores and three specialty pharmacy-only locations, including 18 franchised Fred's stores, in 15 states in the Southeastern United States. There are currently 372 full service pharmacy departments in our stores which includes four franchised pharmacies. Our mission is to improve the lives of our patients and customers by providing quality healthcare services and consumer products that deliver value to the communities we serve.

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

Approximately 85% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. Since 2010, we have improved our pharmacy department penetration rate from 48% to 58%. We will continue to concentrate on adding pharmacies to existing stores without pharmacy departments, opening all new stores with a pharmacy department and making opportunistic acquisitions that will operate as Xpress pharmacy locations until they become a future full-service location. The Company’s clinical services offerings are focused on driving increased immunizations, assisting our customers with medication therapy management, rolling out “Time My Meds”, which is focused on prescription adherence, and expanding our disease state management services, with a special emphasis on diabetes and HIV management. In 2015, we opened our first telemedicine facility within a full-service location. In 2016, two additional facilities have opened and six openings remain planned by the end of the year. New and existing pharmacies will see an expansion of healthcare services in order to capitalize on recent industry trends.

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

In addition to our healthcare advantages, the Company is increasing our front-end profitability by improving the customer experience and growing front-end margins. In 2015, we began piloting a customer centric prototype in a select number of our stores. Along with healthcare assortment improvements, the front-end was reconfigured with new checkout queuing to improve customer convenience while driving incremental sales. These prototypes have lower profile fixtures for improved sightlines, wider aisles for convenience and improved layouts and product assortments. A total of 40 stores have been remodeled since November of 2015, and additional remodels will continue throughout 2016. Early results from the remodeled stores show improvements in sales, gross profit and traffic to our stores. While the remodels are focused on the general merchandise departments, we are also seeing increased sales and prescriptions in the pharmacy department in our remodeled stores.

Strategic Investments

In addition to our acquisition of Reeves-Sain Drug Store, Inc., the Company has strategic initiatives, which began in 2015, and are designed to leverage and differentiate our specialty pharmacy offerings, reduce our costs to fill and drive comparable prescriptions. In the second half of 2015, we expanded our limited distribution drug portfolio, while also working with the payer community to expand our pharmacy network access. We used real-time labor models in an effort to control labor expense by efficiently managing our pharmacist and pharmacy technician hours. We have completed multiple engagements utilizing the expertise of the consulting firm A.T. Kearney and are continuing to implement financial opportunities that were identified bringing us closer to our goal of becoming the leading healthcare destination for both products and services within our markets. Also in 2015, we implemented new inventory management technology, OrderInsite. This module improves our pharmacy department inventory forecasting based on algorithms of dispensing history and anticipating future needs. This allows us to more effectively manage inventory levels and, most importantly, improves the patient experience by reducing out of stocks and partial fills of prescriptions, thus also increasing script volume. We saw improvements in comparable prescription count in the second half of 2015, and these increases have continued in 2016. The work in 2015 around labor management and lowering cost-to-fill delivered benefits in the second half of 2015 and continues to drive expense reduction this year. This foundation creates the ability to optimize our labor costs in order to continue the expansion of healthcare services that are provided by our pharmacists. Additionally, during the first half of 2016, we made significant investments in human capital related to positions that will drive specialty pharmaceutical sales and strengthen our relationships with payers and manufacturers.

During the second quarter of 2016, we strategically developed action plans that are being implemented to address some of the challenges we face with respect to comparable sales performance, margin pressures and increased inventory levels. The Company is in the process of executing a retail based operational excellence program taking a disciplined approach aimed at poor performing locations. We will continue to engage all major payors to expand our participation in plans in an effort to improve reimbursement rates. We are actively managing our inventory levels by location based on demand signals through OrderInsite software which was implemented earlier this year. The Company is also optimizing a product acquisition strategy through a combined approach of leveraging existing suppliers and engaging new supplier partners to lower cost of goods, while also implementing the second phase of our labor optimization model to drive additional efficiencies. Along with immediate action plans that are being implemented, Fred’s will continue to expand 340B participation, adjust our pharmacy focused marketing campaign toward customer retention and increase flu campaign efforts bringing access to service in previously untapped geographies. Our new initiatives combined with refinements to existing programs are designed to provide affordable and convenient products and services to our customers while improving current trends in the healthcare market and positioning us to improve shareholder value.

In 2015, we saw noticeable improvements in general merchandise areas such as supplier partnerships, supply chain efficiency and import sourcing enhancements. Also, in early 2015, we engaged with a leading e-auction company as a primary platform for reducing cost of goods. Completed e-auctions produced significant product cost reductions. In addition to e-auctions which are reducing supply chain costs, we are reviewing all current supply chain expenses and suppliers, and will continue to execute initiatives that improve efficiency and remove cost from supply chain operations. We will continue to work to improve supplier partnerships and enhance our importing process. Another strategic investment made in 2015 was the Company’s partnership with JDA Software Group, Inc. (“JDA”) for a new replenishment, allocation and space management planning system. JDA’s software developed for the Company is a significant enhancement that we believe will drive sales and improve product availability and overall inventory productivity, which we believe will ultimately improve our customers’ experience.

As the retail landscape continues to evolve, Fred’s is developing a strategy to optimize our store fleet, focus on markets where we thrive, and continue to grow with discipline by investing in technology and marketing, continuing to improve our supply chain through network optimization and leveraging synergies between general merchandise and pharmacy departments. We are continuing to partner with A.T. Kearney in 2016 as part of a larger strategic initiative to optimize store fleet in order to improve profitability. Some of the new initiatives aimed at increasing profitability in general merchandise departments include moving distribution of several key categories to McLane in order to improve assortment and lower inventory levels, implementing a $1 Hallmark branded greeting card program in our stores, and making incremental investments in the marketing program designed to drive traffic and grow market share. Combined with the continued implementation of JDA and other optimization activities, the Company’s strategic investments in general merchandise departments are laying the foundation for both sales growth and margin expansion going forward.

Arguably, the most important recent investment was the investment we made in our leadership team. The new talent we added brings a wealth of industry knowledge and experience which, when combined with the institutional knowledge of our existing team, sets the stage for success. The current leadership team consists of executives from multiple companies within our industry and brings together best practices and insights from other major retail leaders. We have continued to strategically invest in talent in the second quarter of 2016, and the benefits of these investments will drive future results.

Subsequent to the end of the second quarter of 2016, we announced the scheduled retirement of Jerry A. Shore, our Chief Executive Officer, and the appointment of Michael K. Bloom as our new Chief Executive Officer. Mr. Bloom’s appointment was effective immediately.

Second Quarter 2016 Summary

Sales for the first six months of 2016 improved 2.3% over the same period in the prior year, although we experienced a sales decrease of 3.0% or $16.6 million compared to the second quarter of 2015. Our sales mix saw the highest increases in our pharmacy department, while our general merchandise departments saw a more balanced mix of sales. This balance was a contributing factor to improved performance in general merchandise departments’ comparable sales and gross margin rate increases. We are confident the implementation of new initiatives combined with the expansion of existing initiatives will combat market challenges and restore positive comparable sales in future periods.

Thus far in 2016, the Company has invested $9.2 million in the expansion of our pharmacy departments, which was used to acquire three new and 15 incremental pharmacies. In addition to the acquisitions, we opened one new cold start pharmacy in an existing store. Our pharmacy department is a key differentiating factor from our competitors, and our specialty pharmacy business is licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

Gross margin for the second quarter of 2016 was 24.2% of sales which was flat compared to gross margin rate in the second quarter of 2015. Gross profit decreased in 2016, primarily as a result of the decline in sales compared to the same quarter in the prior year.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 2016 and August 1, 2015

Sales

Net sales for the second quarter of 2016 decreased to $529.5 million from $546.1 million in the same period in 2015, a year-over-year decrease of $16.6 million or 3.0%. On a comparable store basis, sales decreased 2.0% compared to a 0.9% increase in the same period last year.

General merchandise (non-pharmacy) sales for the second quarter decreased 2.2% to $255.7 million from $261.4 million in the same period in 2015. This was driven by sales decreases in general merchandise departments such as food, beverage, paper and household chemicals partially offset by an increase of sales in general merchandise departments such as toys, lawn and garden and electronics.

The Company’s pharmacy department sales were 50.4% of total sales in 2016 compared to 50.6% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 3.4% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations. Pharmacy sales were negatively impacted by generic deflation, reimbursement pressures and an industry-wide slowdown in demand for specialty Hepatitis C drugs in 2016.

The Company had 18 franchised locations at July 30, 2016 and 19 franchised locations at August 1, 2015. Sales to our franchised locations during 2016 were $6.7 million (1.3% of sales) compared to $8.1 million (1.5% of sales) in the prior year. The Company does not intend to expand its franchise network.

The sales mix for the second quarter of 2016, unadjusted for deferred layaway sales, was 50.3% Pharmaceuticals, 24.8% Consumables, 23.6% Household Goods and Softlines and 1.3% Franchise. The sales mix for the same period last year was 50.5% Pharmaceuticals, 26.6% Consumables, 21.4% Household Goods and Softlines and 1.5% Franchise.

For the second quarter of 2016, comparable store customer traffic decreased 3.4% over the prior period, while the average customer ticket increased 1.4% to $25.37.

Gross Profit

Gross profit for the second quarter decreased to $128.1 million in 2016 from $131.9 million in 2015, a decrease of $3.8 million or 2.9%. The gross profit decrease was largely driven by a decline is sales year over year and an unusually high amount of direct and indirect remuneration (DIR) fees. Gross margin for the second quarter, measured as a percentage of net sales was flat to last year at 24.2% in 2016. Gross margin rate was positively impacted by initiatives executed in general merchandise while margin on pharmacy sales were negatively impacted by reimbursement pressures and a decline in average selling prices for scripts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter, including depreciation and amortization, decreased to $139.0 million in 2016 (26.3% of sales) from $139.7 million in 2015 (25.6% of sales). This 70 basis points deleverage was primarily caused by a decrease in sales volume in 2016, partially offset by a decrease in insurance expense as well as a decrease in labor expense mostly due to implementation of pharmacy labor optimization initiatives.

Operating Loss

Operating loss for the second quarter was $10.9 million in 2016 (2.1% of sales) compared to an operating loss of $7.8 million in 2015 (1.4% of sales). The change was due to a $3.8 million decrease in gross profit as detailed in the Gross Profit section above. The decrease was partially offset by $0.7 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the second quarter of 2016 totaled $0.6 million, or 0.1% of sales, compared to $0.4 million, or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the second quarter of 2016 was 39.9% compared to 40.7% in the second quarter of 2015.

Net Loss

Net loss for the second quarter was $6.9 million ($0.18 loss per share) compared to a net loss of $4.9 million ($0.13 loss per share) in 2015. The change in net loss was primarily attributable to a $3.8 million decrease in gross profit mainly driven by lower sales volume in 2016 and an unusually high amount of DIR fees recorded in 2016. The higher net loss was offset due to the $0.7 million decrease in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The increase in net loss was further offset by an increase in income tax benefit of $1.2 million driven by higher operating losses.

Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015

Sales

Net sales for the first six months of 2016 increased to $1.079 billion from $1.055 billion in 2015, a year-over-year increase of $23.9 million or 2.3%. On a comparable store basis, sales decreased 0.6% compared to a 0.7% increase in the same period last year.

General merchandise (non-pharmacy) sales for the first six months decreased 0.5% to $523.1 million from $525.6 million in 2015. This was driven by sales decreases in general merchandise departments such as food, beverage, paper and household chemicals partially offset by an increase of sales in general merchandise departments such as toys, lawn and garden and electronics.

The Company’s pharmacy department sales for the first six months were 50.2% of total sales in 2016 compared to 48.6% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 5.6% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

The Company had 18 franchised locations at July 30, 2016 and 19 franchised locations at August 1, 2015. Sales to our franchised locations for the first six months of 2016 were $14.0 million (1.3% of sales) compared to $16.5 million (1.6% of sales) in the prior year. The Company does not intend to expand its franchise network.

The sales mix for the first six months of 2016, unadjusted for deferred layaway sales, was 50.1% Pharmaceuticals, 25.2% Consumables, 23.4% Household Goods and Softlines and 1.3% Franchise. The sales mix for the same period last year was 48.4% Pharmaceuticals, 27.9% Consumables, 22.1% Household Goods and Softlines and 1.6% Franchise.

For the first six months of 2016, comparable store customer traffic decreased 2.6% over the prior period, while the average customer ticket increased 2.0% to $24.45.

Gross Profit

Gross profit for the first six months increased to $269.5 million in 2016 from $269.0 million in 2015, an increase of $0.5 million or 0.2%. The gross profit increase was driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. Gross margin for the first six months, measured as a percentage of net sales, decreased to 25.0% in 2016 from 25.5% in the same period last year. Gross margin rate deleveraging was driven by our sales mix shift towards low margin specialty pharmaceuticals and continued reimbursement pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months, including depreciation and amortization, increased to $277.9 million in 2016 (25.8% of sales) from $276.7 million in 2015 (26.2% of sales). This 40 basis points improvement was primarily attributable to higher sales related to our pharmacy growth initiatives, controlled labor costs and improved supply chain efficiencies.

Operating Loss

Operating loss for the first six months was $8.5 million in 2016 (0.8% of sales) compared to an operating loss of $7.7 million in 2015 (0.7% of sales). The change was due to a $0.5 million increase in gross profit driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. The increase was offset by the $1.2 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first six months of 2016 totaled $1.1 million or 0.1% of sales compared to $0.7 million or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first six months of 2016 was 40.9% compared to 41.7% in the same period of 2015.

Net Loss

Net loss for the first six months was $5.7 million ($0.15 loss per share) in 2016 compared to a net loss of $4.9 million ($0.13 loss per share) in 2015. The change in net loss is primarily attributable to a $1.2 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above and a $0.4 million increase in interest expense. The change was partially offset by the $0.5 million increase in gross profit driven by initiatives implemented within our general merchandise departments and higher sales from our pharmacy growth initiatives. The change in net loss was further offset by an increase in income tax benefit of $0.4 million driven by higher operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used by operating activities totaled $26.0 million during the twenty-six week period ended July 30, 2016 compared to $12.9 million provided by operating activities in the same period of the prior year. Cash used by operating activities in the first half of 2016 primarily resulted from a recorded net loss, a decrease in accounts payable and accrued expenses liability and an increase in inventory and an income tax receivable.

Net cash used in investing activities totaled $21.6 million during the twenty-six week period ended July 30, 2016 and $59.3 million in the same period of the prior year. In the twenty-six weeks ended August 1, 2015, $42.8 million was spent for the acquisition of Reeves-Sain Drug Store, Inc. (See Note 11 – Business Combinations). Capital expenditures in the second quarter of 2016 totaled $13.1 million compared to $10.3 million in 2015. The capital expenditures during 2016 consisted primarily of existing and remodeled store and pharmacy expenditures ($6.6 million), technology ($5.5 million) and other expenditures ($1.0 million). Additionally, $9.2 million was invested related to the acquisitions of pharmacies during 2016 as compared to $6.5 million in 2015.

Net cash provided by financing activities totaled $47.8 million during the twenty-six week period ended July 30, 2016 and $46.9 million in the same period of the prior year. The cash flows provided by financing activities in 2016 were driven by the net draws on our line of credit, partially offset by cash dividend payments.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of July 30, 2016. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $50.0 million to $100.0 million throughout 2016.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended July 30, 2016 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million. The Company has not yet received an assessment from Visa. The Company expects to incur future probable losses in connection with the claims made by Visa. The range of these losses is estimated to be $0.1 million to $4.6 million.

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims, which is currently pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  Costs may include liabilities to payment card networks for reimbursement of payment card fraud and reissuance costs, liabilities from current and future civil litigation, governmental investigations and enforcement proceedings, as well as legal and investigative costs.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

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

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. However, the Company does not currently have a probable and estimable measurement of the potential effect at this time.  The Company has cyber-security risk insurance with a $10 million limit and a sub-limit of $250,000 for fines and liabilities to payment card networks, which will offset some of these costs.

On July 27, 2016, a lawsuit entitled The State of Mississippi vs. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company does not currently have a probable and estimable measurement of the potential effect at this time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in 2016, leaving 3.0 million shares available for repurchase at July 30, 2016.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of Item 6 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED'S, INC.

Date: September 8, 2016	/s/ Michael K. Bloom
Michael K. Bloom
Chief Executive Officer

Date: September 8, 2016	/s/ Rick J. Hans
Rick J. Hans
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description

10.34	Amendment to Management Compensation Agreement, effective as of August 30, 2016, by and between Fred’s Inc. and Michael Bloom.
10.35	First Amendment to Management Compensation Agreement, effective as of August 29, 2016, by and between Fred’s Inc. and Jerry Shore.
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accounting and Financial Officer
32	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

