Form 10-Q
period 2016-10-29
FREDS INC
filed 2016-12-08
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______.

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

The registrant had 37,419,740 shares of Class A voting, no par value common stock outstanding as of December 2, 2016.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 29, 2016 (unaudited) and January 30, 2016	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 2016 (unaudited) and October 31, 2015 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 2016 (unaudited) and October 31, 2015 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2016 (unaudited) and October 31, 2015 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	23

Part II - Other Information	23-25

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25

Signatures	26

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	October 29, 2016	January 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,692	$5,917
Receivables, less allowance for doubtful accounts of $1,895 and $2,936, respectively	52,740	53,171
Inventories	366,575	340,730
Other non-trade receivables	36,959	40,049
Prepaid expenses and other current assets	12,634	11,494
Total current assets	474,600	451,361
Property and equipment, at depreciated cost	133,360	138,993
Goodwill	41,490	41,490
Other intangibles, net	90,377	97,153
Other noncurrent assets, net	1,050	1,515
Total assets	$740,877	$730,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,818	$184,657
Current portion of indebtedness	59	621
Accrued expenses and other	71,071	56,074
Total current liabilities	285,948	241,352
Long-term portion of indebtedness	77,234	52,527
Deferred income taxes	-	9,724
Other noncurrent liabilities	21,797	22,698
Total liabilities	384,979	326,301

Commitments and Contingencies (See Note 9 - Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,419,740 and 37,232,785 shares issued and outstanding, respectively	112,069	109,596
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	243,354	294,140
Accumulated other comprehensive income	475	475
Total shareholders’ equity	355,898	404,211
Total liabilities and shareholders’ equity	$740,877	$730,512

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	$516,645	$540,996	$1,595,696	$1,596,126
Cost of goods sold	405,439	398,733	1,215,030	1,184,855
Gross profit	111,206	142,263	380,666	411,271

Depreciation and amortization	12,002	11,397	35,326	33,787
Selling, general and administrative expenses	143,266	128,457	397,882	382,778
Operating income (loss)	(44,062)	2,409	(52,542)	(5,294)

Interest expense	560	352	1,685	1,063
Income (loss) before income taxes	(44,622)	2,057	(54,227)	(6,357)

Provision (benefit) for income taxes	(6,229)	621	(10,162)	(2,887)
Net income (loss)	$(38,393)	$1,436	$(44,065)	$(3,470)

Net income (loss) per share
Basic	$(1.05)	$0.04	$(1.20)	$(0.09)

Diluted	$(1.05)	$0.04	$(1.20)	$(0.09)

Weighted average shares outstanding
Basic	36,810	37,108	36,768	36,654
Effect of dilutive stock options	-	3	-	-
Diluted	36,810	37,111	36,768	36,654

Dividends per common share	$0.06	$0.06	$0.18	$0.18

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$(38,393)	$1,436	$(44,065)	$(3,470)
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-	-	-

Comprehensive income (loss)	$(38,393)	$1,436	$(44,065)	$(3,470)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(44,065)	$(3,470)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	35,326	33,787
Net gain on asset disposition	(391)	(2,657)
Provision for store closures and asset impairment	24,114	315
Stock-based compensation	2,209	1,721
Provision (benefit) for uncollectible receivables	(1,041)	403
LIFO reserve increase	3,178	3,557
Deferred income tax benefit	(10,038)	(3,826)
Income tax benefit (charge) upon exercise of stock options	41	(216)
Amortization of debt issuance costs	79	128
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	4,481	(5,811)
Insurance receivables	(147)	(236)
Inventories	(45,282)	(55,789)
Other assets	(675)	793
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	45,158	96,562
Income taxes payable	183	9,206
Other noncurrent liabilities	(901)	2,394
Net cash provided by operating activities	12,229	76,861

Cash flows provided by (used in) investing activities:
Capital expenditures	(20,315)	(15,561)
Proceeds from asset dispositions	1,868	3,401
Insurance recoveries for replacement assets	316	-
Asset acquisition, net (primarily intangibles)	(11,934)	(12,720)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	-	(42,750)
Net cash used in investing activities	(30,065)	(67,630)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(606)	(532)
Proceeds from revolving line of credit	689,853	628,617
Payments on revolving line of credit	(665,180)	(632,461)
Debt issuance costs	-	(525)
Excess tax charges from stock-based compensation	(41)	216
Proceeds from exercise of stock options and employee stock purchase plan	305	2,343
Cash dividends paid	(6,720)	(6,686)
Net cash provided by (used in) financing activities	17,611	(9,028)

Increase (decrease) in cash and cash equivalents	(225)	203
Cash and cash equivalents:
Beginning of year	5,917	6,440
End of period	$5,692	$6,643

Supplemental disclosures of cash flow information:
Interest paid	$1,685	$1,063
Income taxes refunded	$(1,693)	$(9,070)

Non-cash investing and financial activities:
Acquisition related note payable, see Note 11 - Business Combinations	$-	$13,000

See accompanying notes to consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) operates, as of October 29, 2016, 648 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 18 franchised locations. There are 370 full service pharmacy departments located within our discount general merchandise stores, including four within franchised locations.

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

The results of operations for the thirteen week and thirty-nine week periods ended October 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Report to 2015 and 2016 refer to the fiscal years ended January 30, 2016 and ending January 28, 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for public business entities (interim and annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $46.1 million and $49.9 million at October 29, 2016 and January 30, 2016, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $50.7 million at October 29, 2016 and $47.5 million at January 30, 2016.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at October 29, 2016 is $20.5 million, with the corresponding amount of $21.2 million at January 30, 2016.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company will begin to liquidate in the fourth quarter of 2016, in accordance with our strategic plan. At the end of 2015, there were $3.0 million (including $0.4 million, for the accelerated recognition of freight capitalization expense) of impairment charges recorded for inventory clearance of product related to 2014 strategic initiatives.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 30, 2016	Additions	Utilization	Ending Balance October 29, 2016

Inventory markdown on low-productive inventory (2014 initiatives)	$2.6	$-	$(2.6)	$-
Inventory markdown on low-productive inventory (2016 initiatives)	$-	$11.4	$-	$11.4
Inventory provision for freight capitalization expense (2014 initiatives)	$0.4	$-	$(0.4)	$-
Inventory provision for freight capitalization expense (2016 initiatives)	$-	$1.6	$-	$1.6
Total	$3.0	$13.0	$(3.0)	$13.0

NOTE 3: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718 “Compensation – Stock Compensation.” Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

(in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Stock option expense	$468	$352	$349	$158
Restricted stock expense	185	391	1,698	1,417
ESPP expense	60	49	162	146
Total stock-based compensation	$713	$792	$2,209	$1,721

Income tax benefit on stock-based compensation	$131	$148	$510	$350

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock Options
Expected volatility	33.4%	30.7%	33.3%	30.4%
Risk-free interest rate	1.3%	1.9%	1.4%	1.8%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.81%	1.75%	1.80%	1.67%

Weighted average fair value at grant date	$3.33	$3.90	$3.87	$4.29

Employee Stock Purchase Plan
Expected volatility	57.4%	29.7%	59.0%	31.1%
Risk-free interest rate	0.9%	0.3%	0.9%	0.3%
Expected option life (in years)	0.75	0.75	0.50	0.50
Expected dividend yield	1.19%	1.15%	0.79%	0.76%

Weighted average fair value at grant date	$4.01	$4.15	$3.74	$3.88

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 47,660 shares issued during the thirty-nine weeks ended October 29, 2016. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 29, 2016, there were 697,941 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 29, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Thousands)

Outstanding at January 30, 2016	839,859	$15.38	4.5	$1,371
Granted	928,681	$14.10
Forfeited / Cancelled	(467,226)	$15.33
Exercised	(1,300)	$13.06
Outstanding at October 29, 2016	1,300,014	$14.49	6.1	$1.5

Exercisable at October 29, 2016	120,867	$15.42	4.1	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended October 29, 2016 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of October 29, 2016, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 4.4 years. The total fair value of options vested during the thirty-nine weeks ended October 29, 2016 was $230.5 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 29, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested Restricted Stock at January 30, 2016	517,143	$15.61
Granted	175,130	$13.64
Forfeited / Cancelled	(24,858)	$15.85
Vested	(57,838)	$14.09
Non-vested Restricted Stock at October 29, 2016	609,577	$15.19

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 29, 2016 is $5.5 million with a weighted average remaining contractual life of 6.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.0 million, which is expected to be recognized over a weighted average period of approximately 5.3 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 29, 2016 was $723.4 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of October 29, 2016 and January 30, 2016. There were $63.0 million and $38.3 million of borrowings on the Company’s revolving line of credit as of October 29, 2016 and January 30, 2016, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	October 29, 2016		January 30, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$63,000	$63,000	$38,327	$38,327
Notes Payable	13,000	12,949	13,000	12,425
Mortgage loans on land & buildings	1,653	1,849	2,259	2,451

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	October 29, 2016	January 30, 2016
Property and equipment, at cost:

Buildings and building improvements	$117,147	$118,907
Leasehold improvements	85,152	82,344
Automobiles and vehicles	5,446	5,433
Airplane	4,697	4,697
Furniture, fixtures and equipment	285,264	277,812
	497,706	489,193
Less: Accumulated depreciation and amortization	(377,440)	(361,608)
	120,266	127,585
Construction in progress	4,513	2,765
Land	8,581	8,643
Total Property and equipment, at depreciated cost	$133,360	$138,993

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

In the third quarter, a decision was made to close 40 underperforming stores, which included 19 underperforming pharmacies within those stores and 5 freestanding Xpress pharmacies. As a result, the Company recorded charges in the amount of $1.9 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. Additional impairment charges of $3.1 million were recorded in the third quarter resulting from a decision to relocate the corporate headquarters. No charges were recorded in the third quarter of 2015 related to planned store closures.

In the first quarter of 2016, the Company recorded an additional impairment charge of less than $0.1 million for fixed assets related to planned store closures. The Company utilized the full amount of this charge in the second quarter of 2016. In 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures and $0.5 million of impairment charges for 2015 planned store closures. In the first nine months of 2016, the Company utilized $0.5 million of the impairment charges related to the 2015 store closures and utilized $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges for fixed assets recorded pertaining to fiscal 2014 store closures as of October 29, 2016.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the fourth quarter of 2015, in association with the planned closure of five identified stores that were not meeting the Company's operational performance targets, we recorded a below-cost inventory adjustment of $0.7 million to value inventory at the lower of cost or market. These stores were closed by the end of the second quarter of fiscal 2016 and the full amount of this charge was utilized in the second quarter of fiscal 2016.

In the third quarter of 2016, we recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in 40 stores that are planned for closure in 2017.

The following table illustrates the exit and disposal reserves, related to the store closures, inventory strategic initiatives, and the corporate relocation discussed in the previous paragraphs (in millions):

	Balance at January 30, 2016	Additions	Utilization	Ending Balance October 29, 2016

Impairment charge for the disposal of fixed assets for 2016 planned closures	$-	$1.9	$-	$1.9
Impairment charge for the disposal of intangible assets for 2016 planned closures	$-	$2.3	$-	$2.3
Impairment charge for the disposal of fixed assets for corporate office	$-	$3.1	$-	$3.1
Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.7	$-	$(0.2)	$0.5
Impairment charge for the disposal of fixed assets for 2015 planned closures	$0.5	$-	$(0.5)	$-
Inventory markdowns for 2014 discontinuance of exit categories	$0.3	$-	$(0.3)	$-
Inventory markdowns for 2015 planned closures	$0.7	$-	$(0.7)	$-
Inventory markdowns for 2016 planned closures	$-	$1.9	$-	$1.9
Inventory provision for freight capitalization expense, 2016 planned closures	$-	$1.3	$-	$1.3
Total	$2.2	$10.5	$(1.7)	$11.0

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	October 29, 2016	October 31, 2015	January 30, 2016

Accumulated other comprehensive income	$475	$570	$570
Amortization of postretirement benefit	-	-	(95)
Ending balance	$475	$570	$475

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred's Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments made to related party leases were $396.8 thousand and $394.4 thousand for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The increase is due to partial period payments for Mr. Sain’s Xpress pharmacy location in 2015, with acquisition commencing on April 10, 2015.

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

NOTE 9: LEGAL CONTINGENCIES

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million. The Company has not yet received an assessment from Visa. The Company expects to incur future probable losses in connection with the claims made by Visa. The range of these losses is estimated to be $0.1 million to $4.6 million. In accordance with FASB ASC 450, “Contingencies,” the Company has recorded an accrual for the minimum amount in the range of the estimable probable losses as no amount within the range was a better estimate than any other amount. It is reasonably possible that future losses may exceed amounts currently accrued, and the Company will record any future losses at the time such losses become probable.

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company has now filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity, which is still pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees. The Company has not made an accrual for future losses related to these claims as future losses are not considered probable. The Company has an employment practices policy with a $10 million limit and $250,000 deductible. The $250,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi vs. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. As such, the Company has filed a number of motions, including a motion for judgment on the pleadings, which is still pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple director and officer policies which will limit potential exposure.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole. The Company has not made an accrual for future losses related to these proceedings and claims as future losses are not considered probable at this time and estimates are unavailable.

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered an agreement with Regions Bank and Bank of America (the “Agreement”) to replace the January 25, 2013 Revolving Loan and Credit Agreement that the Company had previously entered into with Regions Bank and Bank of America (the “Previous Agreement”). The proceeds from the Agreement were used in part to refinance the Previous Agreement and to support acquisitions and the Company’s working capital needs. The Agreement provides for a $150.0 million secured revolving line of credit, which includes a sublimit for letters of credit and swingline loans. The Agreement matures on April 9, 2020 and bears interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate, depending on our FIFO inventory balance. Commitment fees for the unused portion of the credit line are 20.0 basis points. The Agreement also included an up-front credit facility fee which is amortized over the agreement term. There were $63.0 million of borrowings outstanding and $73.7 million, net of borrowings and letters of credit, remaining available under the Agreement at October 29, 2016. The weighted average interest rate on borrowings outstanding at October 29, 2016 was 1.81%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.6 million outstanding at October 29, 2016. The weighted average interest rate on mortgages outstanding at October 29, 2016 was 7.40%. The debt is collateralized by the land and buildings.

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

	Thirty-Nine Weeks Ended
	October 29,	October 31,
(in thousands, except per share data)	2016	2015
Revenue	$1,595,696	$1,643,477
Earnings	(44,065)	(4,166)
Basic and diluted earnings per share	$(1.20)	$(0.11)

The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition.

NOTE 12: INCOME TAXES

The Company accounts for its income taxes in accordance with FASB ASC 740 “Income Taxes.” Pursuant to FASB ASC 740, the Company must consider all positive and negative evidence regarding the realization of deferred tax assets including past operating results and future sources of taxable income.  A cumulative loss in recent years is a significant piece of negative evidence when evaluating the need for a valuation allowance.  Under the provisions of FASB ASC 740, the Company determined that a full valuation allowance is needed given the cumulative loss in recent years.

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations

GENERAL

Executive Overview

As of October 29, 2016, Fred's, Inc. and its subsidiaries operate 648 stores and three specialty pharmacy-only locations in 15 states across the Southeastern United States, including its 18 franchised Fred's stores. There are currently 370 full service pharmacy departments in our stores, which includes four franchised pharmacies. Approximately 85 percent of our stores are located in rural markets with populations of 15,000 or less, where Fred’s is often the only, or one of the few pharmacies in the town or county. Our mission is to deliver value and convenience to patients and customers in these hyper-local, underserved markets through tailored healthcare and consumer offerings.

A Healthcare Company Serving Small-Town America

We are the country’s fourth-largest drug store chain. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to major hospitals or superstores, making our healthcare and consumer offerings a significant value-add.

Our model is built on three key differentiators. The first is our pharmacy and healthcare offerings. We serve the Over-the-Counter, Pharmacy and Health & Beauty space, which includes prescriptions, immunization offerings, disease state management services, specialty pharmacy services, and medication therapy management, among others. This differentiates us from dollar chain competitors who only offer discount merchandise. The second is our discount merchandise offerings, which include a diverse array of value-priced staple and discretionary products including toys, pet accessories, hardware, appliances and home furnishings, among others. This differentiates us from the drug channel. The third is our convenience offerings such as food, candy, paper, chemicals, tobacco, and more, where our assortment and pricing strategy allows us to compete across industries. In sum, we have carved out a niche as a healthcare-driven, one-stop-shop whose customized cross-sector offerings differentiate us from competitors across industries.

Punctuating these differentiators is our management team. While most of these executives have only recently joined the Company, they have already implemented an improved level of sophistication throughout the enterprise. Most have at least 30 years of experience in retail pharmacy including significant integration experience related to healthcare acquisitions, the bedrock of our growth strategy.

Our Vision

In December 2016, we announced a new multi-year strategic plan designed to significantly drive growth and establish the organization as a leading healthcare company. The plan’s key priorities include profitable expansions in retail and specialty pharmacy both organically and through acquisitions, improved logistics and supply chain operations, enhanced employee and customer engagement, robust infrastructure and systems support, and store fleet optimization. This plan is complemented by our strong balance sheet and credit profile, which carries roughly $300 million in asset-backed-lending capacity to finance investments and facilitate our working capital needs.

We continue to prioritize growing our retail and specialty pharmacy businesses both organically and through acquisitions. Our 2015 acquisition of Reeves-Sain Drug Store and, more specifically, its two private EntrustRx specialty pharmacy facilities, has advanced this strategic initiative. To complement this, we’ve also begun extensively remodeling our stores to better feature our pharmacies, an effort we allocated $2.8 million toward during 2016 and upon which we will continue executing during 2017. We are also expanding into other services such as disease-focused care, diabetes-focused offerings, compounding, and other health services. In specialty pharmacy, we are entering treatment areas such as oncology, rheumatoid arthritis, multiple sclerosis, diabetes, and HIV treatment. We are also allocating time towards growing our network by strengthening our specialty payor relationships. We have strengthened our local partnerships with health systems and other influencers, which allows us to provide discounts to patients who need help paying for prescriptions and service patients with cost-effective specialty therapies. Our growth in pharmacy is further supported by our purchase of patient prescription files, which benefit our pharmacy from a sales and customer relationship perspective.

To improve our supply chain, we have introduced a Category Management Dashboard program that will significantly accelerate our data processing times, reduce manual labor hours and better inform our strategies. Furthermore, our new vendor and supplier platforms have already identified potential savings of $8 million, while also deepening key relationships. Additionally, we have streamlined our distribution process by moving our fleet in-house, which generated savings of $3 million. We are moving all of our product categories to their own planograms, which will improve inventory turn and strengthen margins. Our continued implementation of JDA and other sophisticated optimization initiatives will improve profitability and increase expense savings.

Pertaining to human capital, we have placed an additional emphasis on recruitment, training and retention, which has reduced employee turnover and attracted key talent at the district and regional manager levels. We recently launched Category Management University, a core training program for buyers and assistant buyers to build stronger foundational capabilities. These types of training programs will collectively maximize employee productivity and improve retention levels. In addition, a well-trained employee base at the store level results in better customer service and relations, enhancing the customer experience.

To enhance our customer’s experience, we are implementing holistic, store-wide assessments of productivity and customer traffic in the coming quarters to identify key customer priorities and tailor our offerings accordingly. To increase our customer touch-points and mobilize our value offerings, we will be launching a fully integrated smartphone application in 2017. This will include Quick Fill, which allows customers to efficiently refill prescriptions and obtain the medicine they need; Transfer Rx, which provides customers access to their health information, including all scripts; Med Sync, a program designed to sync up refills on all medications via mobile; Interaction Checker, an app that checks for interaction between any of a customer’s prescribed medications; and Adjunctive Therapy Recommendations, a program created to help patients determine suitable products to help with side effects from certain medications. The application will also send targeted coupons and discount offerings to customers, which we expect will increase return trips. To complement this, we are launching a new customer loyalty program in 2018, which we believe will help attract and retain customers. This will also help us retain customers whose household income was impacted by industry headwinds such as reductions in SNAP benefits and prescription pricing pressures.

Finally, in an effort to optimize our store portfolio, we will be closing 40 underperforming stores in 2017, with the majority of these closings occurring by the end of the first quarter. These decisions are informed by our sophisticated analytics platform, which better assesses the attributes that make a store profitable, and determines which stores can be salvaged versus which should be closed before they negatively impact profits. Additionally, the analytics detail changes in local economic demographics, consumer habits and profiles that better inform our strategy, and have also triggered major operational improvements within our stores. For example, our switch to a one-box layout, where the pharmacy and front store are all in one area, has made our pharmacies more visible and enhanced traffic flows between the front and back end of our stores, which improves our checkout process. This checkout process is also supported by more tailored product assortments, which increases basket price. This process is part of our broader efforts to simplify our in-store operating model, and has been implemented in 110 stores, with plans to upgrade an additional 350 stores in this manner by April 2017.

Strategically, we will accelerate the integration of pharmacy, clinical services, specialty pharmacy, access to other healthcare providers, and general merchandise assortment, with the ultimate goal of being Small-Town America’s primary healthcare and convenience source. Together, these initiatives are the foundation for our long-term strategy to aggressively grow sales and expand margins.

Third Quarter 2016 Summary

Sales for the first nine months of 2016 were essentially flat to sales in the same period in the prior year, and we experienced a sales decrease of 4.5% or $24.4 million compared to the third quarter of 2015. Our sales mix saw the highest increases in our pharmacy department, while our general merchandise departments saw a more balanced mix of sales. We believe the implementation of new initiatives combined with the expansion of existing initiatives will combat market challenges and restore positive comparable sales in future periods.

Thus far in 2016, the Company has invested $11.9 million in the expansion of our pharmacy departments, which was used to acquire three new and 18 incremental pharmacies. In addition to these acquisitions, we opened one new cold start pharmacy in an existing store. Our pharmacy department is a key differentiating factor from our competitors, and our specialty pharmacy business is licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

Gross margin for the third quarter of 2016 was 21.5% of net sales, a 4.8% decrease compared to the gross margin rate in the third quarter of 2015. Gross profit dollars for the third quarter decreased to $111.2 million compared to $142.3 million during the third quarter of 2015, primarily as a result of the impairment charges for various initiatives recorded in the third quarter of 2016 and a decline in year-over-year sales.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2016 and October 31, 2015

Sales

Net sales for the third quarter of 2016 decreased to $516.6 million from $541.0 million in the same period in 2015, a year-over-year decrease of $24.4 million or 4.5%. On a comparable store basis, sales decreased 3.8% compared to a 2.7% increase in the same period last year.

General merchandise (non-pharmacy) sales for the third quarter decreased 5.0% to $231.0 million from $243.1 million in the same period in 2015. This was driven by sales decreases in general merchandise departments such as tobacco, food and beverage, paper and household chemicals partially offset by an increase of sales in general merchandise departments such as prepaid products, as seen on tv and electronics.

The Company’s pharmacy department sales were 53.8% of total sales in 2016 compared to 53.3% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 3.6% from 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations. Pharmacy sales were negatively impacted by generic deflation, reimbursement pressures, increased penetration of 90-day prescriptions and an industry-wide slowdown in demand for specialty Hepatitis C drugs in 2016.

The Company had 18 franchised locations at October 29, 2016 and 19 franchised locations at October 31, 2015. Sales to our franchised locations during 2016 were $6.5 million (1.3% of sales) compared to $8.2 million (1.5% of sales) in the prior year. The Company does not intend to expand its franchise network.

The sales mix for the third quarter of 2016, unadjusted for deferred layaway sales, was 53.8% Pharmaceuticals, 24.9% Consumables, 20.0% Household Goods and Softlines and 1.3% Franchise. The sales mix for the same period last year was 53.3% Pharmaceuticals, 27.0% Consumables, 18.2% Household Goods and Softlines and 1.5% Franchise.

For the third quarter of 2016, comparable store customer traffic decreased 3.8% over the prior period, while the average customer ticket remained flat at $25.68.

Gross Profit

Gross profit for the third quarter decreased to $111.2 million in 2016 from $142.3 million in 2015, a decrease of $31.1 million or 21.8%. The gross profit decrease was largely driven by impairment charges related to inventory that does not fit the Company’s model moving forward, impairment charges related to inventory at stores that will be closing, pharmacy reimbursement pressures and a decline is sales year over year. Gross margin for the third quarter, measured as a percentage of net sales decreased 4.8% to 21.5% from 26.3% in 2015. Gross margin rate was negatively impacted by inventory impairment charges recorded in the third quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter, including depreciation and amortization, increased to $155.3 million in 2016 (30.0% of sales) from $139.9 million in 2015 (25.9% of sales). This 410 basis points deleverage was primarily caused by impairment charges on fixed assets for stores and pharmacies that are closing and for the corporate headquarters relocation, labor increases resulting from investments in talent, a decrease in sales volume in 2016, and a benefit in fiscal 2015 for the sale of prescription files.

Operating Loss

Operating loss for the third quarter was $44.1 million in 2016 (8.5% of sales) compared to an operating income of $2.4 million in 2015 (0.4% of sales). The change was due to a $31.1 million decrease in gross profit mostly driven by inventory impairment charges and a $15.4 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the third quarter of 2016 totaled $0.6 million, or 0.1% of sales, compared to $0.4 million, or less than 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the third quarter of 2016 was 14.0% compared to 30.2% in the third quarter of 2015. The rate change was primarily driven by a valuation allowance of $11.0 million against the Company’s deferred tax asset recorded in the third quarter of fiscal 2016.

Net Loss

Net loss for the third quarter was $38.4 million ($1.05 loss per share) compared to net income of $1.4 million ($0.04 income per share) in 2015. The change in net loss was primarily attributable to a $31.1 million decrease in gross profit mainly driven by inventory impairment charges. Further contributing to the higher net loss was an increase of $15.4 million in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. The increase in net loss was partially offset by an increase to the income tax benefit of $6.8 million driven by a net loss in the current quarter.

Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015

Sales

Net sales for the first nine months of 2016 were flat at $1.596 billion versus the same period last year. On a comparable store basis, sales decreased 1.7% compared to a 1.5% increase in the same period last year.

General merchandise (non-pharmacy) sales for the first nine months decreased 1.9% to $754.1 million from $768.7 million in 2015. This was driven by sales decreases in general merchandise departments such as tobacco, food and beverage, paper and household chemicals partially offset by an increase of sales in general merchandise departments such as prepaid products, toys and electronics.

The Company’s pharmacy department sales for the first nine months were 51.3% of total sales in 2016 compared to 50.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 2.3% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

The Company had 18 franchised locations at October 29, 2016 and 19 franchised locations at October 31, 2015. Sales to our franchised locations for the first nine months of 2016 were $20.6 million (1.3% of sales) compared to $24.7 million (1.5% of sales) in the prior year. The Company does not intend to expand its franchise network.

The sales mix for the first nine months of 2016, unadjusted for deferred layaway sales, was 51.3% Pharmaceuticals, 25.1% Consumables, 22.3% Household Goods and Softlines and 1.3% Franchise. The sales mix for the same period last year was 50.1% Pharmaceuticals, 27.6% Consumables, 20.8% Household Goods and Softlines and 1.5% Franchise.

For the first nine months of 2016, comparable store customer traffic decreased 3.0% over the prior period, while the average customer ticket increased 1.3% to $24.89.

Gross Profit

Gross profit for the first nine months decreased to $380.7 million in 2016 from $411.3 million in 2015, a decrease of $30.6 million or 7.4%. The gross profit decrease was driven primarily by impairment charges related to inventory that does not fit the Company’s model moving forward, impairment charges related to inventory at stores that will be closing, pharmacy reimbursement pressures and the sales mix shift toward lower margin specialty pharmacy sales. Gross margin for the first nine months, measured as a percentage of net sales, decreased to 23.9% in 2016 from 25.8% in the same period last year. Gross margin rate deleveraging was driven by inventory impairment charges recorded in the third quarter of 2016, our sales mix shift towards low margin specialty pharmaceuticals and continued reimbursement pressures in pharmacy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months, including depreciation and amortization, increased to $433.2 million in 2016 (27.2% of sales) from $416.6 million in 2015 (26.1% of sales). This 110 basis points deleveraging was primarily attributable to impairment charges on fixed assets for stores and pharmacies that are closing and for the corporate headquarters relocation combined with a benefit in fiscal 2015 for the sale of prescription files.

Operating Loss

Operating loss for the first nine months was $52.5 million in 2016 (3.3% of sales) compared to an operating loss of $5.3 million in 2015 (0.3% of sales). The change was due to a $30.6 million decrease in gross profit driven primarily by inventory impairment charges and pharmacy reimbursement rate pressures and a $16.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for the first nine months of 2016 totaled $1.7 million or 0.1% of sales compared to $1.1 million or less than 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first nine months of 2016 was 18.7% compared to 45.4% in the same period of 2015. The rate change was driven by a valuation allowance of $11.0 million against the Company’s deferred tax asset recorded in the third quarter of fiscal 2016.

Net Loss

Net loss for the first nine months was $44.1 million ($1.20 per share) in 2016 compared to a net loss of $3.5 million ($0.09 per share) in 2015. The change was due to a $30.6 million decrease in gross profit driven primarily by inventory impairment charges and pharmacy reimbursement rate pressures and a $16.6 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above. Partially offsetting the higher net loss was an increase to the income tax benefit of $7.3 million driven by a higher operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash provided by operating activities totaled $12.2 million during the thirty-nine week period ended October 29, 2016 compared to $76.9 million provided by operating activities in the same period of the prior year. Cash provided by operating activities in the third quarter of 2016 primarily resulted from a recorded net loss which included the impacts of non-cash impairment charges on fixed assets and inventory as well as the impact of a recorded valuation allowance against the Company’s deferred tax asset. Cash was also provided by an increase in accounts payable offset by an increase in inventory.

Net cash used in investing activities totaled $30.1 million during the thirty-nine week period ended October 29, 2016 and $67.6 million in the same period of the prior year. Capital expenditures in the first nine months of 2016 totaled $20.3 million compared to $15.6 million in 2015. The capital expenditures during 2016 consisted primarily of existing and remodeled store and pharmacy expenditures ($10.4 million), technology ($7.7 million) and supply chain and other expenditures ($2.2 million). Additionally, $11.9 million was invested related to the acquisitions of pharmacies during 2016 as compared to $12.7 million in 2015.

Net cash provided by financing activities totaled $17.6 million during the thirty-nine week period ended October 29, 2016 and net cash used in financing activities was $9.0 million in the same period of the prior year. The cash flows provided by financing activities in 2016 were driven by the net draws on our line of credit, partially offset by cash dividend payments.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of October 29, 2016. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at 1.25% or 1.50% plus either LIBOR or the LIBOR index rate depending on our FIFO inventory balance. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.01 to $0.02 of earnings per share assuming borrowings levels of $50.0 million to $100.0 million throughout 2016.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 29, 2016 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements, which if made, will not require the Company to make any payment to Discover related to the incident.  The Company is in the process of making these security improvements.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million. The Company has not yet received an assessment from Visa. The Company expects to incur future probable losses in connection with the claims made by Visa. The range of these losses is estimated to be $0.1 million to $4.6 million. In accordance with FASB ASC 450, “Contingencies,” the Company has recorded an accrual for the minimum amount in the range of the estimable probable losses as no amount within the range was a better estimate than any other amount. It is reasonably possible that future losses may exceed amounts currently accrued, and the Company will record any future losses at the time such losses become probable.

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company has now filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity, which is still pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees. The Company has not made an accrual for future losses related to these claims as future losses are not considered probable. The Company has an employment practices policy with a $10 million limit and $250,000 deductible. The $250,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi vs. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. As such, the Company has filed a number of motions, including a motion for judgment on the pleadings, which is still pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple director and officer policies which will limit potential exposure.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole. The Company has not made an accrual for future losses related to these proceedings and claims as future losses are not considered probable at this time and estimates are unavailable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first nine months of 2016, leaving 3.0 million shares available for repurchase at October 29, 2016.

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

FRED'S, INC.

Date: December 8, 2016	/s/ Michael K. Bloom
Michael K. Bloom
Chief Executive Officer

Date: December 8, 2016	/s/ Rick J. Hans
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