Form 10-K
period 2017-01-28
FREDS INC
filed 2017-04-13
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Global Select Market, Inc. on July 30, 2016 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $427 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 7, 2017, there were 37,986,626 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 7, 2017, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2017 annual stockholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K (the “Form 10-K) by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not to be deemed filed as part of this Form 10-K.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores and increasing our pharmacy department presence in new and existing stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the person information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness; (xxv) our acquisitions and the ability to effectively integrate businesses that we acquire; and (xxvi) our ability to pay dividends.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) was founded in 1947 and operates 628 Company-owned stores, including 55 express stores (or “Xpress” stores) and 3 specialty pharmacy-only locations as of January 28, 2017 in fifteen states primarily in the southeastern United States. In addition to the Company-owned stores, there were 16 franchised stores operating under the Fred's name, three of which have pharmacy departments. Fred's stores generally serve low, middle and fixed income families located in small- to medium-sized towns. There were 362 full-service pharmacies, which are included in the Company-owned and franchise locations. The Company is headquartered in Memphis, Tennessee.

Fred's stores stock over 12,000 items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consumer friendly sizes, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's Company-owned, full-service stores had an average selling space of 14,749 square feet and had average sales of $3,044,161 in fiscal 2016.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014, as used herein, refer to the years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Fiscal years 2016, 2015 and 2014 each had 52 weeks.

Business Strategy

Under the leadership of its new management team, Fred’s has embarked on a new healthcare strategy to transform the Company and improve the lives of patients and customers by providing quality healthcare services and consumer products that deliver value and convenience to the communities it serves. This focus on healthcare will rebuild the foundation for the future of Fred’s, its team members and shareholders.

As part of its transformation, the Company is rolling out a series of initiatives to lay the groundwork for success and improve performance sequentially. Fred’s is:

•	Upgrading and developing talent;
•	Investing in technology to improve both Pharmacy and Front store processes and efficiencies;
•	Improving the patient pharmacist relationship and experience;
•	Implementing strategies to grow comp scripts;
•	Diversifying and growing its specialty pharmacy portfolio;
•	Enhancing stores to improve the customer experience;
•	Increasing supply chain efficiencies and reducing costs;
•	Expanding Front Store and Pharmacy margins; and
•	Optimizing its store portfolio and inventory to improve performance and cash flow.

Fred’s strategy is laid out through its three business areas, and the Company has begun to implement process improvements in each that are key to the success of Fred’s:

Approximately 73% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. We continue to evaluate additional opportunities where expansion exists to further meet the needs of our customers. In 2016, Fred’s aligned its leadership and focused its pharmacy organization to drive scripts into our stores, improve service to patients and train teams to ensure a consistent and reliable experience at every store for every patient. The Company has revised its reimbursement strategies, expanded its 340B program and launched store and community-specific marketing campaigns. Additionally the Company initiated a pharmacist outreach program to win back patients, as well as a health services platform. Through Fred’s many relationships with hospitals and payors, we will continue to leverage our pharmacists, who are already the most accessible go-to healthcare professionals for a wide variety of preventive care, screening and disease management services. The Company launched a number of programs that it believes will yield long-term sustainable results by improving the patient experience in the store, driving top line sales and script comps, and improving overall pharmacy margins.

In Specialty Pharmacy, Fred’s has improved the business through internal reorganization, geographic expansion, and an infusion of new talent that is providing excellent patient service in Hepatitis C, Rheumatology, Multiple Sclerosis, Growth Hormone Therapy, and Oncology. The Company is focused on diversifying and growing its specialty pharmacy portfolio which has resulted in progress in sales trends in the business. Moving forward, the Company will continue to evaluate additional opportunities where expansion of the specialty pharmacy portfolio further meets the needs of customers and patients.

In the front store, Fred’s is laying the foundation for success through an emphasis on process improvement, strategic initiatives, training, communication and investments in talent. Fred’s has a series of process improvement initiatives that are underway across merchandising to improve processes including category reporting, planograms, off shelf and seasonal planning, circular promotions and joint business planning. The Company has made significant progress implementing a new vendor funding tool, leveraging its new JDA platform to optimize inventory and is continuing to drive increased efficiency in end-to-end supply chain resulting in expense savings.

Growth Strategy

The Company’s investments in experienced talent, process, technology and infrastructure are building a foundation for long-term growth, profitability and shareholder value. Along with the strategies discussed in the paragraphs above, Fred’s growth strategy also includes its pending acquisition of 865 Rite Aid stores, which would make Fred’s the third-largest drugstore chain in the nation and transform the largest regional pharmacy player into a true national competitor. The Company anticipates that acquiring the divested Rite Aid stores in highly attractive markets will further accelerate its healthcare growth strategy and result in a company with enhanced scale and size that combined will be more competitive, and create tremendous benefits for customers and team members.

Regardless of our pending acquisition of Rite Aid stores, the Company will look opportunistically at other potential acquisitions. As part of the Company’s continuing operations and based upon ongoing analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores.

During 2016 Fred’s opened one new full service store and one new express location, acquired one franchise location and moved one express pharmacy into an existing full service store. The Company closed 10 full-service locations, 5 express locations and one franchise store. The Company added 5 pharmacies and closed 14 pharmacies. The Company announced the closure of 40 stores in 2016 which are scheduled to close in 2017. The Company’s store prototype normally has 14,000 to 16,000 square feet of space and the typical size of an Xpress location ranges from 1,000 to 5,000 square feet. The Company prefers to use developers to construct build-to-suit locations with leases beginning after completion. In certain cases, the Company leases second-generation locations that may alter the size and layout of our typical build-to-suit store.

Fred's “Xpress” Designation: The term “Xpress” refers to our locations that are smaller in square footage and offer pharmacy services along with a scaled-down, convenience-centered general merchandise area. The Xpress designation is simply a way of describing our locations that are atypical to our other full-service stores. These locations range in size from 1,000 to 5,000 square feet, and enable the Company to enter a new market with a more cost effective initial investment. These locations primarily sell pharmaceuticals, other health and beauty related items, and limited general merchandise offerings, mainly consumables. Xpress locations usually originate from a pharmacy acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. In some cases, Xpress locations are located in areas that may not be able to support a full-service store. In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the Company’s network of stores. Given their smaller physical size, however, Xpress locations are not stocked with the full breadth of merchandise in all departments that are carried by the Company’s other stores.

Within the population of Xpress locations, acquisitions are routinely being completed and existing Xpress locations are being converted as suitable full-service locations are identified. Xpress sales, as a percentage of total sales, for 2016, 2015 and 2014 were 7.6%, 8.0% and 7.1%, respectively and gross profit, as a percentage of total gross profit, for the same time periods was 7.1%, 7.8% and 7.0%, respectively.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2016	2015	2014	2013	2012
Full-service stores open at the beginning of the year	581	579	630	644	638
Full-service stores opened/acquired	2	3	6	11	20
Full-service stores closed	(10)	(1)	(57)	(25)	(14)
Full-service stores open at the end of the year	573	581	579	630	644

Xpress stores open at the beginning of the year	60	62	53	47	41
Xpress stores opened/acquired	1	6	18	14	15
Xpress stores closed	(5)	(5)	(5)	(5)	-
Xpress stores converted to full-service stores	(1)	(3)	(4)	(3)	(9)
Xpress stores open at the end of the year	55	60	62	53	47

Total Company-owned stores	628	641	641	683	691

Franchise stores at end of period	16	18	19	21	21

Total Fred's retail stores	644	659	660	704	712

Number of stores with pharmacies at the end of the year (1)	362	372	376	361	352

Specialty pharmacy facilities	3	3	1	1	-

Total selling square feet of full-service stores (in thousands)	8,451	8,600	8,536	9,355	9,624

Average selling square feet per full-service store	14,749	14,802	14,743	14,848	14,944

(1)	Pharmacies are included in the count of full-service, Xpress and franchise stores.

Merchandising and Marketing

The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 70 year history, enables the Company to compete very effectively within its region.

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

Purchasing

The Company’s primary front store buying activities are directed by the Chief Merchandising and Marketing Officer and three Senior Vice Presidents of Merchandising. The merchandising department is supported by a staff of 35 merchants and assistants, some of which purchase for multiple, similar general merchandise departments. The merchants are participants in an incentive compensation program, which is based upon both individual and total company performance metrics, all of which are designed to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Supply Chain division manages all replenishment and forecasting functions with the Company’s proprietary software which generates open-to-buy reports. Each merchandising department develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2016, approximately 3.3% of the Company’s total purchases were from Procter and Gamble. Procter and Gamble purchases were 3.5% in 2015 and 5.1% in 2014. The decrease in Proctor and Gamble purchases as a percent of total purchases is due to the sales mix shift towards higher dollar specialty pharmaceuticals. The Company believes that adequate alternative sources of products are available for these categories of merchandise.

The Company’s prescription drugs are replenished through the pharmacy inventory management system and shipped direct from the Company’s primary pharmaceutical wholesaler, Cardinal Health, Inc. (“Cardinal Health”), to the pharmacies five days a week. Cardinal Health provides substantially all of the Company’s prescription drugs. On August 6, 2014, the Company entered into a Prime Vendor Agreement with Cardinal Health, replacing the Company's former primary pharmaceutical wholesaler, AmerisourceBergen Corporation (“Bergen”). During 2014 approximately 29% of the Company’s total purchases were made from Bergen. During 2016, 2015 and 2014, approximately 50%, 50% and 16%, respectively, of the Company's total purchases were made from Cardinal Health. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Cardinal Health as its primary wholesaler, which continues through March 2018. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Cardinal, our former pharmaceutical supplier, Bergen, and those made from Procter and Gamble mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for 2016, 2015 and 2014.

Sales Mix

The Company’s sales, which occur through Company-owned stores and to franchised Fred's stores, constitute a single reportable operating segment.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Pharmacy	51.4%	50.2%	41.9%
Consumables	24.5%	25.7%	31.2%
Household Goods and Softlines	22.9%	22.6%	25.3%
Franchise	1.2%	1.5%	1.6%
Total Sales Mix	100.0%	100.0%	100.0%

While the sales mix for the Company overall is 51.4% pharmacy, up from 50.2% in 2015, the sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the Company’s full product line offerings. In 2016, the average customer transaction size for comparable stores was approximately $25.28, and the number of customer transactions totaled approximately 81 million. The average transaction size was approximately $23.01 in 2015 and $21.94 in 2014, and the customer transactions totaled approximately 82 million in 2015 and 84 million in 2014. The increase in average transaction size is mainly due to an increase penetration of high ticket specialty pharmacy sales.

Fred's Brand products include health, beauty and personal care products, household cleaning supplies, disposable diapers, pet foods, paper products and a variety of food and beverage products. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our own brand initiative, we expanded our private label program in 2015 to include additional over-the-counter healthcare products and consumables and continued this expansion in 2016.

The Company sells merchandise to its 16 franchised Fred's stores. These sales totaled approximately $25.6 million in 2016, $31.5 million in 2015 and $31.5 million in 2014. Franchise and other fees earned totaled approximately $1.2 million in 2016, $1.5 million in 2015 and $1.5 million in 2014. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. One franchise location was purchased by the Company from a franchisee in 2016 and one location was closed. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.0% of net sales in 2016 and 0.9% in 2015, compared to 1.1% in 2014. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message. The Company utilizes full-color circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image. Additionally, the Company retains an outside advertising agency to assist with digital advertising, and to develop and implement the Company’s branding strategy.

The Company executes, through its store managers, impactful in-store advertising displays and signage in order to increase impulse purchases. The Company also offers clearance events of seasonal merchandise and conducts sales and promotions of particular items.

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

As of January 28, 2017, Fred's operates 362 retail pharmacies and three specialty pharmacy only locations, which offer brand name and generic pharmaceuticals and are staffed by licensed pharmacists. The Company’s healthcare managers, Vice Presidents, Regional Vice Presidents, Senior Vice Presidents and Executive Vice President, Chief Operating Officer manage and supervise the operation of Fred’s pharmacy departments. The addition of pharmacy departments in the Company’s stores has resulted in increased store sales and sales per selling square foot. Management believes that the pharmacy department, in addition to the 42 other general merchandise departments, increases customer traffic and repeat visits and is an integral part of the store’s operation and a key differentiating factor from our discount store competitors.

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

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. In 2015, the Company partnered with JDA Software Group, Inc. for a multi-year implementation of a new replenishment, allocation and space management planning system to significantly enhance and streamline those processes. The Company also utilizes OrderInsite, a pharmacy inventory management system designed to optimize our inventory and improve our in-stock position on pharmaceuticals. Additionally, the Company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores. The Company conducts annual physical inventory counts at all Fred's stores and has implemented the use of radio frequency devices ("RF guns") to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 314 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 314 stores (see Item 2: “Properties”). Approximately 33% of the general merchandise received by Fred's stores in 2016 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages, frozen foods and tobacco products) shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s warehouse management system is automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses weekly cycle counts throughout the year to ensure accuracy within the warehouse management system. The Company also began utilizing a new store replenishment system called JDA that replenishes on a by-store by-item basis for the first time in company history to improve merchandise in-stock status.

Payment Cycles and Seasonality

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

The following table reflects the payment cycles and seasonality of net sales by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

January 28, 2017
Net Sales	25.9%	24.9%	24.3%	24.9%

January 30, 2016
Net Sales	23.7%	25.4%	25.1%	25.8%

January 31, 2015
Net Sales	25.3%	24.9%	24.2%	25.6%

Our quarterly results can also be affected by the timing of certain holidays and by store openings and closings. Higher volumes of inventory are purchased in the third quarter in preparation for higher traffic and sales volume in the fourth quarter.

Employees

As of January 28, 2017, the Company had 4,832 full-time and 4,984 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, UNITE-HERE, pursuant to a three year collective bargaining agreement which went into effect on July 1, 2014. The Company believes that it continues to have good relations with all of its employees.

Competition

The retail pharmacy business is highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors.”

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

As a provider of Medicare prescription drug plan benefits, we are subject to various federal regulations promulgated by the Centers for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In the future we may also be subject to changes to various state and federal insurance laws and regulations in connection with the Company’s pharmacy operations.

Healthcare Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal levels. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was enacted, but we did not experience a material impact to our business. This PPACA legislation made it possible for states to expand their Medicaid rolls, but many chose not to exercise their expansion ability under the new legislation. The majority of any incremental pharmacy business generated under the healthcare exchanges created by PPACA has been assimilated into our traditional commercial payor networks.

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope and content of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the PPACA. At this time, we continue to evaluate the effect that the PPACA, and the impact of its possible repeal and replacement has on our business.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2016, we did not incur any material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).

Fred’s is working collaboratively with Walgreens, Rite Aid and the Federal Trade Commission (“FTC”) to help obtain the FTC’s approval of Walgreen’s pending acquisition of Rite Aid and the divestiture of certain Rite Aid assets to Fred’s. Fred’s remains committed to purchasing additional assets, including up to 1,200 Rite Aid stores, to the extent necessary to obtain the FTC’s approval of the Rite Aid Transaction. Completion of the Rite Aid Transaction is subject to approval by the FTC, as well as other customary regulatory approvals and closing conditions.

The proposed acquisition of the stores, which are based in highly attractive markets, is a transformative event that will add substantial scale to the Company and make Fred’s an even stronger competitor and the third-largest drugstore chain in the nation. The Rite Aid Transaction will accelerate the Company’s healthcare growth strategy, generating considerable benefits for our customers, patients, payors, supplier partners, team members and shareholders.

More information regarding the Asset Purchase Agreement and the Rite Aid Transaction is available in the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2016, and in certain of the Company’s other reports subsequently filed with the SEC.

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

Competitive and Strategic Risks

We operate in a competitive industry.

The retail pharmacy and discount retail industries in which we operate are highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced products to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

Our plans depend significantly on strategies and initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations. Failure to achieve or sustain these plans could affect the Company’s performance adversely.

We have strategies and initiatives (such as those relating to technology, inventory management, merchandising, pharmaceutical and front store product expansion, sourcing, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the decentralized nature of our field management. General implementation also may be negatively affected by other risk factors described herein. Successful system-wide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives, or the cost of these initiatives exceeding management’s estimates, could adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly those with respect to non-consumable merchandise such as pharmaceutical products, as well as store-specific allocations such as those made to Xpress stores, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, in amounts that customers are likely to buy products, to timely obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, then our sales, market share and profitability could be adversely affected. Further, if our merchandising efforts in the areas of general pharmaceutical products and higher margin consumables are unsuccessful, it could be further adversely affected by our inability to offset the lower margins associated with the Company’s other lines of business, such as specialty pharmaceutical products.

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

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, or delays in their introduction, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections.

We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (“PBM”) companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

We could be adversely affected by changes in industry pricing benchmarks and drug pricing generally.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”) or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs (“FFS Medicaid”) may be required to establish pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). This move to an AAC basis in FFS Medicaid could have an impact in reimbursement practices in other commercial and government segments. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have an adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections. The effect of these possible changes on our business cannot be predicted at this time.

Our ability to achieve the results of store closures under our strategic plan initiatives could adversely affect our business.

As part of our continuing operations, we perform research and analysis to identify underperforming stores and to determine if store closure is necessary. For example, in fiscal 2016 the decision was made to close approximately 40 underperforming stores in fiscal 2017, for which we could no longer foresee a path to profitability. The estimated costs and charges associated with these and future store closures may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from the strategic plan.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through the expanded offerings of brands we own or license on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers, as well as the timely development and introduction of new products, is important in differentiating us from other retailers and developing and maintaining customer loyalty. Although we believe that our private brand products offer value to our customers and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our reputation, business operations, results of operations and financial condition.

Operational Risks

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

Unusually adverse weather conditions, natural disasters or similar disruptions, could significantly reduce our net sales. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers. A number of our stores are located in areas that are susceptible to hurricanes and tornadoes and other adverse weather conditions.

Operational difficulties could disrupt our business.

Our stores are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales and/or margin. In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process such as a decrease in the capacity of carriers and strikes could negatively impact the timely receipt of merchandise and increase transportation costs disrupting our store operations. Our operation depends on a variety of information technology systems for the efficient functioning of its business. We rely on certain software vendors to maintain and upgrade these systems as needed. We rely on telecommunications carriers to gather and disseminate our operations information. The disruption or failure of these systems or carriers could negatively impact our business operations, results of operations and financial condition.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Cardinal Health, Procter and Gamble and several large domestic and import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our business operations, results of operations and financial condition.

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

Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team. The retail industry has a high turnover rate; therefore, there is a continuous need to recruit and train new store managers and employees. Our failure to retain or successfully replace key personnel at the corporate level may have an adverse effect on our business. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, our reputation, employee morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technologies, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which could make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

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

Regulatory and Legal Risks

We are subject to a broad and complex regulatory framework and may be unable to comply with applicable federal, state and local laws and regulations. Failure to comply with applicable government regulation may result in fines and/or penalties, a loss of licensure, registration, and approval or other government enforcement action.

Our business is subject to numerous federal, state and local laws and regulations. In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that all, or certain provision of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure.

The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section of Item 1 of this Form 10-K; accounting standards; financial disclosure; securities laws and regulations; federal and state laws and regulations relating to our employees, including those relating to wages, benefits or workplace requirements; federal laws relating to trade, including tariffs and quotas; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the Federal Communications Commission, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as state boards of pharmacy. The Food and Drug Administration (“FDA”), DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

•	federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs;
•	federal and state laws and regulations governing the purchase, distribution, tracking, management, compounding, dispensing and reimbursement of prescription drugs and related services, and applicable registration or licensing requirements;
•	heighted enforcement of controlled substances regulations;
•	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;
•	the frequency and rate of approvals by the FDA of new brand name and generic drugs, or of over-the-counter status for brand name drugs;
•	rules and regulations issued pursuant to HIPAA and the HITECH Act; and other federal and state laws affecting the collection, use, disclosure and transmission of health or other personal information, such as federal laws on information privacy precipitated by concerns about information collection through the Internet, state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	health care fraud and abuse laws and regulations;
•	consumer protection laws affecting our health care services, the products we sell, the informational calls we make and/or the marketing of our goods and services;
•	federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials, and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;
•	health care reform, managed care reform and plan design legislation;
•	laws against the corporate practice of medicine;
•	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;
•	drug pricing legislation, including “most favored nation” pricing;
•	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;
•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;
•	ERISA and related regulations;
•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;
•	Medicare and Medicaid regulations applicable to our business;
•	ongoing compliance with consent decrees, corporate integrity agreements, corrective action plans and other agreements with government agencies;
•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and direct regulation of pharmacies by regulatory and quasi-regulatory bodies.

Adverse impacts associated with legal proceedings and claims could affect our business.

We operate in a highly regulated and litigious environment. We are involved in litigation, arbitration and other legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the course of our businesses, including those contained in Note 10, Other Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. From time to time, we may also be involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

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

In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope and content of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the PPACA. At this time, we continue to evaluate what effect, if any, the PPACA’s possible repeal and replacement may have on our business.

Tax assessments and unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We may be subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions we have taken are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property, interest and penalties in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations and cash flows in future periods.

Financial and Economic Risks

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may not fully recover to levels prior to the downturn. This economic uncertainty has and could further lead to reduced consumer spending. If consumer spending decreases or does not grow, we may not be able to sustain or grow sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower or slower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended January 28, 2017 and January 30, 2016, pharmaceutical sales were 51.4% and 50.2% of total sales, respectively. The healthcare industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions while also moving to a more outcomes based payment model. Payments made under such programs may not remain at levels comparable to present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also, access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of the current macroeconomic environment and recent healthcare legislation such as the PPACA, which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

Merger and Acquisition Related Risk

Completion of the proposed acquisition of divested Rite Aid assets is subject to the satisfaction of numerous conditions, and the proposed acquisition may not be completed on the proposed terms, within the expected timeframe, or at all.

Our ability to consummate the proposed acquisition of divested Rite Aid assets remains subject to a number of conditions, including, among others, the following: (i) our receipt of preliminary approval from the U.S. Federal Trade Commission (the “FTC”) as a purchaser of the divested assets, (ii) the closing of the proposed acquisition of Rite Aid by Walgreens, (iii) the accuracy of the representations and warranties set forth in the asset purchase agreement, (iv) the performance of covenants, (v) filings with or the receipt of regulatory approvals from certain state boards of pharmacy, and (vi) the absence of a material adverse effect.

There is no assurance that all of the conditions will be satisfied, or that the proposed acquisition will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the proposed acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the proposed acquisition is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the proposed acquisition will be satisfied or waived, or that the proposed acquisition will be completed at all.

If the proposed acquisition is not completed for any reason, we will have incurred expenses related to the acquisition, devoted company resources without realizing the expected benefits of the proposed acquisition, and may receive negative reactions from the financial markets or from our customers, vendors and employees. This could have a material adverse effect on our stock price and financial condition.

In order to complete the proposed acquisition of divested Rite Aid assets, we must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the proposed acquisition may be jeopardized or the anticipated benefits of the proposed acquisition could be reduced.

We have agreed in the asset purchase agreement to (i) use our reasonable best efforts to obtain all authorizations and approvals from governmental authorities, (ii) prepare and furnish all necessary information and documents reasonably requested by the FTC, (iii) use reasonable best efforts to demonstrate to the FTC that we are an acceptable purchaser of, and will compete effectively using, the divested assets, and (iv) reasonably cooperate with Walgreens and Rite Aid in obtaining all FTC approvals. However, there can be no assurance that we will be able to satisfy these obligations or obtain the authorizations and approvals necessary to complete the proposed acquisition. There can be no assurance that the FTC will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the proposed acquisition or imposing additional material costs on us, or otherwise adversely affecting our business and results of operations after completion of the proposed acquisition. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed acquisition by us, Walgreens or Rite Aid.

If we are able to complete the proposed acquisition of divested Rite Aid assets, the anticipated benefits, synergies and cost savings of the proposed acquisition may not be realized as quickly or as fully as anticipated, or at all.

The success of the proposed acquisition, including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of our Company and the assets to be acquired. Such integration requires significant efforts and will result in the Company incurring non-recurring costs, including legal, accounting and advisory fees. If financial projections related to the acquisition are not realized, or if the integration of the acquired assets proves to be more difficult than expected, the anticipated benefits of the proposed acquisition may not be realized fully or at all, or may be delayed.

We expect to finance the proposed acquisition of divested Rite Aid assets with debt.

To finance the proposed acquisition, we expect to incur debt consisting of a $1.2 billion senior secured asset-based loan facility and a $450 million secured term loan. The agreements that will govern our indebtedness will include restrictions on our operations or our ability to obtain additional financing or refinancing, and will impact our ability to obtain additional capital, which may adversely affect our stock price. Incurring additional debt beyond the indebtedness needed to complete the proposed acquisition could create additional risk. Additionally, our ability to make scheduled payments on or to refinance our debt obligations will depend on our financial condition and operating performance, which will be subject to prevailing financial, business, legislative, regulatory and other factors beyond our control.

Stock Ownership Risk

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of January 28, 2017, the geographical distribution of the Company’s 628 stores in 15 states was as follows:

State	Number of Stores
Mississippi	126
Georgia	103
Tennessee	85
Alabama	80
Arkansas	66
Louisiana	64
South Carolina	37
North Carolina	18
Kentucky	15
Texas	14
Florida	6
Missouri	6
Illinois	5
Oklahoma	2
Indiana	1
628

The Company owns the real estate and the buildings for 88 locations, of which five are closed and six are leased to other tenants. Of the 77 operational Company-owned stores for which the Company owns the real estate and buildings, five stores are subject to ground leases. Two of these locations are encumbered by mortgages (see Note 3 – Indebtedness). The Company leases the remaining 551 Company-owned store locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 551 locations we lease from third parties, 255 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

ITEM 3: Legal Proceedings

On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements. After these improvements were made, the Company was not required to make any payment to Discover related to the incident.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million The Company received an assessment from Bank of America on behalf of Visa for approximately $1.7 million. After guidance from outside legal counsel, the Company paid the assessment on January 6, 2017.

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

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees. In March of 2017, the Company settled this matter for a de minimis amount.

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v. Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. Once a Circuit Court Judge is assigned to this matter, the Company plans to file a Motion for Judgment on the Pleadings. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2016 and fiscal 2015.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2016
High	$16.25	$16.34	$15.89	21.77
Low	$12.31	$12.75	$8.66	7.89
Dividends	$0.06	$0.06	$0.06	0.06

Fiscal 2015
High	$19.47	$20.05	$18.37	$17.14
Low	$15.78	$16.14	$11.27	$12.44
Dividends	$0.06	$0.06	$0.06	$0.06

The Company’s stock price at the close of the market on April 7, 2017 was $14.48. As of April 7, 2017, there were approximately 5,000 shareholders, including beneficial owners holding shares in nominee or street name.

Dividend Policy

The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 28, 2017, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,607,656	$13.55	1,037,576
Employee stock purchase plan	3,789	$11.14	685,907
Equity Compensation plans not approved by security holders	-	-	-
Total	1,611,445	$13.54	1,723,483

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, the Company’s Board of Directors authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 30, 2016, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2016, leaving 3.0 million shares available for repurchase at January 28, 2017.

Performance Graph

The following graph compares the cumulative total returns of the shareholders of Fred’s since January 27, 2012 with the Standard & Poors SmallCap 600 Index and the Value Line Retail Store Index prepared by Value Line Publishing LLC. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance, and we do not make or endorse any predictions as to future shareholder returns.

Assumes $100 invested at the close of trading 1/12 in Fred’s Inc. common stock, Standard & Poors 600, and Retail Store.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2012	2013	2014	2015	2016	2017
Fred's Inc.	100.00	92.51	124.22	119.79	120.85	108.82
Standard & Poors 600	100.00	114.72	133.51	140.11	132.70	188.96
Retail Store	100.00	119.84	134.09	169.02	156.62	164.65

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

(dollars in thousands, except per share amounts and store data)

	2016	2015	2014	2013	2012[1]
Statement of Income Data:

Net sales	$2,125,424	$2,150,703	$1,970,049	$1,939,246	$1,955,275
Operating income (loss)	(74,696)	(10,399)	(48,412)	39,198	39,078
Income (loss) before income taxes	(77,014)	(11,830)	(48,916)	38,711	38,529
Provision (benefit) for income taxes	(10,483)	(4,459)	(20,012)	12,696	8,900
Net income (loss)	(66,531)	(7,371)	(28,904)	26,015	29,629

Net income (loss) per share:
Basic	$(1.80)	$(0.20)	$(0.80)	$0.71	$0.81
Diluted	(1.80)	(0.20)	(0.80)	0.71	0.81
Cash dividends declared per common share [2]	0.24	0.24	0.24	0.24	0.43

Selected Operating Data (unaudited):

Operating income (loss) as a percentage of net sales	(3.5)%	(0.5)%	(2.5)%	2.0%	2.0%
Increase (decrease) in comparable store sales [3]	(2.2)%	1.5%	(0.6)%	0.7%	(1.4)%
Company owned stores open at end of period	628	641	641	683	691

Balance Sheet Data (at period end):

Total assets	$699,407	$730,512	$646,475	$667,786	$647,153
Short-term debt (including capital leases)	60	621	4,331	1,640	1,263
Long-term debt (including capital leases)	128,388	52,527	2,259	3,578	12,241
Shareholders' equity	337,196	404,211	415,636	451,548	431,272

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

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2016, 2015 and 2014, which represent fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015. This discussion and analysis should be read with, and is qualified in its entirety by, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

Executive Overview

As of January 28, 2017, Fred’s and its subsidiaries operate 628 pharmacy and general merchandise stores and three specialty pharmacy-only locations along with 16 franchised locations. Our mission is to improve the lives of patients and customers by providing quality healthcare services and consumer products that deliver value to the communities we serve. With a unique store format and strategy that combines the best elements of a healthcare-focused drug store with a value-focused retailer, Fred’s stores offer more than 12,000 frequently purchased items that address the healthcare and everyday needs of its customers and patients. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

A Healthcare Company Serving America

We are the country’s fourth-largest drug store chain and a leading regional pharmacy with deep experience across a spectrum of large, medium and small markets. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to major hospitals or superstores, making our healthcare and consumer offerings a significant value-add.

Our model is built on three key differentiators. The first is our pharmacy and healthcare offerings. We serve the Over-the-Counter, Pharmacy and Health & Beauty space, which includes prescriptions, immunization offerings, disease state management services, specialty pharmacy services, and medication therapy management, among others. This differentiates us from dollar chain competitors who only offer discount merchandise. The second is our discount merchandise offerings, which include a diverse array of value-priced staple and discretionary products including toys, pet accessories, hardware, appliances and home furnishings, among others. This differentiates us from the drug channel. The third is our convenience offerings including food, candy, paper, chemicals, tobacco, and soon beer and wine. Our assortment and pricing strategy enables us to compete across industries. In sum, we are a healthcare-driven, one-stop-shop whose customized cross-sector offerings differentiate us from competitors across industries.

Another important differentiator is our management team. We assembled our highly-qualified management team in 2015 and 2016 and have since implemented an improved level of sophistication throughout the enterprise. Many members of the executive team have at least 30 years of experience in retail or retail pharmacy including significant integration experience related to healthcare acquisitions, the bedrock of our growth strategy.

Our Transformation is Underway

The transformation of Fred’s, which has been underway for the past eighteen months, is working. A comprehensive plan has been put in place to improve performance and the Fred’s team has worked diligently to implement a number of initiatives aligned with our new healthcare-focused strategy.

In 2016, we rolled out a series of initiatives that will be critical to our long term success, including a number of process and technology improvements. We installed PDX, an enterprise pharmacy system, which improved efficiencies and helped to lower our overall cost to fill. We installed OrderInsite, a pharmacy inventory management system which has helped optimize our inventory while improving our in-stock position on pharmaceuticals. We also went live in the front store on JDA, a replenishment system that allows us to replenish on a by-store by-item basis for the first time in company history to improve in-stocks and lower the Company’s days of supply in general merchandise. We believe these new technologies will better enable us to grow sales and reduce inventory and expenses. We have also remodeled 55 stores and decided to close approximately 40 underperforming stores in fiscal year 2017, for which we could no longer foresee a path to profitability.

We are investing in our people, processes, technology and infrastructure to build a solid foundation for long-term growth, profitability and shareholder value. We are beginning to see the positive impact of our strategic initiatives and long-term investments.

Strategic Initiatives

We continue to prioritize growing our retail and specialty pharmacy businesses both organically and through acquisitions. Our 2015 acquisition of Reeves-Sain Drug Store and, more specifically, its two private EntrustRx specialty pharmacy facilities, has advanced this strategic initiative. To complement this, we have also begun extensively remodeling our stores to better feature our pharmacies, an effort we allocated $3.3 million toward during 2016 and upon which we are continuing to execute during 2017. We are also expanding into other disease-focused services such as diabetes, heart conditions, high blood pressure, gastrointestinal conditions, compounding, and other health services. In specialty pharmacy, we are entering treatment areas such as oncology, rheumatoid arthritis, multiple sclerosis, and HIV treatment. We are also allocating time towards growing our network by strengthening our specialty payor relationships. We have strengthened our local partnerships with health systems and other influencers, which allow us to provide discounts to patients who need help paying for prescriptions and service patients with cost-effective specialty therapies. Our growth in pharmacy is further supported by our purchase of patient prescription files, which benefit our pharmacy from a sales and customer relationship perspective.

Retail & Specialty Pharmacy

We are gaining strong traction and key metrics in our business are experiencing growth for the first time in years. A few key elements that are driving these metrics are as follows:

1.	We aligned leadership and focused our pharmacy organization to drive scripts into our stores, improve service to our patients and train our teams to ensure a consistent and reliable experience at every store for every patient.
2.	We revised our reimbursement strategies to reverse negative trends and are showing positive results helping to stabilize margins.
3.	We expanded our 340B program by partnering with local hospitals to allow our stores to help our eligible patients gain access to discounted prescriptions.
4.	We launched marketing campaigns that are specific to the stores and communities that we serve. These campaigns are expected to generate new customers in stores to continue to drive prescription growth.
5.	We launched a pharmacist outreach program to win back patients.
6.	Through our many relationships with hospitals and payors, we launched a health services platform leveraging our pharmacists, who are already the most accessible go-to healthcare professionals for a wide variety of preventive care, screening, and disease management services.
7.	In the fourth quarter of 2016, we initiated a plan to implement Vistaar’s Retail Pharmacy Pricing Solution which will help us to remain competitive by better managing usual and customary pricing of generic and brand name drugs.
8.	We are piloting concepts related to “centers of excellence” for specific disease states. We are training our pharmacy teams, as well as aligning our front store products with a focus on certain disease states such as diabetes, heart conditions, high blood pressure, and gastrointestinal conditions. This is meant to deepen the relationship between our stores, pharmacists and our patients, and enhance the lifetime value of our customers.
9.	We are evaluating the use of alternative dispensing technology which, when approved by the various regulatory bodies, will allow us to provide prescription services to stores which do not have pharmacies.

The improvement in our specialty business has been accomplished through internal reorganization, geographic expansion, and an infusion of new talent that is providing excellent patient service in Hepatitis C, Rheumatology, Multiple Sclerosis, growth hormone therapy, and Oncology. Looking ahead to 2017, we are confident it will be a year of sales growth through the expansion of therapies, new additions to the salesforce, and the expansion into 340B programs for specialty pharmacy.

Front Store

The front store team at Fred’s is laying the foundation for success through an emphasis on process improvement, strategic initiatives, training, communication and investments in talent. The rollout of beer and wine and a major update to our cosmetics assortment in the third quarter of 2016, combined with other accelerated category updates are expected to drive comparable sales and margin growth in 2017. We have a series of process improvement initiatives that are underway across merchandising to improve our processes regarding category reporting, planograms, off shelf and seasonal planning, circular promotions and joint business planning.

Category Management

To improve our supply chain, we have introduced a Category Management Dashboard program that will significantly accelerate our data processing times, reduce manual labor hours and better inform our strategies. Furthermore, our new vendor and supplier platforms have already identified potential savings of $8 million, while also deepening key relationships. Additionally, we have streamlined our distribution process by moving our fleet in-house, generating expense savings. We are moving all of our product categories to their own planograms, which will improve inventory turn and strengthen margins. Our continued implementation of JDA and other sophisticated optimization initiatives will improve profitability and increase expense savings.

Human Capital

Pertaining to human capital, we have placed an additional emphasis on recruitment, training and retention, which has reduced employee turnover and attracted talent at the district and regional manager levels. We recently launched Category Management University, a core training program for buyers and assistant buyers to build stronger foundational capabilities. These types of training programs will collectively maximize employee productivity and improve retention levels. In addition, a well-trained employee base at the store level results in better customer service and relations, enhancing the customer experience.

Customer Experience

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

This is an exciting time for our Company and our shareholders. We’re executing on our healthcare strategy in order to enhance value. In 2017, we are focused on retail and specialty pharmacy, healthcare services, improving trends in front store and reducing inventory and expenses throughout the business, designed to improve cash flow. We continue to take a long-term view of our business and the opportunities ahead as a significant provider of healthcare services and value merchandise in the markets that we serve.

Acquisition of Rite Aid Stores

On December 20, 2016, the Company announced that it entered into an Asset Purchase Agreement with Walgreens and Rite Aid to purchase 865 Rite Aid stores and certain other assets for $950 million in cash. For more information regarding the Asset Purchase Agreement or the Rite Aid Transaction, please see Item 1. Business—Asset Purchase Agreement of this Form 10-K, or the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016 and certain of the Company’s other reports subsequently filed with the SEC.

Fourth Quarter and Full-Year 2016 Summary

In 2016 sales were down 1.2% versus 2015. We believe the implementation of new initiatives combined with the expansion of existing initiatives will combat market challenges we faced in the current fiscal year and restore positive comparable sales in future periods.

In 2016, the Company invested $12.7 million in the expansion of our pharmacy departments, which was used to acquire four new and 18 incremental pharmacies. In addition to these acquisitions, we opened one new cold start pharmacy in an existing store. Our pharmacy department is a key differentiating factor from our competitors, and our specialty pharmacy business is licensed in all 50 states and URAC and ACHC accredited, clearing the way for expanding this part of our pharmacy business.

Gross margin for 2016 was 24.0% of net sales, a 130 basis point decrease compared to the gross margin rate in 2015. Gross profit dollars for 2016 decreased to $510.3 million compared to $544.2 million during the 2015, primarily as a result of a write down of low productive inventory and inventory in closing stores recorded in 2016.

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

Revenue Recognition. The Company markets goods and services through 628 Company-owned stores, 16 franchised stores and 3 specialty pharmacy-only locations as of January 28, 2017. Net sales include sales of merchandise from Company-owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage"). During 2016, the Company recognized $0.2 million of gift card revenue, or less than $0.01 per share. The balance on gift cards activated at least 36 months is considered to represent gift card breakage and the liability balance on those cards is recognized as part of revenue.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2016, 2015 and 2014 was $1.2 million, $1.5 million and $1.5 million, respectively.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $39.5 million, and $49.9 million at January 28, 2017 and January 30, 2016, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $52.8 million at January 28, 2017 and $47.5 million at January 30, 2016. The LIFO reserve increased by approximately $5.3 million and $7.6 million during 2016 and 2015, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 28, 2017 was $19.1 million compared to $21.2 million at January 30, 2016.

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

In 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures and $0.5 million of impairment charges for 2015 planned store closures. In 2016, the Company utilized $0.5 million of the impairment charges related to the 2015 store closures and utilized $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges for fixed assets recorded pertaining to fiscal 2014 store closures and none related to 2015 store closures as of January 28, 2017.

During fiscal 2016, a decision was made to close approximately 40 underperforming stores, which included 18 underperforming pharmacies. The stores will be closed in the first quarter of fiscal year 2017. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters.

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

In the third quarter of 2016, we recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in approximately 40 stores that are planned for closure in 2017. In the fourth quarter of 2016, and additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million of the acceleration recognition of freight cap expense was utilized.

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

A lease obligation of less than $0.1 million for some store closures that occurred in 2014 existed as of January 30, 2016. During fiscal 2016, we added $0.5 million of lease liability for stores closed between 2014 and 2016 and utilized $0.3 million of the lease liability for the store closures, leaving a liability of $0.2 million reserve at January 28, 2017.

The following table illustrates the impairment charges for fixed assets and inventory related to planned closures and inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 30, 2016	Additions	Utilization	Ending Balance January 28, 2017

Impairment charge for the disposal of fixed assets for 2016 planned closures	$-	$2.2	$(0.2)	$2.0
Impairment charge for the disposal of intangible assets for 2016 planned closures	-	2.3	(0.1)	2.2
Impairment charge for the disposal of fixed assets for corporate office	-	3.6	-	3.6
Impairment charge for the disposal of fixed assets for 2014 planned closures	0.7	-	(0.2)	0.5
Impairment charge for the disposal of fixed assets for 2015 planned closures	0.5	-	(0.5)	-
Inventory markdowns for 2014 discontinuance of exit categories	0.3	-	(0.3)	-
Inventory markdowns for 2015 planned closures	0.7	-	(0.7)	-
Inventory markdowns for 2016 planned closures	-	3.0	-	3.0
Inventory provision for freight capitalization expense, 2016 planned closures	-	1.3	(0.2)	1.1
Subtotal	$2.2	$12.4	$(2.2)	$12.4
Lease contract termination liability, 2014-2016 closures	-	0.5	(0.3)	0.2
Total	$2.2	$12.9	$(2.5)	$12.6

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

As of January 28, 2017, the Company had approximately 1,100 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be earned within a month to longer-term arrangements that could be earned over one year.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2016, 2015 and 2014, were $24.7 million, $24.0 million and $23.4 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $3.7 million, $4.5 million and $2.2 million, for 2016, 2015 and 2014, respectively.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage for general liability and worker’s compensation runs August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The stop loss limits for excessive or catastrophic claims for general liability and worker’s compensation remained unchanged at $350,000 and $500,000, respectively and the employee medical stop loss limits remained at $175,000. The Company’s insurance reserve was $10.9 million and $9.8 million on January 28, 2017 and January 30, 2016, respectively. Changes in the reserve for the year ended January 28, 2017, were attributable to additional reserve requirements of $40.6 million netted with payments of $39.5 million.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 5 – Income Taxes).

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

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Valuation allowances against the deferred tax assets totalled $22.2 million and $.02 million on January 28, 2017 and January 30, 2016, respectively.

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

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	76.0	74.7	74.4
Gross profit	24.0	25.3	25.6

Selling, general and administrative expenses [2]	27.5	25.8	28.1
Operating income	(3.5)	(0.5)	(2.5)

Interest expense, net	0.1	0.1	-
Income before taxes	(3.6)	(0.6)	(2.5)

Income taxes	(0.5)	(0.3)	(1.0)
Net income	(3.1)%	(0.3)%	(1.5)%

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

Additionally, we do not exclude newly added general merchandise or pharmacy departments from our comparable store sales calculation because we believe that all departments within a Fred's store create a synergy supporting our overall goals for managing the store, servicing our customer and promoting traffic and sales growth. Therefore, the introduction of all new departments is included in same store sales in the year in which the department is introduced. Likewise, our same store sales calculation is not adjusted for the removal of a department from a location.

Fiscal 2016 Compared to Fiscal 2015

Sales

Net sales for 2016 decreased to $2.125 billion from $2.151 billion in 2015 for a year-over-year decrease of $25.3 million or 1.2%. Comparable store sales for 2016 decreased 2.2% compared with an increase of 1.5% in the same period last year.

General merchandise (non-pharmacy) sales decreased 2.9% over 2015 front store sales. We experienced sales decreases in categories such as tobacco, food, cleaning supplies, beverage and snacks which were partially offset by increases in prepaid products, As Seen on TV, electronics, toys and lawn and garden.

The Company’s pharmacy department sales were 51.4% of total sales in 2016 compared to 50.2% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 1.0% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in 2016 and 2015. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy-only locations and pharmacy departments in existing store locations.

Sales to Fred's 16 franchised locations during 2016 decreased to $25.6 million or 1.2% of sales compared to $31.5 million or 1.5% of sales in 2015. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for 2016 and 2015.

	For the Years Ended
	January 28, 2017	January 30, 2016
Pharmacy	51.4%	50.2%
Consumables	24.5%	25.7%
Household Goods and Softlines	22.9%	22.6%
Franchise	1.2%	1.5%
Total Sales Mix	100.0%	100.0%

For 2016, comparable store customer traffic decreased 3.3% over last year while the average customer ticket increased 1.1% to $25.28.

Gross Profit

Gross profit for the year decreased to $510.3 million in 2016 from $544.2 million in 2015, a year-over-year decrease of $33.9 million, or 6.2%. The decrease in gross profit was driven by below cost inventory adjustments relating to low productive, discontinued inventory and store closures and a decrease in sales volume. Gross margin rate, measured as a percentage of net sales, decreased to 24.0% in 2016 from 25.3% in 2015, a 130 basis point decline. Gross margin rate deleveraging was driven by charges recorded in 2016 related to low productive, discontinued inventory and store closures and our sales mix shift towards low margin specialty pharmaceuticals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $585.0 million or 27.5% of sales in 2016 from $554.5 million or 25.8% of sales in 2015. This 170 basis points deleverage was primarily caused by professional and legal advisory fees incurred in connection with the proposed acquisition of 865 Rite-Aid stores and the development and implementation of the Company's growth strategy, impairment charges on assets for closing stores and pharmacies as well as the corporate headquarters, labor increases resulting from investments in talent and a decrease in sales volume in 2016.

Operating Loss

Operating loss increased $64.3 million to $74.7 million or 3.5% of sales in 2016 from an operating loss of $10.4 million or 0.5% of sales in 2015 due to a $33.9 million decrease in gross profit driven by below cost inventory adjustments and a decrease in sales volume. Further contributing to the operating loss increase was a $30.4 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2016 totaled $2.3 million or 0.1% of sales compared to $1.4 million which was less than 0.1% of sales in 2015.

Income Taxes

The effective income tax rate was 13.6% in 2016 compared to 37.7% in 2015. The rate change was primarily driven by a valuation allowance against the Company’s deferred tax asset recorded in fiscal 2016.

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

State net operating loss carry-forwards are available to reduce state income taxes in future years. These carry-forwards total approximately $203.1 million for state income tax purposes at January 28, 2017 and expire at various times during 2017 through 2037. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a reserve for the portion believed to be more likely than not to expire unused.

Net Loss

Net loss increased to $66.5 million or $1.80 per share in 2016 from a loss of $7.4 million or $0.20 per share in 2015, an increase of $59.1 million. The increase in net loss is primarily attributable to a $33.9 million decrease in gross profit driven by below cost inventory adjustments and decrease in sales volume. Further contributing to the operating loss increase was a $30.4 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above and an increase in interest charges of $0.9 million. Partially offsetting the increase to net loss was an increase in the income tax benefit.

Fiscal 2015 Compared to Fiscal 2014

The following information contains references to years 2015 and 2014, which represent fiscal years ended January 30, 2016 and January 31, 2015.

Sales

Net sales for 2015 increased to $2.150.7 billion from $1.970.0 billion in 2014 for a year-over-year increase of $180.7 million or 9.2%. Comparable store sales for 2015 increased 1.5% compared with a decrease of 0.6% in the same period last year.

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

Sales to Fred's 18 franchised locations during 2015 remained flat at $31.5 million or 1.5% of sales compared to $31.5 million or 1.6% of sales in fiscal 2014. The Company does not intend to expand its franchise network.

The sales mix for the period, unadjusted for deferred layaway sales, was 50.2% Pharmaceuticals, 25.7% Consumables, 22.6% Household Goods and Softlines and 1.5% Franchise. The sales mix for the same period last year was 41.9% Pharmaceuticals, 31.2% Consumables, 25.3% Household Goods and Softlines and 1.6% Franchise.

For 2015, comparable store customer traffic decreased 3.2% from last year while the average customer ticket increased 4.7% to $23.01.

Gross Profit

Gross profit for the year increased to $544.2 million in 2015 from $503.8 million in 2014, a year-over-year increase of $40.4 million, or 8.0%. The increase in gross profit was driven by below cost inventory adjustments in 2014 related to low productive inventory, store closures and product categories the Company has decided to exit. Gross margin rate, measured as a percentage of net sales, decreased to 25.3% in 2015 from 25.6% in 2014, a 30 basis point decline. Gross margin rate deleveraging was driven by our sales mix shift towards low margin specialty pharmaceuticals and continued reimbursement pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $554.5 million or 25.8% of sales in 2015 from $552.2 million or 28.0% of sales in 2014. This 220 basis points leverage was primarily attributed to higher sales related to our pharmacy growth initiatives of 224 basis points and lower occupancy costs of 47 basis points. The improvement was partially offset by increased legal and professional fees which were primarily due to a reserve recorded in the third quarter for our estimates of fines resulting from a data security breach for 30 basis points.

Operating Income (Loss)

Operating loss decreased $38.0 million to $10.4 million or 0.5% of sales in 2015 from operating loss of $48.4 million or 2.5% of sales in 2014 due to a $40.4 million increase in gross profit driven by inventory below cost inventory adjustments in 2014 as well as higher sales related to our pharmacy growth initiatives. Partially offsetting the increase in operating loss was an increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

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

Net Income (Loss)

Net loss decreased to $7.4 million or $0.20 per share in 2015 from a loss of $28.9 million or $0.80 per share in 2014, a decrease of $21.5 million. The decrease in net loss is primarily attributable to a $40.4 million increase in gross profit driven by below cost inventory adjustments in 2014 and higher sales related to our pharmacy growth initiatives. Partially offsetting the favorability was an increase in selling, general and administrative expenses of $2.3 million as described in the Selling, General and Administrative Expenses section above and a $15.6 million decrease in the income tax benefit.

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies including the investment in acquisitions, remodeling existing stores and pharmacies, maintaining stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $223.2 million, $210.0 million and $226.8 million at year-end 2016, 2015 and 2014, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2016 increased $13.1 million from 2015. The increase was primarily due to a decrease in accounts payable of $37.3 million offset by a decrease in inventory of $8.9, an increase in accrued expenses of $8.6 million and a decrease in income tax receivable of $7.2 million.

We have incurred losses caused by wind and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow used in operating activities totaled $27.1 million in 2016 compared with net cash flow provided by operating activities of $50.8 million in 2015 and $63.7 million in 2014. The decrease in 2016 resulted from a decrease in our operating liabilities and inventory increases (before reserves for impairments were recorded in 2016) in addition to a net loss.

Net cash used in investing activities totaled $34.1 million in 2016, $78.6 million in 2015 and $56.1 million in 2014.

Capital expenditures in 2016 totaled $24.4 million compared to $23.0 million in 2015 and $23.3 million in 2014. The capital expenditures during 2016 consisted primarily of existing store and pharmacy improvements of $13.1 million, technology of $8.4 million, distribution and corporate expenditures of $2.4 million, and new store and pharmacy department growth of $0.5 million. Additionally, $12.7 million was invested in the acquisitions of other pharmacies in 2016.

Net cash provided by financing activities totaled $61.1 million in 2016 and $27.2 million in 2015, while net cash used in financing activities totaled $7.9 million in 2014. The cash flows provided by financing activities in 2016 were driven by draws on our revolving line of credit related to the development and implementation of the Company’s growth strategy.

The Company’s Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The per share amounts approved resulted in the payment of dividends in fiscal 2016, 2015 and 2014 of $9.0 million, $8.9 million and $8.8 million, respectively.

In fiscal 2016, 2015 and 2014, the Company did not repurchase any shares. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. On February 16, 2012, the Board of Directors authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

On January 25, 2013, the Company entered into a Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America. The Agreement provided for a $50 million revolving line of credit, and the term of the Agreement extended to January 25, 2016.  There were $3.8 million of borrowings outstanding and $46.2 million available under the Agreement at January 31, 2015.  The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%. The Agreement contained certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income.

On April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “ New Agreement”) with Regions Bank and Bank of America to replace the Agreement.  The proceeds were used to refinance the Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. There were $114.3 million of borrowings outstanding and $26.6 million available under the New Agreement at January 28, 2017. The weighted average interest rate on borrowings outstanding at January 28, 2017 was 2.1%. The New Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The New Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

Cash and cash equivalents were $5.8 million at the end of 2016 compared to $5.9 million at the end of 2015 and $6.4 million at the end of 2014.

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

Effects of Inflation and Changing Prices

The Company believes that inflation has had a significant impact on gross margins beginning in the second half of 2013 and continuing throughout 2016. Historic levels of pharmacy generic price inflation have been experienced since 2014 and is being accentuated by the lack of significant brand to generic conversions that have previously helped to offset any material cost inflation as well as lagging payor reimbursements.

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

The following table summarizes the Company’s significant contractual obligations as of January 28, 2017, which excludes the effect of imputed interest:

(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases [1]	$45,213	$34,515	$26,600	$21,856	$18,036	$41,300	$187,520
Revolving loan and credit agreement [2]	-	-	-	114,331	-	-	114,331
Inventory purchase obligations [3]	68,401	-	-	-	-	-	68,401
Notes payable [4]	-	-	-		4,333	8,667	13,000
Equipment leases [5]	706	568	568	568	568	189	3,167
Mortgage loans on land & buildings and other [6]	60	65	70	75	1,369	-	1,639
Postretirement benefits [7]	53	57	58	62	67	293	590
Total contractual obligations	$114,433	$35,205	$27,296	$136,892	$24,373	$50,449	$388,648

1Operating leases are described in Note 6 to the Consolidated Financial Statements.

2 Revolving loan and credit agreement is described in Note 3 to the Consolidated Financial Statements.

3 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments.

4 Notes payable represent amounts owed from acquisition. See Note 3 to the Consolidated Financial Statements.

5 Equipment leases represent our tractor/trailer lease obligation.

6 Mortgage loans for purchased land and buildings under acquistion. See Note 3 to the Consolidated Financial Statements.

7 Postretirement benefits are described in Note 10 to the Consolidated Financial Statements.

The Company had commitments approximating $1.1 million at January 28, 2017 and $2.1 million at January 30, 2016 on issued letters of credit, which support purchase orders for imported merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $9.0 million at January 28, 2017 and January 30, 2016 utilized as collateral for its risk management programs.

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

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $503.3 thousand for the year ended January 28, 2017 and $511.3 and $310.0 thousand for the years ended January 30, 2016 and January 31, 2015, respectively.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting , which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption of all the amendments for ASU 2016-09 is permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company has identified all leases impacted by this pronouncement. Currently, the Company is evaluating different software available to maintain all leases in compliance with this pronouncement. The Company does not plan to early adopt and expects material changes to the financial position created at the inception of compliance with this standard. The Company is currently evaluating the impact the guidance will have on the Company’s results of operations and cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. The Company is currently evaluating the impact the guidance will have on the Company’s financial position, results of operations, cash flows and disclosure.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of January 28, 2017. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.04 of pretax earnings per share assuming borrowing levels of $100.0 million to $150.0 million throughout 2017.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Fred's, Inc. (the “Company”) as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fred's, Inc. at January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fred's, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 13, 2017

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	January 28,	January 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,830	$5,917
Inventories	331,809	340,730
Receivables, less allowance for doubtful accounts of $1,952 and $2,936, respectively	51,668	53,171
Other non-trade receivables	33,954	40,049
Prepaid expenses and other current assets	11,945	11,494
Total current assets	435,206	451,361
Property and equipment, less accumulated depreciation and amortization	130,922	138,993
Goodwill	41,490	41,490
Intangible assets, net	85,685	97,153
Other noncurrent assets, net	6,104	1,515
Total assets	$699,407	$730,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,340	$184,657
Current portion of indebtedness	60	621
Accrued expenses and other	64,648	56,074
Total current liabilities	212,048	241,352
Long-term portion of indebtedness	128,388	52,527
Deferred income taxes	1,974	9,724
Other noncurrent liabilities	19,801	22,698
Total liabilities	362,211	326,301

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,940,040 and 37,232,785 shares issued and outstanding, respectively	118,090	109,596
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	218,640	294,140
Accumulated other comprehensive income	466	475
Total shareholders’ equity	337,196	404,211
Total liabilities and shareholders’ equity	$699,407	$730,512

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net sales	$2,125,424	$2,150,703	$1,970,049
Cost of goods sold	1,615,162	1,606,553	1,466,256
Gross profit	510,262	544,150	503,793

Depreciation and amortization	47,027	45,652	41,063
Selling, general and administrative expenses	537,931	508,897	511,142
Operating loss	(74,696)	(10,399)	(48,412)

Interest expense	2,318	1,431	504
Loss before income taxes	(77,014)	(11,830)	(48,916)

Benefit for income taxes	(10,483)	(4,459)	(20,012)
Net loss	$(66,531)	$(7,371)	$(28,904)

Net loss per share
Basic	$(1.80)	$(0.20)	$(0.80)
Diluted	$(1.80)	$(0.20)	$(0.80)

Weighted average common shares outstanding
Basic	36,876	36,675	36,313
Effect of dilutive stock options	-	-	-
Diluted	36,876	36,675	36,313

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Comprehensive loss:
Net loss	$(66,531)	$(7,371)	$(28,904)
Other comprehensive expense, net of tax
Postretirement plan adjustment	(9)	(95)	(133)

Comprehensive loss	$(66,540)	$(7,466)	$(29,037)

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, February 1, 2014	36,791,279	102,524	348,321	703	451,548
Cash dividends paid ($.24 per share)			(8,846)		(8,846)
Restricted stock grants and cancellations	112,566				-
Issuance of shares under employee stock purchase plan	54,992	751			751
Repurchased equity awards	(30,883)	(1,713)			(1,713)
Stock-based compensation		2,433			2,433
Exercises of stock options	41,314	499			499
Income tax expense on exercise of stock options		159	(158)		1
Adjustment for postretirement benefits (net of tax)				(133)	(133)
Net loss			(28,904)		(28,904)
Balance, January 31, 2015	36,969,268	104,653	310,413	570	415,636
Cash dividends paid ($.24 per share)			(8,929)		(8,929)
Restricted stock grants and cancellations	27,250				-
Issuance of shares under employee stock purchase plan	57,972	737			737
Issuance of shares under employee stock ownership plan	693				-
Repurchased and cancelled shares	(25,131)	(410)			(410)
Stock-based compensation		2,262			2,262
Exercises of stock options	202,733	2,134			2,134
Income tax expense on exercise of stock options		220	27		247
Adjustment for postretirement benefits (net of tax)				(95)	(95)
Net loss			(7,371)		(7,371)
Balance, January 30, 2016	37,232,785	109,596	294,140	475	404,211
Cash dividends paid ($.24 per share)			(8,969)		(8,969)
Restricted stock grants and cancellations	657,400				-
Issuance of shares under employee stock purchase plan	59,694	674			674
Retired shares under employee stock ownership plan	(5,867)				-
Repurchased and cancelled shares	(18,872)	(327)			(327)
Stock-based compensation		7,969			7,969
Exercises of stock options	14,900	206			206
Income tax benefit on exercise of stock options		(28)			(28)
Adjustment for postretirement benefits (net of tax)				(9)	(9)
Net loss			(66,531)		(66,531)
Balance, January 28, 2017	37,940,040	118,090	218,640	466	337,196

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net loss	$(66,531)	$(7,371)	$(28,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	47,027	45,652	41,029
Net gain on asset disposition	(846)	(2,887)	(3,601)
Provision for store closures and asset impairment	25,362	1,376	16,125
Stock-based compensation	8,984	2,262	2,433
Provision (recovery) for uncollectible receivables	(984)	532	1,383
LIFO reserve increase	5,270	7,595	4,734
Deferred income tax benefit	(7,772)	(831)	(13,289)
Income tax charge (benefit) upon exercise of stock options	28	(247)	(1)
Amortization of debt issuance costs	105	154	34
Benefit for postretirement medical	(55)	(45)	(84)
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	1,059	(2,306)	2,153
Insurance receivables	(69)	(301)	(441)
Inventories	(13,820)	(31,178)	28,404
Other assets	603	2,998	420
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(29,757)	29,215	16,689
Income taxes receivable	7,175	8,432	(13,683)
Other noncurrent liabilities	(2,856)	(2,197)	10,302
Net cash provided by (used in) operating activities	(27,077)	50,853	63,703

Cash flows from investing activities:
Capital expenditures	(24,452)	(22,954)	(23,308)
Proceeds from asset dispositions	2,619	3,747	4,861
Insurance recoveries for replacement assets	416	-	-
Asset acquisitions, net (primarily intangibles)	(12,700)	(16,596)	(37,605)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	-	(42,757)	-
Net cash used in investing activities	(34,117)	(78,560)	(56,052)

Cash flows from financing activities:
Payments of indebtedness and capital lease obligations	(621)	(554)	(2,472)
Proceeds from revolving line of credit	990,965	937,164	455,079
Payments on revolving line of credit	(914,962)	(902,681)	(451,236)
Debt issuance costs	(5,831)	(525)	-
Excess tax charges (benefit) from stock-based compensation	(28)	247	1
Proceeds (payments) from exercise of stock options and employee stock purchase plan	553	2,462	(462)
Cash dividends paid	(8,969)	(8,929)	(8,846)
Net cash provided by (used in) financing activities	61,107	27,184	(7,936)

Decrease in cash and cash equivalents	(87)	(523)	(285)
Cash and cash equivalents:
Beginning of year	5,917	6,440	6,725
End of year	$5,830	$5,917	$6,440

Supplemental disclosures of cash flow information:
Interest paid	$2,318	$1,431	$504
Income taxes paid (refunded)	$(9,906)	$(12,911)	$8,045

Non-cash investing and financial activities:
Acquisition related note payable, see Note 10 - Indebtedness	$-	$13,000	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 16 franchisees. As of January 28, 2017, the Company had 628 retail stores, 362 pharmacies, three specialty pharmacy facilities and 16 franchised stores located in 15 states mainly in the Southeastern United States. We are licensed to dispense pharmaceuticals in all 50 states.

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

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014, as used herein, refer to the years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Fiscal years 2016, 2015 and 2014 each had 52 weeks.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $39.5 million, and $49.9 million at January 28, 2017 and January 30, 2016, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $52.8 million at January 28, 2017 and $47.5 million at January 30, 2016. The LIFO reserve increased by approximately $5.3 million and $7.6 million during 2016 and 2015, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at January 28, 2017 is $19.1 million compared to $21.2 million at January 30, 2016.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive, which the Company began to liquidate in the fourth quarter of 2016, in accordance with our strategic plan. At the end of 2015, there were $3.0 million (including $0.4 million, for the accelerated recognition of freight capitalization expense) of impairment charges recorded for inventory clearance of product related to 2014 strategic initiatives. The Company fully utilized the $3.0 million of impairment charges related to the 2014 low productive inventory, and the Company utilized $3.8 million of the 2016 impairment charges, leaving $9.2 million in the reserve at January 28, 2017. (See Note 12 – Exit and Disposal Activity).

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 30, 2016	Additions	Utilization	Ending Balance January 28, 2017

Inventory markdown on low-productive inventory (2016 initiatives)	$-	$11.4	$(3.4)	$8.0
Inventory provision for freight capitalization expense (2016 initiatives)	$-	$1.6	$(0.4)	$1.2
Inventory markdown on low-productive inventory (2014 initiatives)	$2.6	$-	$(2.6)	$-
Inventory provision for freight capitalization expense (2014 initiatives)	$0.4	$-	$(0.4)	$-
Total	$3.0	$13.0	$(6.8)	$9.2

Property and equipment. Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and presented in depreciation and amortization. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the lesser of the remaining term of the lease (including the upcoming renewal option, if the renewal is reasonably assured) or the estimated useful life of the improvement. Gains or losses on the sale of assets are recorded at disposal.

The following average estimated useful lives are generally applied:

Estimated Useful Lives
Building and building improvements	8 - 31.5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
Automobiles and vehicles	3 - 10 years
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. There was no amortization expense on assets under capital lease for 2016.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $0.6 million and $0.7 million at January 28, 2017 and January 30, 2016, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 2 - Detail of Certain Balance Sheet Accounts).

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

During fiscal 2016, in association with the planned closure of stores and pharmacies and the impairment of assets at the corporate headquarters, we recorded charges of $7.9 million in selling, general and administrative expenses. In the fourth quarter of 2015, the Company recorded an additional charge of $0.5 million related to five stores that closed in early fiscal 2016. During 2014, in association with the planned closure of stores not meeting the Company's operational performance targets, we recorded a charge of $2.9 million in selling, general and administrative expense for the impairment of fixed assets and leasehold improvements. The Company recorded an additional charge of $0.3 million in 2015 related to the 2014 store closures. (See Note 12 – Exit and Disposal Activity).

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

As of November 1, 2016, we concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value or that the fair value of our indefinite-lived intangibles is less than the carrying value. Accordingly, we did not perform the two-step impairment test for goodwill or indefinite-lived intangibles.

Revenue recognition. The Company markets goods and services through 628 Company-owned stores, 16 franchised stores and 3 specialty pharmacy-only locations as of January 28, 2017. Net sales includes sales of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. During 2016, we recognized $0.2 million of gift card revenue, or less than $0.01 per share. During 2015 we recognized $0.1 million of gift revenue, or less than $0.01 per share, while in 2014 we recognized $1.0 million of gift card revenue, or $0.02 per share.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2016, 2015 and 2014 was $1.2 million, $1.5 million and $1.5 million, respectively.

Cost of goods sold. Cost of goods sold includes the purchase cost of inventory and the freight costs to the Company’s distribution centers. Warehouse and occupancy costs are not included in cost of goods sold, but are included as a component of selling, general and administrative expenses. Depreciation and amortization related to warehouse and occupancy costs are included in depreciation and amortization.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2016, 2015 and 2014, were $24.7 million, $24.0 million and $23.4 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $3.6 million, $4.5 million and $2.2 million, for 2016, 2015 and 2014, respectively.

Pre-opening costs. The Company charges to expense the pre-opening costs of new stores as incurred. These costs are primarily labor to stock the store, rent, pre-opening advertising, store supplies and other expendable items.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over seven years. Based on the Company's historical experience, seven years approximates the actual lives of these assets.

Other identifiable intangible assets, net of accumulated amortization, totaled $85.7 million at January 28, 2017, and $97.2 million at January 30, 2016. Accumulated amortization at January 28, 2017 and January 30, 2016 totaled $106.0 million and $85.1 million, respectively.

(in millions)	January 28, 2017	January 30, 2016	Estimated Useful Lives (years)
Customer prescription files	$68,434	$76,697	4 - 7
Non-compete agreements	7,875	10,417	3 - 15
Trade names	7,300	7,300	-
Software	1,845	1,765	3
Referral and relationships	117	817	2
Other	114	157	-
	$85,685	$97,153

Amortization expense for 2016, 2015 and 2014, was $20.9 million, $18.7 million and $12.1 million, respectively.

Estimated amortization expense for the assets recognized as of January 28, 2017, in millions for each of the next 7 years is as follows:

(in millions)	2017	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$20.7	$19.4	$14.6	$11.5	$7.3	$3.5	$1.0

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

At January 28, 2017, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical remained at $175,000. The Company’s insurance reserve was $10.9 million and $9.8 million on January 28, 2017 and January 30, 2016, respectively. Changes in the reserve for the year ended January 28, 2017, were attributable to additional reserve requirements of $40.6 million netted with payments of $39.5 million.

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

Recent Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption of all the amendments for ASU 2016-09 is permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company has identified all leases impacted by this pronouncement. Currently, the Company is evaluating different software available to maintain all leases in compliance with this pronouncement. The Company does not plan to early adopt and expects material changes to the financial position created at the inception of compliance with this standard. The Company is currently evaluating the impact the guidance will have on the Company’s results of operations and cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. The Company is currently evaluating the impact the guidance will have on the Company’s financial position, results of operations and cash flows and disclosures.

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of January 28, 2017 and January 30, 2016 are as follows:

	(in thousands)
Property and equipment, at cost:	2016	2015
Buildings and building improvements	$117,501	$118,907
Leasehold improvements	86,019	82,344
Automobiles and vehicles	5,029	5,433
Airplane	4,697	4,697
Furniture, fixtures and equipment	288,868	277,812
	502,114	489,193
Less: Accumulated depreciation and amortization	(381,579)	(361,608)
	120,535	127,585
Construction in progress	1,806	2,765
Land	8,581	8,643
Total Property and equipment, at depreciated cost	$130,922	$138,993

Depreciation expense totaled $26.1 million, $27.0 million and $28.9 million for 2016, 2015 and 2014, respectively.

	(in thousands)
Other non-trade receivables:	2016	2015
Vendor receivables	$20,713	$23,981
Income tax receivable	4,690	11,484
Franchise stores receivable	1,947	1,459
Insurance claims receivable	395	742
Coupon receivable	335	347
Other	5,874	2,036
Total other non-trade receivable	$33,954	$40,049

Prepaid expenses and other current assets:	2016	2015
Prepaid rent	$4,427	$4,436
Supplies	4,027	3,803
Prepaid insurance	1,392	1,397
Prepaid advertising	9	162
Other	2,090	1,696
Total prepaid expenses and other current assets	$11,945	$11,494

	(in thousands)
Accrued expenses and other:	2016	2015
Payroll and benefits	$11,157	$9,787
Insurance reserves	10,939	9,845
Legal and professional fees	7,016	1,104
Sales and use tax	4,502	4,697
Network fees	3,897	800
Pharmacy credit returns	3,249	2,751
Advertising	2,396	1,693
Real estate tax	2,378	1,919
Deferred / contingent rent	2,138	2,443
Project costs accrual	1,290	3,310
Franchise stores payable	1,279	333
Information technology	1,154	1,582
Utilities	1,098	1,067
Personal property tax	1,027	1,229
Warehouse freight and fuel	651	463
Repairs and maintenance	532	689
Giftcard liability	441	535
Lease liability	206	26
Data Breach Fines	-	3,047
Other	9,298	8,754
Total accrued expenses and other	$64,648	$56,074

Other noncurrent liabilities:	2016	2015
Unearned vendor allowances (see Note 1 - Vendor Rebates and Allowances)	$19,430	$22,331
Uncertain tax positions	371	367
Total other noncurrent liabilities	$19,801	$22,698

NOTE 3 — INDEBTEDNESS

On January 25, 2013, the Company entered into a Revolving Loan and Credit Agreement (the "Agreement") with Regions Bank and Bank of America. The Agreement provided for a $50 million revolving line of credit, and the term of the Agreement extended to January 25, 2016.  There were $3.8 million of borrowings outstanding and $46.2 million available under the Agreement at January 31, 2015.  The weighted average interest rate on borrowings outstanding at January 31, 2015 was 1.8%. The Agreement contained certain restrictive financial covenants, and at November 1, 2014 and January 31, 2015, the Company was not in compliance with the trailing 12 month covenants for the Fixed Charge Coverage Ratio, for Consolidated Tangible Net Worth and for positive Net Income.

On April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “New Agreement”) with Regions Bank and Bank of America to replace the Agreement.  The proceeds were used to refinance the Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. There were $114.3 million of borrowings outstanding and $26.6 million available under the New Agreement at January 28, 2017. The weighted average interest rate on borrowings outstanding at January 28, 2017 was 2.1%. The New Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The New Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

On April 10, 2015 the Company acquired Reeves Sain Drug Store, Inc. (see Note 13 – Business Combinations). A portion of the consideration paid was in the form of $13 million seller notes. The notes are subject to an earn-out provision which could result in an increase to the face value of the notes if the acquired business meets certain financial metrics. Payment of principal on the notes shall be made ratably in three annual installments commencing January 31, 2021. The notes bear interest at a fixed rate of 3.38%.

On December 19, 2016, the Company entered into commitment letters with lenders who agreed to provide $1.65 billion of debt financing to be used by the Company to fund its proposed acquisition of 865 stores, certain intellectual property and certain other tangible assets of Rite Aid Corporation.

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

Related Party Transactions

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. The table below shows the notes payable, along with the long term debt related to the mortgages discussed above, due for the next five years as of January 28, 2017.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Notes payable	$-	$-	$-	$-	$4,333	$8,667	$13,000
Mortgage loans on land & buildings	60	65	70	75	1,369	-	1,639
Total	$60	$65	$70	$75	$5,702	$-	$14,639

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

NOTE 4 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of January 28, 2017 and January 30, 2016. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	January 28, 2017		January 30, 2016
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$114,331	$114,331	$38,327	$38,327
Mortgage loans on land & buildings	1,639	1,881	2,259	2,451
Notes payable	13,000	12,740	13,000	12,425

NOTE 5 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended January 28, 2017, January 30, 2016 and January 30, 2015:

(dollars in thousands)	2016	2015	2014
Current
Federal	$(3,978)	$(4,649)	$(6,746)
State	895	1,021	68
	(3,083)	(3,628)	(6,678)

Deferred
Federal	(10,808)	(824)	(11,061)
State	3,408	(7)	(2,273)
	(7,400)	(831)	(13,334)

	$(10,483)	$(4,459)	$(20,012)

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2016	2015
Deferred income tax assets:
Accrual for incentive compensation	$5,446	$1,076
Allowance for doubtful accounts	763	1,166
Insurance accruals	2,117	1,651
Other accruals	1,016	82
Net operating loss carryforwards	20,705	6,157
Deferred Revenue	583	523
Federal benefit on state reserves	91	90
WOTC Credit Carryforward	3,896	2,631
Amortization of intangibles	18,448	16,527
Contribution Carryforward	424	101
Total deferred income tax assets	53,489	30,004
Less: Valuation allowance	22,183	2,549
Deferred income tax assets, net of valuation allowance	31,306	27,455

Deferred income tax liabilities:
Postretirement benefits	(43)	(47)
Property, plant and equipment	(12,358)	(11,104)
Inventory valuation	(19,557)	(25,813)
Prepaid expenses	(1,322)	(215)
Total deferred income tax liabilities	(33,280)	(37,179)

Net deferred income tax liabilities	$(1,974)	$(9,724)

The net operating loss carryforwards are available to reduce federal and state income taxes in future years. The federal carryforward is approximately $34.0 million and will expire in 2037. Carryforwards total approximately $203.1 million for state income tax purposes and expire at various times during the fiscal years 2017 through 2037. Federal income tax credits total approximately $3.9 million and begin to expire in 2036.

We maintain a valuation allowance for federal and state net operating losses and tax credits that we do not expect to utilize prior to their expiration.  During 2016, the valuation allowance increased $19.6 million, and during 2015, the valuation allowance increased $0.3 million. Based upon expected future income and the reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax asset after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2016	2015	2014
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	0.3	4.5
Tax credits, principally jobs	1.0	10.4	2.6
Uncertain tax provisions	-	-	0.1
Change in valuation allowance	(26.4)	(9.1)	(0.4)
Other	0.1	0.3	(0.4)
Permanent differences	(0.7)	0.8	(0.5)
Effective income tax rate	13.6%	37.7%	40.9%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2016	2015	2014
Beginning balance	$0.4	$0.4	$1.3
Additions for tax positions of prior years	-	-	0.1
Reductions for settlements of prior year tax positions	-	-	(1.0)
Ending balance	$0.4	$0.4	$0.4

As of January 28, 2017, our liability for unrecognized tax benefits totaled $0.4 million and is recorded in our Consolidated Balance Sheet within “Other noncurrent liabilities,” all of which, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits, but we are unable to estimate the amounts.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of January 28, 2017, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. As of January 30, 2016, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2013-2015. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 6 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $59.0 million, $58.6 million and $61.3 million, for 2016, 2015 and 2014, respectively. Total contingent rentals included in operating leases above was $0.6 million for 2016, $0.7 million for 2015 and $0.9 million for 2014.

Future minimum rental payments under all operating leases as of January 28, 2017 are as follows:

(in thousands)	Operating Leases
2017	$45,919
2018	35,083
2019	27,168
2020	22,424
2021	18,604
Thereafter	41,489
Total minimum lease payments	$190,687

The gross amount of property and equipment under capital leases was $5.1 million at both January 28, 2017 and January 30, 2016. Accumulated amortization on property and equipment under capital leases was $5.1 million at both January 28, 2017 and January 30, 2016. There was no amortization expense on assets under capital lease for 2016 and 2015.

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $503.3 thousand for the year ended January 28, 2017 and $511.3 and $310.0 thousand for the years ended January 30, 2016 and January 31, 2015, respectively.

NOTE 7 — SHAREHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares. Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 30, 2016, there were 3.0 million shares available for repurchase under the plan. No repurchases were made in fiscal year 2016, leaving 3.0 million shares available for repurchase at January 28, 2017.

Rights Plan. On December 26, 2016, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of Class A Common Stock. The dividend was paid to the shareholders of record at the close of business on January 5, 2017 (the “Record Date”). Each Right entitles the holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at a price of $100.00, subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of December 26, 2016 (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent, and are more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016.

NOTE 8 – EQUITY INCENTIVE PLANS

Long-Term Incentive Plan. The Company has a long-term incentive plan (the "2012 Plan"), which was approved by Fred's stockholders at the 2012 annual shareholders meeting. The 2012 Plan is substantially identical to the prior plan. The 2012 Plan increased the number of shares of the Company’s common stock authorized for issuance by 600,000 shares, from the 2,400,000 which was available under the prior plan to 3,000,000 shares. On June 15, 2016, Fred’s shareholders voted to increase the number of shares available for issuance by 1,000,000. The plan expires March 18, 2022, and Section 10 of the 2002 Plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 Plan. Shares available to be granted under the long-term incentive plan were 1,037,576 as of January 28, 2017 (970,162 shares as of January 30, 2016). Options issued under the 2002 and 2012 plans expire five to seven years from the date of grant. Options outstanding at January 28, 2017 expire in fiscal 2017 through fiscal 2021.

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

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP") (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. There were 59,694, 57,972 and 54,992 shares issued during fiscal years 2016, 2015 and 2014, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of January 28, 2017 there were 685,907 shares available.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2016	2015	2014
Stock option expense	$939	$251	$862
Restricted stock expense	6,798	1,777	1,331
ESPP expense	232	234	240
Subtotal stock-based compensation	7,969	2,262	2,433
Other stock based compensation expense (1)	1,015	-	-
Total stock-based compensation	$8,984	$2,262	$2,433

Income tax benefit on stock-based compensation	$2,365	$594	$606

1 Stock based compensation expense earned in fiscal year 2016, to be granted in fiscal year 2017 related to the retirement of the Company's former CEO, Jerry Shore.

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Stock Options	2016	2015	2014
Expected volatility	33.7%	30.5%	35.2%
Risk-free interest rate	1.6%	1.8%	1.9%
Expected option life (in years)	5.84	5.84	5.84
Expected dividend yield	1.8%	1.7%	1.6%

Weighted average fair value at grant date	$3.61	$4.32	$4.79

Employee Stock Purchase Plan
Expected volatility	57.0%	30.9%	32.4%
Risk-free interest rate	0.9%	0.3%	0.2%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.0%	1.0%	1.1%

Weighted average fair value at grant date	$3.88	$4.02	$4.36

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

Stock Options. The following table summarizes stock option activity from February 1, 2014 through January 28, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at February 1, 2014	1,142,429	$12.63	3.0	$5,539
Granted	122,000	15.78
Forfeited / Cancelled	(31,510)	13.20
Exercised	(41,314)	12.06
Repurchased and Cancelled [1]	(245,052)	10.61
Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	424,607	16.34
Forfeited / Cancelled	(328,568)	14.37
Exercised	(202,733)	10.48
Outstanding at January 30, 2016	839,859	$15.38	3.5	$1,371
Granted	1,259,131	12.98
Forfeited / Cancelled	(476,434)	15.26
Exercised	(14,900)	13.82
Outstanding at January 28, 2017	1,607,656	13.55	6.0	$2,070

Exercisable at January 28, 2017	134,807	$15.81	4.1	$15

1 Shares represent options purchased and cancelled from Bruce Efird, former CEO, subsequent to the expiration of his employment agreement.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of January 28, 2017, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $3.6 million, which is expected to be recognized over a weighted average period of approximately 4.3 years.

Other information relative to option activity during 2016, 2015 and 2014 is as follows:

(dollars in thousands)	2016	2015	2014
Total fair value of stock options vested	$364	$318	$395
Total pretax intrinsic value of stock options exercised	$85	$1,333	$253

The following table summarizes information about stock options outstanding at January 28, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.93 - $12.37	550,455	6.6	$10.47	600	$10.45
$12.56 - $14.68	550,681	5.9	$14.34	39,554	$13.89
$14.73 - $19.64	506,520	5.5	$16.04	94,653	$16.65
	1,607,656			134,807

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

The following table summarizes restricted stock from February 1, 2014 through January 28, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at February 1, 2014	551,013	$13.53
Granted	207,295	17.02
Forfeited / Cancelled	(94,729)	13.76
Vested	(106,058)	13.84
Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	131,009	17.51
Forfeited / Cancelled	(103,759)	14.13
Vested	(70,798)	14.07
Non-vested Restricted Stock at January 30, 2016	513,973	$14.13
Granted	202,514	13.39
Forfeited / Cancelled	(40,188)	14.35
Vested	(77,515)	14.65
Non-vested Restricted Stock at January 28, 2017	598,784	$15.08

The aggregate pre-tax intrinsic value of restricted stock outstanding as of January 28, 2017 is $8.4 million with a weighted average remaining contractual life of 6.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 5.2 years. The total fair value of restricted stock awards that vested for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 was $1.0 million.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2016, 2015 or 2014.

NOTE 9 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share. In fiscal years 2016 and 2015, the Company experienced a net loss, requiring the diluted earnings per share calculation to exclude any assumptions of the exercise of securities, as these would have an antidilutive effect on EPS.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 918,881 and 270,400 such options outstanding at January 28, 2017 and January 30, 2016, respectively.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $1.1 million at January 28, 2017 and $2.1 million at January 30, 2016 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $9.0 million at January 28, 2017 and January 30, 2016 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or a maximum of $18,000. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2016, 2015 and 2014 were $0.2 million.

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

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Benefit obligation at beginning of year	$695	$584	$559
Service cost	39	46	25
Interest cost	21	19	17
Actuarial loss (gain)	(54)	92	30
Benefits paid	(46)	(46)	(47)
Benefit obligation at end of year	$655	$695	$584

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Accumulated other comprehensive income	$765	$780	$936
Deferred tax	(299)	(305)	(366)
Accumulated other comprehensive income, net	$466	$475	$570

The medical care cost trend used in determining this obligation is 6.8% at January 28, 2017, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$76	$86	$47
1% increase effect on periodic cost	11	12	5
1% decrease effect on accumulated benefit obligations	(58)	(69)	(42)
1% decrease effect on periodic cost	(9)	(10)	(4)

The discount rate used in calculating the obligation was 3.5% in 2016 and 2015.

The annual net postretirement cost is as follows:

(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Service cost	$40	$46	$25
Interest cost	21	19	17
Amortization of prior service cost	(13)	(13)	(13)
Amortization of unrecognized prior service costs	(56)	(51)	(66)
Net periodic postretirement benefit cost	$(8)	$1	$(37)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2017	$53
2018	57
2019	58
2020	62
2021	67
Next 5 years	293

Litigation. On August 10, 2015, following an investigation by a third-party cyber-security firm, the Company reported that there had been unauthorized access to two Company servers through which payment card data is routed. The investigation uncovered malware on the two servers beginning on March 23, 2015, and that malware operated on one server until April 8, 2015 and on the other server until April 24, 2015.  The malware was designed to search only for "track 2" data—data from the magnetic stripe of payment cards that contains only the card number, expiration date and verification code.  During this time period, track 2 data was at risk of disclosure; however, the third-party cyber-security firm did not find evidence that track 2 data was removed from the Company’s system.  No other customer information was involved.  The malware has been removed from the Company’s system, and the Company has implemented and is continuing to implement enhanced security measures to prevent similar events from occurring in the future.  On October 22, 2015, the Company received an assessment from MasterCard relating to this incident in the amount of approximately $2.9 million.  The Company paid the assessment on February 26, 2016 after its appeal was denied.  The Company has reached a settlement with Discover to make certain security improvements. After these improvements were made, the Company was not required to make any payment to Discover related to the incident.  American Express has also issued an assessment related to the incident of $0.1 million.  The Company successfully settled American Express’s claim for less than $0.1 million The Company received an assessment from Bank of America on behalf of Visa for approximately $1.7 million. After guidance from outside legal counsel, the Company paid the assessment on January 6, 2017.

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

On January 21, 2016, a lawsuit styled as Stephanie Bryant, on behalf of herself and others similarly situated v. Fred’s Stores of Tennessee, Inc. was filed in the United States District Court, Southern District of Mississippi.  The complaint alleges that plaintiff and other store managers were improperly classified as exempt employees under the Fair Labor Standards Act.  The complaint seeks declaratory and monetary relief for overtime compensation that plaintiff alleges was not paid as well as costs and attorneys’ fees.  The Company denies the allegations and believes that its managers are appropriately classified as exempt employees. In March of 2017, the Company settled this matter for a de minimis amount.

On July 24, 2016, a lawsuit entitled First Tennessee Bank National Association v. Fred’s Inc. was filed in the Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District in Memphis related to the data security incident. The complaint includes allegations that the Company failed to comply with Payment Card Industry Data Security Standards (“PCI DSS”), and that the Company was then in breach of a duty owed to the plaintiff, as an alleged third-party beneficiary of the Company’s contract with Visa.  The complaint also alleges that the Company breached an implied covenant of good faith and fair dealing as well as a violation of the Tennessee Consumer Protection Act. Lastly, the complaint alleges that the Company acted negligently and made negligent misrepresentations regarding PCI DSS. The plaintiff seeks declaratory and monetary relief for damages, including reasonable attorney fees. The Company has denied all allegations and filed a motion to dismiss all claims, which is currently pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. Once a Circuit Court Judge is assigned to this matter, the Company plans to file a Motion for Judgment on the Pleadings. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

NOTE 11 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of January 28, 2017, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Pharmacy	51.4%	50.2%	41.9%
Consumables	24.5%	25.7%	31.2%
Household Goods and Softlines	22.9%	22.6%	25.3%
Franchise	1.2%	1.5%	1.6%
Total Sales Mix	100.0%	100.0%	100.0%

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

In 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures and $0.5 million of impairment charges for 2015 planned store closures. In 2016, the Company utilized $0.5 million of the impairment charges related to the 2015 store closures and utilized $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges for fixed assets recorded pertaining to fiscal 2014 store closures and none related to 2015 store closures as of January 28, 2017.

During fiscal 2016, a decision was made to close approximately 40 underperforming stores in fiscal year 2017, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters.

Inventory

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

In the third quarter of 2016, we recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in approximately 40 stores that are planned for closure in 2017. In the fourth quarter of 2016, an additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million of the acceleration recognition of freight cap expense was utilized.

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

A lease obligation of less than $0.1 million for some store closures that occurred in 2014 existed as of January 30, 2016. During fiscal 2016, we added $0.5 million of lease liability for stores closed between 2014 and 2016 and utilized $0.3 million of the lease liability for the store closures, leaving a liability of $0.2 million reserve at January 28, 2017.

The following table illustrates the impairment charges for fixed assets and inventory related to planned closures and inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 30, 2016	Additions	Utilization	Ending Balance January 28, 2017

Impairment charge for the disposal of fixed assets for 2016 planned closures	$-	$2.2	$(0.2)	$2.0
Impairment charge for the disposal of intangible assets for 2016 planned closures	-	2.3	(0.1)	2.2
Impairment charge for the disposal of fixed assets for corporate office	-	3.6	-	3.6
Impairment charge for the disposal of fixed assets for 2014 planned closures	0.7	-	(0.2)	0.5
Impairment charge for the disposal of fixed assets for 2015 planned closures	0.5	-	(0.5)	-
Inventory markdowns for 2014 discontinuance of exit categories	0.3	-	(0.3)	-
Inventory markdowns for 2015 planned closures	0.7	-	(0.7)	-
Inventory markdowns for 2016 planned closures	-	3.0	-	3.0
Inventory provision for freight capitalization expense, 2016 planned closures	-	1.3	(0.2)	1.1
Subtotal	$2.2	$12.4	$(2.2)	$12.4
Lease contract termination liability, 2014-2016 closures	-	0.5	(0.3)	0.2
Total	$2.2	$12.9	$(2.5)	$12.6

NOTE 13 – BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interests in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. The acquisition expanded our presence in the specialty pharmacy arena – the largest growth area of the pharmacy industry.  The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction costs were expensed as incurred and are reflected in selling, general and administrative expenses in the consolidated statement of operations. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the 2015 or 2016 consolidated financial statements for this provision. If and when the provision is met, the expense will be treated as compensation expense in that year.

A summary of the purchase price allocation for Reeves-Sain Drug Store, Inc. is as follows (dollars in thousands):

Total purchase consideration:

Cash	$42,757
Notes payable	$13,000
Total purchase consideration	$55,757

Allocation of the purchase consideration:

Accounts receivables	$14,474
Inventory	$2,005
Other assets	$307
Goodwill	$41,403
Identifiable intangible assets	$20,236
Total assets acquired	$78,425

Accounts payable	$21,448
Other current liabilities	$1,220
Total liabilities assumed	$22,668

Net assets acquired	$55,757

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Customer prescription files	$9,476	4-7
Trade name	$7,300	-
Referral and relationships	$1,400	2
Non-compete agreements	$1,800	4
Business licenses	$260	1
	$20,236

The following unaudited supplemental pro forma financial information includes the results of operations of the three Reeves-Sain Drug Store, Inc. locations in 2016 and 2015 and is presented as if the locations had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The 2015 unaudited pro forma historical results were adjusted (i) to remove one-time acquisition costs of $0.5 million, (ii) to increase amortization expense by $0.6 million resulting from the incremental intangible assets acquired and (iii) to increase interest expense by $0.2 million as a result of assumed debt financing for the transaction.

The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition.

(in thousands, except per share data)	2016	2015
Revenue	$2,125,424	$2,198,054
Earnings	(66,531)	(7,778)
Basic and diluted earnings per share	$(1.80)	$(0.21)

On December 20, 2016, the Company announced that it entered into an Asset Purchase Agreement with Walgreens and Rite Aid to purchase 865 Rite Aid stores and certain other assets for $950 million in cash. For more information regarding the Asset Purchase Agreement or the Rite Aid Transaction, please see Item 1. Business—Asset Purchase Agreement of this Form 10-K, or the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016 and certain of the Company’s other reports subsequently filed with the SEC.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended January 28, 2017 and January 30, 2016 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended January 28, 2017

Net sales	$549,548	$529,503	$516,645	$529,728
Gross profit	141,322	128,138	111,206	129,596
Net income (loss)	1,256	(6,928)	(38,393)	(22,466)

Net income (loss) per share
Basic	$0.03	$(0.18)	$(1.05)	$(0.60)
Diluted	$0.03	$(0.18)	$(1.05)	$(0.60)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

Year ended January 30, 2016

Net sales	$509,047	$546,083	$540,996	$554,577
Gross profit	137,091	131,917	142,263	132,879
Net income (loss)	(29)	(4,877)	1,436	(3,901)

Net income (loss) per share
Basic	$-	$(0.13)	$0.04	$(0.11)
Diluted	$-	$(0.13)	$0.04	$(0.11)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

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

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of January 28, 2017.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended January 28, 2017 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred’s, Inc.

Memphis, Tennessee

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, “Item 9A(b), Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fred’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017 and our report dated April 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Memphis, Tennessee

April 13, 2017

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the executive officers of the Company:

	Age	Postions and Offices
Michael K. Bloom	56	Chief Executive Officer
Rick J. Hans	61	Executive Vice President - Chief Financial Officer, Secretary
Craig L. Barnes	50	Executive Vice President - Chief Operating Officer - Front Store
Timothy A. Liebmann	53	Executive Vice President - Chief Operating Officer - Healthcare
John J. Foley	55	Executive Vice President - Store Operations
Mary Lou Gardner	54	Executive Vice President - Chief Merchandising and Marketing Officer

Michael K. Bloom joined the Company in January 2015 as President and Chief Operating Officer and was appointed to Chief Executive Officer in August 2016. Prior to joining the Company, Mr. Bloom served as the President and Chief Operating Officer for Family Dollar Stores, Inc. from September 2011 to January 2014. He also spent more than 20 years with CVS Caremark Corporation, holding a variety of positions with increasing responsibilities in merchandising and operations and rising finally to Executive Vice President of Merchandising, Marketing, Advertising, and Supply Chain. Before joining CVS, Bloom spent 10 years in merchandising and operations management with Virginia-based Peoples Drug Stores and the Florida division of Toronto-based Shoppers Drug Mart Corporation.

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

Craig L. Barnes joined the Company in August 2014 as the Senior Vice President, Global Sourcing and Hardlines and was promoted to Executive Vice President - General Merchandise Manager in November 2014 and Executive Vice President - Supply Chain and Global and Domestic Logistics in March 2015. In August 2016, Mr. Barnes was promoted to Executive Vice President and Chief Operating Officer – Front Store. Mr. Barnes has more than 30 years of progressive retail merchandising/sourcing experience. Prior to joining Fred's, Barnes was Vice President for the Global Independent Aftermarket and OE Service for Delphi Products & Service Solution. Previously, he was the Senior Vice President, Merchandising, Pricing, Global Sourcing, Marketing, and Inventory Demand Planning for General Parts/CARQUEST. Barnes began his retail career at AutoZone with experience in merchandising and store operations.

Timothy A. Liebmann was named Executive Vice President – Chief Operating Officer – Healthcare in August 2016. Prior to this he was with SUNRx, LLC, a prescription benefit manager and wholly owned subsidiary of MedImpact Healthcare Systems. Mr. Liebmann founded SUNRx in 2007 and served as Chairman and Chief Executive Officer until the company's acquisition by MedImpact Healthcare Systems in 2012, after which he served as Vice President of Pharmacy for SUNRx.

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

Mary Lou Gardner joined the Company at the beginning of 2016 as Senior Vice President/Strategy/Project Management and was promoted to Chief Merchandising and Marketing Officer in August 2016. Prior to joining the Company, she was an executive with CVS Health Corporation, serving in many capacities during her tenure, including Divisional Merchandising Manager for Beauty/Personal Care, Senior Director of Inventory Management, Senior Director of Merchandising General Merchandise/Consumables, Senior Director for Promotional Optimization, and Senior Director for Store Brand Innovation. Prior to her time at CVS, Ms. Gardner's unique experience spanned international business, from sourcing to strategy and organizational development across several industries including healthcare, banking and higher education.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2017 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2017 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2017 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2017 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2017 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm – BDO USA, LLP.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(a)(3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are set forth on the Exhibit Index attached to this Form 10-K, which is incorporated by reference herein.

ITEM 16: Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fred's, Inc.

Memphis, Tennessee

The audits referred to in our report dated April 13, 2017 relating to the consolidated financial statements of Fred's, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Memphis, Tennessee

April 13, 2017

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended January 28, 2017	$2,936	$784	$1,768	$1,952
Year ended January 30, 2016	$2,404	$1,844	$1,312	$2,936
Year ended January 31, 2015	$2,097	$1,383	$1,076	$2,404

Insurance reserves
Year ended January 28, 2017	$9,845	$40,627	$39,533	$10,939
Year ended January 30, 2016	$10,048	$41,411	$41,614	$9,845
Year ended January 31, 2015	$10,474	$41,364	$41,790	$10,048

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2017.

FRED'S, INC.

By:	/s/ Michael K. Bloom
Michael K. Bloom, Chief Executive Officer

By:	/s/ Rick J. Hans
Rick J. Hans, Executive Vice President and Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of April, 2017.

Signature	Title

/s/ Thomas H. Tashjian	Director and Chairman of the Board
Thomas H. Tashjian

/s/ Michael K. Bloom	Director, Chief Executive Officer (Principal Executive Officer)
Michael K. Bloom

/s/ Rick J. Hans	Executive Vice President and Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
Rick. J. Hans

/s/ Peter J. Bocian	Director
Peter J. Bocian

/s/ Christopher W. Bodine	Director
Christopher W. Bodine

/s/ John R. Eisenman	Director
John R. Eisenman

/s/ Steven R. Fitzpatrick	Director
Steven R. Fitzpatrick

/s/ Michael J. Hayes	Director
Michael J. Hayes

/s/ Linda Longo-Kazanova	Director
Linda Longo-Kazanova

/s/ Michael T. McMillan	Director
Michael T. McMillan

/s/ B. Mary McNabb	Director
B. Mary McNabb

/s/ Jerry A. Shore	Director
Jerry A. Shore

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1†	Asset Purchase Agreement, by and between Fred’s, Inc., AFAE, LLC, Rite Aid Corporation and Walgreens Boots Alliance, Inc., dated as of December 19, 2016.	-	-	-	-

3.1	Restated Charter of Fred’s, Inc., as amended.	S-8	333-103904	3.1	March 18, 2003

3.2	Articles of Amendment to the Charter of Fred’s, Inc.	8-A	001-14565	3.1	October 17, 2008

3.3	Articles of Amendment to the Charter of Fred’s Inc.	8-K	001-14565	3.1	December 27, 2016

3.4	Amended and Restated Bylaws of Fred’s, Inc.	8-K	001-14565	3.2	December 27, 2016

4.1	Specimen Common Stock Certificate of Fred’s, Inc.	S-1	33-45637	4.2	March 17, 1992

4.2	Rights Agreement, dated as of December 26, 2016 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-14565	4.1	December 27, 2016
10.1	Form of Fred’s, Inc. Franchise Agreement.	S-1	33-45637	10.8	March 17, 1992

10.2#	Amendment to Employment Agreement, dated as of December 16, 2008, between Fred’s, Inc. and Michael J. Hayes.	8-K	001-14565	10.2	December 23, 2008

10.3#	Fred’s, Inc. 2012 Long-Term Incentive Plan	DEF 14A	001-14565	Appendix A	June 27, 2012

10.4#	Amendment No. 1 to the Fred’s, Inc. 2012 Long-Term Incentive Plan	8-K	001-14565	99.1	July 16, 2012

10.5	Prime Vendor Agreement, dated as of August 1, 2014, between Fred’s Stores of Tennessee, Inc. and Cardinal Health 110, LLC and Cardinal Health 410, LLC.	10-Q	001-14565	10.29	September 11, 2014
10.6#	Employment Agreement, effective as of November 3, 2014, between Fred’s, Inc. and Jerry A. Shore.	10-Q	001-14565	10.31	December 11, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7#	Employment Agreement, dated as of January 12, 2015, between Fred’s, Inc. and Michael K. Bloom.	8-K	001-14565	10.32	January 14, 2015

10.8	Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s, Inc. and Regions Bank and Bank of America.	10-K	001-14565	10.33	April 16, 2015

10.9#	Amendment to Management Compensation Agreement, effective as of August 30, 2016, between Fred’s Inc. and Michael Bloom	10-Q	001-14565	10.34	September 8, 2016

10.10#	First Amendment to Management Compensation Agreement, effective as of August 29, 2016, between Fred’s Inc. and Jerry Shore.	10-Q	001-14565	10.35	September 8, 2016

10.11†	Commitment Letter, dated as of December 19, 2016, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	-	-	-	-

10.12†	Commitment Letter, dated as of December 19, 2016, among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc., Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Tennenbaum Capital Partners, LLC, and Great American Capital Partners, LLC.	-	-	-	-

10.13†	Second Amendment, dated as of December 28, 2016, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	December 30, 2016

10.14†	Amended and Restated Commitment Letter, dated as of January 18, 2017, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	-	-	-	-

10.15†	Third Amendment, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	February 2, 2017
10.16†	Amended and Restated Addendum, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.2	February 2, 2017
10.17†#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Rick K. Hans.	-	-	-	-

10.18†#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Craig L. Barnes.	-	-	-	-

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.19†#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Mary Lou Gardner.	-	-	-	-

10.20†#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Timothy A. Liebmann.	-	-	-	-

10.21†#	Second Amendment to Management Compensation Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Michael K. Bloom.	-	-	-	-

21.1†	Subsidiaries of Fred’s, Inc.	-	-	-	-

23.1†	Consent of BDO USA, LLP.	-	-	-	-

31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-

101.INS	XBRL Instance Document	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	-	-	-	-

†	Filed herewith.
††	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

- 80 -