Form 10-Q
period 2017-04-29
FREDS INC
filed 2017-06-08
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The registrant had 38,051,142 shares of Class A voting, no par value common stock outstanding as of June 2, 2017.

FRED'S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of April 29, 2017 (unaudited) and January 28, 2017	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 29, 2017 (unaudited) and April 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks Ended April 29, 2017 (unaudited) and April 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2017 (unaudited) and April 30, 2016 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 – Controls and Procedures	22

Part II - Other Information	23

Item 1. Legal Proceedings	23-24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24

Signatures	25

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	April 29, 2017	January 28,
	(unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,640	$5,830
Inventories	339,552	331,809
Receivables, less allowance for doubtful accounts of $1,868 and $1,952, respectively	52,980	51,668
Other non-trade receivables	45,401	33,954
Prepaid expenses and other current assets	11,805	11,945
Total current assets	456,378	435,206
Property and equipment, at depreciated cost	126,146	130,922
Goodwill	41,490	41,490
Other intangibles, net	81,504	85,685
Other noncurrent assets, net	11,090	6,104
Total assets	$716,608	$699,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,962	$147,340
Current portion of indebtedness	61	60
Accrued expenses and other	82,765	64,648
Total current liabilities	226,788	212,048
Long-term portion of indebtedness	156,692	128,388
Deferred income taxes	2,959	1,974
Other noncurrent liabilities	29,630	19,801
Total liabilities	416,069	362,211

Commitments and contingencies (see Note 9-Legal Contingencies and Note 10-Indebtedness)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,050,580 and 37,940,040 shares issued and outstanding, respectively	120,175	118,090
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	-	-
Retained earnings	179,898	218,640
Accumulated other comprehensive income	466	466
Total shareholders’ equity	300,539	337,196
Total liabilities and shareholders’ equity	$716,608	$699,407

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$532,320	$549,548
Cost of goods sold	399,408	408,226
Gross profit	132,912	141,322

Depreciation and amortization	11,626	11,563
Selling, general and administrative expenses	155,458	127,331
Operating income (loss)	(34,172)	2,428

Interest expense	1,287	515
Income (loss) before income taxes	(35,459)	1,913

Provision for income taxes	1,002	657
Net income (loss)	$(36,461)	$1,256

Net income (loss) per share
Basic	$(0.98)	$0.03

Diluted	$(0.98)	$0.03

Weighted average shares outstanding
Basic	37,355	37,073
Effect of dilutive stock options	-	20
Diluted	37,355	37,093

Dividends per common share	$0.06	$0.06

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net income (loss)	$(36,461)	$1,256
Other comprehensive income (expense), net of tax postretirement plan adjustment	-	-

Comprehensive income (loss)	$(36,461)	$1,256

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income (loss)	$(36,461)	$1,256
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,626	11,563
Net (gain) loss on asset disposition	(47)	40
Provision for store closures and asset impairment	-	77
Stock-based compensation	1,185	754
Recovery for uncollectible receivables	(84)	(265)
LIFO (credit) charge	(970)	930
Deferred income tax benefit (charge)	985	(1,380)
Amortization of debt issuance costs	44	26
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(12,623)	5
Insurance receivables	(51)	225
Inventories	(6,774)	(10,758)
Other assets	(399)	76
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	15,755	3,953
Income taxes payable	-	1,749
Other noncurrent liabilities	9,828	(1,377)
Net cash provided by (used in) operating activities	(17,986)	6,874

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,143)	(4,609)
Proceeds from asset dispositions	1,259	15
Insurance recoveries for replacement assets	-	263
Asset acquisition, net (primarily intangibles)	(1,853)	(3,700)
Net cash used in investing activities	(2,737)	(8,031)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(15)	(579)
Proceeds from revolving line of credit	237,093	222,402
Payments on revolving line of credit	(208,770)	(217,657)
Debt issuance costs	(4,380)	-
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(115)	75
Cash dividends paid	(2,280)	(2,233)
Net cash provided by financing activities	21,533	2,008

Increase in cash and cash equivalents	810	851
Cash and cash equivalents:
Beginning of year	5,830	5,917
End of period	$6,640	$6,768

Supplemental disclosures of cash flow information:
Interest paid	$1,287	$515
Income taxes (refunded) paid	$(1,169)	$518

See accompanying notes to condensed consolidated financial statements.

FRED'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred's, Inc. and its subsidiaries (“Fred's”, “Fred’s Pharmacy”, “We”, “Our”, “Us” or “Company”) operates, as of April 29, 2017, 601 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 14 franchised locations. There are 351 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 2017 included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on April 13, 2017.

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

The results of operations for the thirteen week period ended April 29, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Report to 2016 and 2017 refer to the fiscal years ended January 28, 2017 and ending February 3, 2018, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated statement of cash flows.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. The Company is currently evaluating the impact the guidance will have on the Company’s financial position, results of operations and cash flows.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $33.3 million and $39.5 million at April 29, 2017 and January 28, 2017, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $51.8 million at April 29, 2017 and $52.8 million at January 28, 2017.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at April 29, 2017 is $21.3 million, with the corresponding amount of $19.1 million at January 28, 2017.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2017, there was $9.2 million (including $1.2 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives. The Company utilized $0.5 million (including $0.2 million for the accelerated recognition of freight capitalization expense) of impairment charges in the first quarter of 2017 leaving $8.7 million in the reserve at April 29, 2017. (See Note 12 – Exit and Disposal Activity).

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance April 29, 2017

Inventory markdown on low-productive inventory (2016 initiatives)	$8.0	-	(0.3)	$7.7
Inventory provision for freight capitalization expense (2016 initiatives)	1.2	-	(0.2)	1.0
Total	$9.2	-	(0.5)	$8.7

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

(in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Stock option expense	$527	$(424)
Restricted stock expense	567	1,127
ESPP expense	91	51
Total stock-based compensation	$1,185	$754

Income tax benefit on stock-based compensation	$254	$209

The fair value of each option granted during the thirteen week period ended April 29, 2017 and April 30, 2016 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Stock Options
Expected volatility	40.6%	33.7%
Risk-free interest rate	2.2%	1.5%
Expected option life (in years)	5.84	5.84
Expected dividend yield	1.86%	1.78%

Weighted average fair value at grant date	$4.11	$4.08

Employee Stock Purchase Plan
Expected volatility	61.8%	59.4%
Risk-free interest rate	1.0%	0.9%
Expected option life (in years)	0.25	0.25
Expected dividend yield	0.40%	0.40%

Weighted average fair value at grant date	$4.19	$3.88

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 12,147 shares issued during the thirteen weeks ended April 29, 2017. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of April 29, 2017, there were 673,760 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended April 29, 2017:

	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 28, 2017	1,607,656	$13.55	6.0	$2,070
Granted	157,017	11.92
Cancelled	(20,900)	16.20
Exercised	-	-
Outstanding at April 29, 2017	1,743,773	$13.37	6.2	$2,990

Exercisable at April 29, 2017	207,879	$16.05	4.3	$37

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended April 29, 2017 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of April 29, 2017, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $3.6 million, which is expected to be recognized over a weighted average period of approximately 4.1 years. The total fair value of options vested during the thirteen weeks ended April 29, 2017 was $350.7 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended April 29, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at January 29, 2017	598,784	$15.08
Granted	147,424	13.29
Forfeited / Cancelled	(35,105)	18.34
Vested	(43,140)	14.28
Non-vested Restricted Stock at April 29, 2017	667,963	$14.57

The aggregate pre-tax intrinsic value of restricted stock outstanding as of April 29, 2017 is $9.9 million with a weighted average remaining contractual life of 6.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $5.3 million, which is expected to be recognized over a weighted average period of approximately 4.5 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended April 29, 2017 was $615.3 thousand.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of April 29, 2017 and January 28, 2017. There were $142.7 million and $114.3 million of borrowings on the Company’s revolving line of credit as of April 29, 2017 and January 28, 2017, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	April 29, 2017		January 28, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$142,654	$142,654	$114,331	$114,331
Mortgage loans on land & buildings	1,624	1,761	1,639	1,881
Notes Payable	13,000	12,504	13,000	12,740

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	April 29, 2017	January 28, 2017
Property and equipment, at cost:

Buildings and building improvements	$117,317	$117,501
Leasehold improvements	83,435	86,019
Automobiles and vehicles	5,073	5,029
Airplane	4,697	4,697
Furniture, fixtures and equipment	280,489	288,868
	491,011	502,114
Less: Accumulated depreciation and amortization	(375,663)	(381,579)
	115,348	120,535
Construction in progress	2,217	1,806
Land	8,581	8,581
Total Property and equipment, at depreciated cost	$126,146	$130,922

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

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. In the first quarter of 2017, none of the remaining impairment charges were utilized leaving $0.5 million of the impairment charges recorded related to the 2014 store closures at April 29, 2017.

During fiscal 2016, a decision was made to close 39 underperforming stores in fiscal year 2017, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters. During the first quarter of 2017, the locations were closed and the Company utilized the remaining balance of $4.2 million of impairment charges relating to the 2016 planned store closures. None of the impairment charges relating to the corporate headquarters were utilized as of April 29, 2017.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the third quarter of 2016, the Company recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in 39 stores that were planned for closure in 2017. In the fourth quarter of 2016, an additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million of the acceleration recognition of freight cap expense was utilized. In the first quarter of 2017, the locations were closed and the Company utilized the full amount of the inventory adjustment charges including the accelerated recognition of freight capitalization expense.

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

During fiscal 2016, we increased the lease liability for stores closed in 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. In the first quarter of 2017, $0.1 million of this reserve was utilized leaving $0.1 million remaining at April 29, 2017. In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. None of this liability was utilized during the first quarter of 2017.

The following table illustrates the exit and inventory related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance April 29, 2017

Impairment charge for the disposal of fixed assets for 2016 planned closures	$2.0		$(2.0)	$-
Impairment charge for the disposal of intangible assets for 2016 planned closures	2.2	-	(2.2)	-
Impairment charge for the disposal of fixed assets for corporate office	3.6	-	-	3.6
Impairment charge for the disposal of fixed assets for 2014 planned closures	0.5	-	-	0.5
Inventory markdowns for 2016 planned closures	3.0		(3.0)	-
Inventory provision for freight capitalization expense, 2016 planned closures	1.1		(1.1)	-
Subtotal	$12.4	$-	$(8.3)	$4.1
Lease contract termination liability, 2014 - 2016 closures	0.2	-	(0.1)	0.1
Lease contract termination liability, 2017 closures	-	8.2	-	8.2
Total	$12.6	$8.2	$(8.4)	$12.4

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	April 29, 2017	April 30, 2016	January 28, 2017

Accumulated other comprehensive income	$466	$475	$765
Amortization of post-retirement benefit	-	-	(299)
Ending balance	$466	$475	$466

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred's Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments made to related party leases were $106.5 thousand and $183.9 thousand for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc., who became employees of Fred’s as part of the acquisition. As of April 29, 2017, the sellers were former employees. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit.

NOTE 9: LEGAL CONTINGENCIES

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

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). The complaint is filed as a Class Action, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss this complaint, and this Motion is still pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). The complaint is filed as a Class Action. The complaint seeks statutory damages, attorney’s fees, punitive damages, and other such relief that the court may deem just and equitable. The Company is still completing the discovery stage of this lawsuit, as no filing deadlines have been set at this time. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “New Agreement”) with Regions Bank and Bank of America to replace the Agreement.  The proceeds were used to refinance the Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The New Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The New Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $142.7 million of borrowings outstanding and $73.3 million, net of borrowings and letters of credit, remaining available under the New Agreement at April 29, 2017.

On December 19, 2016, the Company entered into commitment letters with lenders who agreed to provide $1.65 billion of debt financing to be used by the Company to fund its proposed acquisition of 865 stores, certain intellectual property and certain other tangible assets of Rite Aid Corporation. In connection with these commitment letters, the Company incurred $4.3 million of debt issuance costs in the first quarter of 2017 and has incurred a total of $10.0 million as of April 29, 2017 which have been recorded as a noncurrent asset.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.6 million outstanding at April 29, 2017. The weighted average interest rate on mortgages outstanding at April 29, 2017 was 7.40%.  The debt is collateralized by the land and buildings.

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

GENERAL

Executive Overview

As of April 29, 2017, Fred’s and its subsidiaries operate 601 pharmacy and general merchandise stores and three specialty pharmacy-only locations along with 14 franchised locations. The Company’s mission is to improve the lives of patients and customers by providing quality healthcare services and consumer products that deliver value to the communities served. With a unique store format and strategy that combines the best elements of a healthcare-focused drug store with a value-focused retailer, Fred’s stores offer more than 12,000 frequently purchased items that address the healthcare and everyday needs of its customers and patients. This includes nationally recognized brands, proprietary Fred’s Pharmacy label products, and a full range of value-priced selections. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

A Healthcare Company Serving America

Fred’s Pharmacy is the country’s fourth-largest drug store chain and a leading regional pharmacy with deep experience across a spectrum of large, medium and small markets. The Company’s customers are value-oriented, budget-conscious, and often live in rural areas without access to major hospitals or superstores, making the healthcare and consumer offerings a significant value-add.

The Company’s model is built on three key differentiators. The first is pharmacy and healthcare offerings. Fred’s serves the Over-the-Counter, Pharmacy and Health & Beauty space, which includes prescriptions, immunization offerings, disease state management services, specialty pharmacy services, and medication therapy management, among others. This differentiates Fred’s from dollar chain competitors who only offer discount merchandise. The second is the discount merchandise offerings, which include a diverse array of value-priced staple and discretionary products including toys, pet accessories, hardware, appliances and home furnishings, among others. This differentiates Fred’s from the drug channel. The third is the convenience offerings including food, candy, paper, chemicals, tobacco, and beer and wine. The assortment and pricing strategy enables Fred’s to compete across industries. In sum, Fred’s is a healthcare-driven, one-stop-shop whose customized cross-sector offerings differentiate it from competitors across industries.

Another important differentiator is the Company’s management team. Fred’s assembled a highly-qualified management team in 2015 and 2016 and has since implemented an improved level of sophistication throughout the enterprise. Many members of the executive team have at least 30 years of experience in retail or retail pharmacy including significant integration experience related to healthcare acquisitions, the bedrock of the Company’s growth strategy.

On the Right Path

In the first quarter, the pharmacy departments continued to deliver strong results. In the specialty pharmacy department, Fred’s experienced its largest sales quarter on record and generated year-over-year growth. In the retail pharmacy department, the Company continued to see positive script comps which were improved over the fourth quarter of 2016 as well as versus the same period last year. It is expected that all of the initiatives underway will result in continued improvement in financial performance and enhanced value for shareholders.

Fred’s made great progress with the Board reconstitution during the quarter, with six highly qualified directors joining the Board. The new directors are Tim Barton, Peter Bocian, Chris Bodine, Linda Longo-Kazanova and Steve Rossi, as well as CEO Mike Bloom.

Strategic Initiatives

Fred’s Pharmacy remains focused on executing on its strategy, while capitalizing on opportunities to grow sales, grow specialty pharmacy and drive traffic into stores.

Retail Pharmacy

In the first quarter, the Company focused its attention at the local market level to ensure a consistent and outstanding experience for every customer at every store. Fred’s is continuing to build patient relationships, leverage talent and utilize technology with supplier partners to enhance the customer experience and continue to improve financial performance.

The implementation of Vistaar’s Retail Pharmacy Pricing Solution continues to progress and when fully implemented, will assist Fred’s in remaining competitive with its usual and customary pricing of generic and brand name drugs. Related to the 340B program, Fred’s Pharmacy is partnering with local hospitals to enable stores to provide access to affordable prescriptions to further the Company’s commitment to helping eligible patients. The 340B program is now in 70 Fred’s locations and the Company expects to double the number of stores offering 340B by the end of the fiscal year.

In addition, the Company is:

•	Continuing to execute a variety of highly focused marketing campaigns to drive new patients into stores;
•	Continuing to reduce pharmacy department inventory which is down 10.8% over last year;
•	Continuing to drive expansion of generic dispensing rate, which is up 100 basis points to 89.6%;
•	Investing in a new market leading business intelligence tool that provides real time data to Pharmacists; and
•	Partnering with local hospitals, clinics and healthcare systems to be their partner of choice in healthcare services and retail pharmacy.

These initiatives and many others being implemented in the retail pharmacy department will continue to improve the patient experience, drive top line sales and prescriptions, and improve overall pharmacy profitability.

Specialty Pharmacy

Fiscal 2017 is set to be a year of growth for the specialty pharmacy department. This growth is being accomplished by elevating talent, investing in technology, expanding the specialty pharmacy department salesforce and diversifying the portfolio of therapies.

Fred’s experienced record total sales in the first quarter within the specialty pharmacy department, as well as a record 24% comparable sales growth. The success the Company is having in the specialty pharmacy department is a testament to:

•	Growing sales in new geographies, including 8 new states entered over the last year;
•	Rapid growth in therapies other than Hepatitis C, including Multiple Sclerosis, growth hormone, hematology and immunology. Notably, the Company is still growing double digits in Hepatitis C despite market declines;

•	Continued focus on deepening relationships with pharmaceutical manufacturers; and
•	Most importantly, continuing high level of patient care.

The team is confident that these strategies will continue the pace of growth in healthcare, retail and specialty Pharmacy departments.

Front Store

First quarter sales and traffic for the front store general merchandise departments were negatively impacted by headwinds in the very competitive consumable categories. However, the team is encouraged by the positive comparable sales being seen in some of the general merchandise departments in the quarter.

During the first quarter Fred’s remained focused on implementing a number of growth initiatives in order to deliver sales and margin improvement in general merchandise departments. These include:

•	Pricing optimization, across the entire store with a focus on enhancing “Own Brand” pricing strategy;
•	Assortment upgrades replacing slow-moving products with new to Fred’s products in both National brand and “Own Brand” that are top sellers in markets which are currently not carried in stores;
•	Improving out of stocks by leveraging the new JDA replenishment and allocation system to raise service levels on key items and ensure availability at shelf. In addition, the Company has a new program for the top 200 items with a goal of always being in stock;
•	Executing store wide clearance events to accelerate the sell down of unproductive inventory;
•	Reducing cost of goods through exclusivity agreements, e-auctions, and expanding direct imports;
•	Remerchandising the entire cosmetics section to elevate the shopping experience for customers and adding the key brands; and
•	The roll out of beer & wine to approximately 70 stores in fiscal 2017.

These initiatives are supported by a Consumer Insights Study, which has provided greater visibility into drivers of the Fred’s Pharmacy brand. This study has allowed Fred’s to understand its competitive strengths as well as the opportunities to add value and continue to enhance the customer experience.

Acquisition of Rite Aid Stores

On December 20, 2016, the Company announced that it signed an agreement with Walgreens Boots Alliance, Inc. and Rite Aid to purchase 865 stores for $950 million in cash. Fred’s Pharmacy is working collaboratively with Walgreens Boots Alliance, Rite Aid and the Federal Trade Commission (“FTC”) to help obtain the FTC’s approval of Walgreen Boots Alliance’s pending acquisition of Rite Aid and the divestiture of certain Rite Aid assets to Fred’s Pharmacy. Fred’s Pharmacy remains committed to purchasing additional assets, including up to 1,200 Rite Aid stores, to the extent necessary to obtain the FTC’s approval of the transaction. Completion of the transaction is subject to approval by the FTC, as well as other customary regulatory approvals and closing conditions.

The proposed acquisition of the stores, which are based in highly attractive markets, is a transformative event that will add substantial scale to the Company and transform Fred’s Pharmacy, the largest regional pharmacy player, into an even stronger competitor and the third-largest drugstore chain in the nation. The transaction will accelerate the Company’s healthcare growth strategy, generating considerable benefits for customers, patients, payors, supplier partners, team members and shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2017 and April 30, 2016

Sales

Net sales for the first quarter of 2017 decreased to $532.3 million from $549.5 million in 2016, a year-over-year decrease of $17.2 million or 3.1%. On a comparable store basis, sales decreased 1.2% compared to a 1.0% increase in the same period last year.

General merchandise (non-pharmacy) sales for the first quarter decreased 6.9% to $250.5 million from $269.2 million in 2016. This was driven by the closure of underperforming stores in first quarter of 2017. In addition, we experienced sales decreases in tobacco, food, snacks, paper and chemical departments, partially offset by sales increases in toys, as seen on TV, lawn and garden, and electronics.

The Company’s pharmacy department sales were 52.2% of total sales in 2017 compared to 49.7% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 1.7% over 2016, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

The Company had 14 franchised locations at April 29, 2017 and 18 franchised locations as of April 30, 2016. Sales to our franchised locations during 2017 were $4.1 million (0.8% of sales) compared to $7.3 million (1.3% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended April 29, 2017 and April 30, 2016.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Pharmacy	52.2%	49.7%
Consumables	25.7%	27.2%
Household Goods and Softlines	21.3%	21.8%
Franchise	0.8%	1.3%
Total Sales Mix	100.0%	100.0%

For the first quarter of 2017, comparable store customer traffic decreased 4.9% over the prior period, while the average customer ticket increased 3.7% to $27.25.

Gross Profit

Gross profit for the first quarter decreased to $132.9 million in 2017 from $141.3 million in 2016, a decrease of $8.4 million or 6.0%. The gross profit decrease was driven primarily by a sales decrease related to the closure of 39 underperforming stores. Gross margin for the first quarter, measured as a percentage of net sales, decreased to 25.0% in 2017 from 25.7% in the same quarter last year. Gross margin rate decrease was driven by markdowns recorded during going out of business sales for underperforming stores closed in first quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter, including depreciation and amortization, increased to $167.1 million in 2017 (31.4% of sales) from $138.9 million in 2016 (25.3% of sales). This 610 basis point deleveraging was primarily attributable to professional and legal advisory fees incurred in connection with the proposed Rite Aid acquisition and the development and implementation of the Company’s growth strategy, expenses for going out of business sales and impairment charges relating to leases for stores closed in the first quarter, a decrease in sales from the prior year, an investment in talent, and increased advertising costs as a result of the Company’s marketing initiative.

Operating Loss/ Income

Operating loss for the first quarter of 2017 was $34.2 million or 6.4% of sales compared to an operating income of $2.4 million in 2016 or 0.4% of sales. This was due to $8.4 million decrease in gross profit driven by a sales miss due to the closure of underperforming stores and increases in selling, general and administrative expenses related to professional and legal fees incurred with the proposed acquisition, going out of business expenses for planned store closures, investments in talent and increased advertising expenses.

Interest Expense, Net

Net interest expense for the first quarter of 2017 totaled $1.3 million or less than 0.1% of sales compared to $0.5 million or less than 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first quarter of 2017 was (2.8)% compared to 34.3% in the first quarter of 2016. The rate change was primarily driven by a valuation allowance against the Company’s deferred tax asset recorded in first quarter of 2017.

Net Loss/ Income

Net loss for the first quarter of 2017 was $36.5 million or $0.98 per share compared to a net income of $1.3 million or $0.03 per share in 2016, a decrease of $37.7 million. The decrease in net income is primarily attributable to a $8.4 million decrease in gross profit driven by the closing of underperforming stores, and increases in selling, general and administrative expenses related to professional and legal fees related to the proposed Rite Aid acquisition, planned store closure expenses, investments in talents and increased advertising costs relating to the Company’s marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $18.0 million during the thirteen week period ended April 29, 2017 compared to net cash provided by operating activities of $6.9 million in the same period of the prior year. Cash used in operating activities in the first quarter of 2017 primarily resulted from decreases in net income and increases in accounts receivable balances.

Net cash used in investing activities totaled $2.7 million during the thirteen week period ended April 29, 2017 and $8.0 million in the same period of the prior year. Capital expenditures in the first quarter of 2017 totaled $2.1 million compared to $4.6 million in 2016. The capital expenditures during 2017 consisted primarily of existing and remodeled store and pharmacy expenditures of $1.3 million, technology and other corporate expenditures of $0.4 million, and new store and pharmacy department growth of $0.4 million. The Company invested $1.9 million in acquisitions of script files in 2017 compared with $3.7 million in 2016.

Net cash provided by financing activities totaled $21.5 million during the thirteen week period ended April 29, 2017 and $2.0 million in the same period of the prior year. The cash flows provided by financing activities in 2017 were driven by draws on our revolving line of credit related to the development and implementation of the Company’s growth strategy.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of April 29, 2017. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.04 of pretax earnings per share assuming borrowing levels of $100.0 million to $150.0 million throughout 2017.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended April 29, 2017 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). The complaint is filed as a Class Action, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss this complaint, and this Motion is still pending before the court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). The complaint is filed as a Class Action. The complaint seeks statutory damages, attorney’s fees, punitive damages, and other such relief that the court may deem just and equitable. The Company is still completing the discovery stage of this lawsuit, as no filing deadlines have been set at this time. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future probable losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

Item 1A.  Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 28, 2017, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first three months of 2017, leaving 3.0 million shares available for repurchase at April 29, 2017.

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

FRED'S, INC.

Date: June 8, 2017	/s/ Michael K. Bloom
Michael K. Bloom
Chief Executive Officer

Date: June 8, 2017	/s/ Rick J. Hans
Rick J. Hans
Executive Vice President,
Chief Financial Officer and Secretary

Exhibit Index

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amendment to the Charter of Fred's, Inc., dated May 30, 2017.	8-K	001-14565	3.1	May 31, 2017
4.1	Amendment No. 1 to the Rights Agreement, dated as of May 30, 2017, between Fred's, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-14565	4.1	May 31, 2017
10.1	Cooperation Agreement dated April 21, 2017, by and between Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC and Heath B. Freeman.	8-K	001-14565	10.1	April 24, 2017
10.2	Registration Rights Agreement, dated May 24, 2017, by and between Fred’s, Inc., Alden Global Capital LLC and Strategic Investment Opportunities LLC.	8-K	001-14565	10.1	May 25, 2017
31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-
101.INS	XBRL Instance Document	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	-	-	-	-

†	Filed herewith.
††	Furnished herewith.

