Form 10-Q
period 2017-07-29
FREDS INC
filed 2017-09-07
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-14565

FRED’S, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-0634010
(State or Other Jurisdiction of Organization)	(I.R.S. EmployerIncorporation or Identification Number)

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

The registrant had 38,077,675 shares of Class A voting, no par value common stock outstanding as of September 1, 2017.

FRED’S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of July 29, 2017 (unaudited) and January 28, 2017	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended July 29, 2017 (unaudited) and July 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Twenty-Six Weeks Ended July 29, 2017 (unaudited) and July 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2017 (unaudited) and July 30, 2016 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	23

Part II - Other Information	24-25

Item 1 – Legal Proceedings	24
Item 1A – Risk Factors	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Defaults Upon Senior Securities	25
Item 4 – Mine Safety Disclosures	25
Item 5 – Other Information	25
Item 6 – Exhibits	25

Signatures	26

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares)

	July 29, 2017 (unaudited)	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,732	$5,830
Inventories	321,975	331,809
Receivables, less allowance for doubtful accounts of $2,089 and $1,952, respectively	50,560	51,668
Other non-trade receivables	31,686	33,954
Prepaid expenses and other current assets	10,624	11,945
Total current assets	420,577	435,206
Property and equipment, at depreciated cost	124,682	130,922
Goodwill	41,490	41,490
Other intangibles, net	74,922	85,685
Other noncurrent assets, net	1,115	6,104
Total assets	$662,786	$699,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,738	$147,340
Current portion of indebtedness	62	60
Accrued expenses and other	95,753	64,648
Total current liabilities	221,553	212,048
Long-term portion of indebtedness	138,660	128,388
Deferred income taxes	2,960	1,974
Other noncurrent liabilities	28,944	19,801
Total liabilities	392,117	362,211

Commitments and contingencies (see Note 9-Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series C junior participating voting, $60 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,085,378 and 37,940,040 shares issued and outstanding, respectively	122,105	118,090
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	148,098	218,640
Accumulated other comprehensive income	466	466
Total shareholders’ equity	270,669	337,196
Total liabilities and shareholders’ equity	$662,786	$699,407

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$507,837	$529,503	$1,040,157	$1,079,051
Cost of goods sold	381,838	401,365	781,246	809,591
Gross profit	125,999	128,138	258,911	269,460

Depreciation and amortization	11,296	11,761	22,922	23,324
Selling, general and administrative expenses	142,806	127,285	298,264	254,616
Operating loss	(28,103)	(10,908)	(62,275)	(8,480)

Interest expense	1,437	610	2,724	1,125
Loss before income taxes	(29,540)	(11,518)	(64,999)	(9,605)

Provision (benefit) for income taxes	(23)	(4,590)	979	(3,933)
Net Loss	$(29,517)	$(6,928)	$(65,978)	$(5,672)

Net loss per share
Basic	$(0.78)	$(0.18)	$(1.76)	$(0.15)

Diluted	$(0.78)	$(0.18)	$(1.76)	$(0.15)

Weighted average shares outstanding
Basic	37,461	36,760	37,408	36,747
Effect of dilutive stock options	—	—	—	—
Diluted	37,461	36,760	37,408	36,747

Dividends per common share	$0.06	$0.06	$0.12	$0.12

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(29,517)	$(6,928)	$(65,978)	$(5,672)
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	—	—	—

Comprehensive loss	$(29,517)	$(6,928)	$(65,978)	$(5,672)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(65,978)	$(5,672)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	22,922	23,324
Net (gain) loss on asset disposition	(124)	320
Provision for store closures and asset impairment	2,199	77
Stock-based compensation	3,168	1,496
Provision (recovery) for uncollectible receivables	137	(767)
LIFO (credit) charge	(1,267)	1,087
Deferred income tax benefit (charge)	985	(4,343)
Amortization of debt issuance costs	91	53
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	3,313	(95)
Insurance receivables	(45)	473
Inventories	11,101	(6,711)
Other assets	6,427	1,066
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	10,518	(36,502)
Income taxes payable	(28)	3,204
Other noncurrent liabilities	9,141	(3,004)
Net cash provided by (used in) operating activities	2,560	(25,994)

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,529)	(13,126)
Proceeds from asset dispositions	1,272	426
Insurance recoveries for replacement assets	—	263
Asset acquisition, net (primarily intangibles)	(1,853)	(9,157)
Net cash used in investing activities	(8,110)	(21,594)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(29)	(592)
Proceeds from revolving line of credit	464,443	490,752
Payments on revolving line of credit	(453,774)	(438,080)
Debt issuance costs	(457)	—
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(167)	251
Cash dividends paid	(4,564)	(4,479)
Net cash provided by financing activities	5,452	47,852

Increase (decrease) in cash and cash equivalents - total net change	(98)	264
Cash and cash equivalents:
Beginning of year	5,830	5,917
End of period	$5,732	$6,181

Supplemental disclosures of cash flow information:
Interest paid	$2,724	$1,125
Income taxes refunded	$(1,396)	$(2,472)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “Fred’s Pharmacy”, “We”, “Our”, “Us” or “Company”) operate, as of July 29, 2017, 601 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 14 franchised locations. There are 350 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

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

Certain prior year amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no effect on previously reported net loss.

The results of operations for the thirteen week and twenty-six week periods ended July 29, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Quarterly Report on Form 10-Q to 2016 and 2017 refer to the fiscal years ended January 28, 2017 and ending February 3, 2018, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company has identified all leases impacted by this pronouncement. Currently, the Company is evaluating different software available to maintain all leases in compliance with this pronouncement. The Company has established a committee to ensure compliance with this standard upon adoption in 2019. The Company does not plan to early adopt and expects material changes to the financial position created at the inception of compliance with this standard. The Company will continue to evaluate the impact the guidance will have on the Company’s results of operations and cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the process of developing additional controls to ensure proper oversight and actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. Transition to the new guidance may be made by retroactively revising prior year financial statements or by a cumulative effect on retained earnings. If a cumulative effect through retained earnings is chosen, additional disclosures are required. The Company is currently evaluating the impact the guidance will have on the Company’s financial position, results of operations and cash flows, and the method of transition to the new guidance that will be adopted.

Termination of Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).  Pursuant to Section 8.01(g) of the Asset Purchase Agreement, each of Buyer, Walgreens or Rite Aid is permitted to terminate the Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Asset Purchase Agreement was also terminated, effective immediately. In connection with the termination of the Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017.

See Note 10: Indebtedness for additional information relating to the termination of the Asset Purchase Agreement.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $29.4 million and $39.5 million at July 29, 2017 and January 28, 2017, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $51.5 million at July 29, 2017 and $52.8 million at January 28, 2017.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at July 29, 2017 is $21.4 million, with the corresponding amount of $19.1 million at January 28, 2017.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward convenient and pharmacy healthcare services model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2017, there was $9.2 million (including $1.2 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives.

The Company utilized $0.5 million (including $0.2 million for the accelerated recognition of freight capitalization expense) of impairment charges in the first quarter of 2017 and $1.4 million (including $0.2 million for the accelerated recognition of freight capitalization expense) in the second quarter of 2017. (See Note 12 – Exit and Disposal Activity).

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance July 29, 2017

Inventory markdown on low-productive inventory (2016 initiatives)	$8.0	—	(1.5)	$6.5
Inventory provision for freight capitalization expense (2016 initiatives)	1.2	—	(0.4)	0.8
Total	$9.2	—	(1.9)	$7.3

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

(in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Stock option expense	$442	$304	$969	$(120)
Restricted stock expense	1,448	387	2,014	1,513
ESPP expense	93	51	185	103
Total stock-based compensation	$1,983	$742	$3,168	$1,496

Income tax benefit on stock-based compensation	$538	$170	$791	$379

The fair value of each option granted during the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock Options
Expected volatility	43.9%	33.2%	41.5%	33.3%
Risk-free interest rate	2.0%	1.4%	2.1%	1.5%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.87%	1.80%	1.86%	1.79%

Weighted average fair value at grant date	$4.99	$4.05	$4.35	$4.06

Employee Stock Purchase Plan
Expected volatility	98.8%	60.3%	80.3%	59.8%
Risk-free interest rate	1.0%	0.9%	1.0%	0.9%
Expected option life (in years)	0.50	0.50	0.38	0.38
Expected dividend yield	0.78%	0.79%	0.59%	0.59%

Weighted average fair value at grant date	$7.67	$3.78	$6.31	$3.60

The following is a summary of the methodology applied to develop each assumption:

Expected Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility may increase compensation expense.

Risk-free Interest Rate - This is the yield of a U.S. Treasury zero-coupon bond issue effective at the grant date with a remaining term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of seven to ten years. An increase in the expected life will increase compensation expense.

Dividend Yield – This is based on the historical yield for a period equivalent to the expected life of the option. An increase in the dividend yield will decrease compensation expense.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 33,878 shares issued during the twenty-six weeks ended July 29, 2017. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of July 29, 2017, there were 652,029 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended July 29, 2017:

	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 28, 2017	1,607,656	$13.55	6.0	$2,070
Granted	215,573	12.40
Cancelled	(120,140)	15.19
Exercised	—	—
Outstanding at July 29, 2017	1,703,089	$13.29	5.7	—

Exercisable at July 29, 2017	319,403	$15.66	4.7	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended July 29, 2017 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of July 29, 2017, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 3.9 years. The total fair value of options vested during the twenty-six weeks ended July 29, 2017 was $827.4 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended July 29, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at January 29, 2017	598,784	$15.08
Granted	182,124	12.18
Forfeited / Cancelled	(36,647)	18.18
Vested	(219,886)	15.09
Non-vested Restricted Stock at July 29, 2017	524,375	$13.86

The aggregate pre-tax intrinsic value of restricted stock outstanding as of July 29, 2017 is $3.6 million with a weighted average remaining contractual life of 6.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $4.0 million, which is expected to be recognized over a weighted average period of approximately 4.3 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended July 29, 2017 was $3.3 million.

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

●	Level 1, defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

●	Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3, defined as unobservable inputs for the asset or liability, which are based on an entity’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of July 29, 2017 and January 28, 2017. There were $125.0 million and $114.3 million of borrowings on the Company’s revolving line of credit as of July 29, 2017 and January 28, 2017, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	July 29, 2017		January 28, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$125,000	$125,000	$114,331	$114,331
Mortgage loans on land & buildings	1,609	1,746	1,639	1,881
Notes Payable	13,000	12,528	13,000	12,740

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	July 29, 2017	January 28, 2017
Property and equipment, at cost:

Buildings and building improvements	$117,744	$117,501
Leasehold improvements	84,720	86,019
Automobiles and vehicles	4,916	5,029
Airplane	4,697	4,697
Furniture, fixtures and equipment	282,260	288,868
	494,337	502,114
Less: Accumulated depreciation and amortization	(381,180)	(381,579)
	113,157	120,535
Construction in progress	2,944	1,806
Land	8,581	8,581
Total Property and equipment, at depreciated cost	$124,682	$130,922

NOTE 6: EXIT AND DISPOSAL ACTIVITIES

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by FASB ASC 360, “Impairment or Disposal of Long-Lived Assets.” If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon a discounted cash flow model, which are considered Level 3 inputs.

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. None of the remaining $0.5 million impairment charges were utilized as of July 29, 2017.

During fiscal 2016, a decision was made to close 39 underperforming stores in fiscal year 2017, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters. During the first quarter of 2017, the locations were closed and the Company utilized the remaining balance of $4.2 million of impairment charges relating to the 2016 planned store closures. None of the impairment charges relating to the corporate headquarters were utilized as of July 29, 2017.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of July 29, 2017.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, “Inventories,” we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the third quarter of 2016, the Company recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in 39 stores that were planned for closure in 2017. In the fourth quarter of 2016, an additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million of the acceleration recognition of freight cap expense was utilized. In the first quarter of 2017, the locations were closed and the Company utilized the full amount of the inventory adjustment charges including the accelerated recognition of freight capitalization expense. No charges were recorded in the second quarter related to planned store closures.

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

During fiscal 2016, the Company increased the lease liability for stores closed in 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. In the first quarter of 2017, $0.1 million of this reserve was utilized. None of the remaining liability was utilized during the second quarter leaving $0.1 million at July 29, 2017.

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. In the second quarter of 2017, $1.1 million was utilized.

The following table illustrates the exit and inventory related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance July 29, 2017

Impairment charge for the disposal of fixed assets for 2017 planned closures	$—	$0.8	$—	$0.8
Impairment charge for the disposal of intangible assets for 2017 planned closures	—	1.4	—	1.4
Impairment charge for the disposal of fixed assets for 2016 planned closures	2.0	—	(2.0)	—
Impairment charge for the disposal of intangible assets for 2016 planned closures	2.2	—	(2.2)	—
Impairment charge for the disposal of fixed assets for corporate office	3.6	—	—	3.6
Impairment charge for the disposal of fixed assets for 2014 planned closures	0.5	—	—	0.5
Inventory markdowns for 2016 planned closures	3.0	—	(3.0)	—
Inventory provision for freight capitalization expense, 2016 planned closures	1.1	—	(1.1)	—
Subtotal	$12.4	$2.2	$(8.3)	$6.3
Lease contract termination liability, 2014 - 2016 closures	0.2	—	(0.1)	0.1
Lease contract termination liability, 2017 closures	—	8.2	(1.1)	7.1
Total	$12.6	$10.4	$(9.5)	$13.5

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	July 29, 2017	July 30, 2016	January 28, 2017

Accumulated other comprehensive income	$466	$475	$765
Amortization of post-retirement benefit	—	—	(299)
Ending balance	$466	$475	$466

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a former director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments made to related party leases were $286.4 thousand and $367.8 thousand for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc., who became employees of Fred’s as part of the acquisition.  As of July 29, 2017, the sellers were former employees. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit.

NOTE 9: LEGAL CONTINGENCIES

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the Company’s malware data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company has now filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity, which is still pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. The State filed and the Mississippi Supreme Court has accepted the State’s Petition for Interlocutory Appeal, despite the Company filing a Joint Response in opposition to the Petition. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion is still pending before the court. The Company filed and the Court Granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the Northern District of Alabama, the Company has filed a Motion to Consolidate the Taylor, Williams, and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s has opposed the Motion to Remand, and the Motion to Remand is still pending. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole. The Company has not made any material accruals for future losses related to these proceedings and claims as future losses are not considered probable at this time and estimates are unavailable.

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility.  The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. On July 31, 2017 the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $125.0 million of borrowings outstanding and $91.0 million, net of borrowings and letters of credit, remaining available under the Agreement at July 29, 2017.

On December 19, 2016, the Company entered into a commitment letter with respect to a senior secured asset based loan facility (the “ABL Commitment Letter”), and a commitment letter with respect to a term loan facility (the “Term Loan Commitment Letter”); and on January 18, 2017, the Company entered into an amended and restated ABL Commitment Letter (the “Amended and Restated ABL Commitment Letter”). The Amended and Restated ABL Commitment Letter and the Term Loan Commitment Letter were entered into with lenders who agreed to provide $1.65 billion of debt financing to be used by the Company to fund its proposed acquisition of 865 stores, certain intellectual property and certain other tangible assets of Rite Aid Corporation.

On June 9, 2017, the Company amended and restated the Amended and Restated ABL Commitment (the “Second Amended and Restated ABL Commitment Letter”), and the Term Loan Commitment Letter (the “Amended and Restated Term Loan Commitment Letter”) for the purpose of increasing the aggregate committed debt financing available thereunder to $2.2 billion.

Upon termination of that certain Asset Purchase Agreement, dated as of December 19, 2016, by and between the Company, Buyer, Rite Aid and Walgreens, on July 21, 2017, the Company terminated the Second Amended and Restated ABL Commitment Letter and the Amended and Restated Term Loan Commitment Letter. In connection with such termination, the Company incurred applicable termination fees contemplated by the Second Amended and Restated ABL Commitment Letter and Amended and Restated Term Loan Commitment Letter, which were paid in the third quarter of 2017.

In connection with the aforementioned commitment letters, the Company incurred approximately $30 million of debt issuance costs. These costs are reflected in SG&A in the Statement of Operations. The $25 million termination fee paid by Walgreens, on June 30, 2017, discussed in Note 1: Basis of Presentation, partially offset these costs.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred’s stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.6 million outstanding at July 29, 2017. The weighted average interest rate on mortgages outstanding at July 29, 2017 was 7.40%.  The debt is collateralized by the land and buildings.

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

GENERAL

Executive Overview

As of July 29, 2017, Fred’s and its subsidiaries operate 601 pharmacy and general merchandise stores, which includes 14 franchised Fred’s Pharmacy locations and an additional three specialty pharmacy-only locations. The Company’s mission is to improve the lives of patients and customers by providing quality healthcare services and consumer products that deliver value to the communities served. With a unique store format and strategy that combines the best elements of a healthcare-focused drug store with a value-focused retailer, Fred’s stores offer more than 12,000 frequently purchased items that address the healthcare and everyday needs of its customers and patients. This includes nationally recognized brands, proprietary Fred’s Pharmacy label products, and a full range of value-priced selections. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

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

Another important differentiator is the Company’s management team. Fred’s assembled a highly-qualified management team in 2015 and 2016, and has since implemented an improved level of sophistication throughout the enterprise. Many members of the management team have at least 30 years of experience in retail or retail pharmacy. During the second quarter, Jason Jenne was appointed as the Company’s Chief Financial Officer. Mr. Jenne has been an integral member of the management team and a strong business partner over the past year. As Fred’s Pharmacy continues to execute its turnaround strategy, Mr. Jenne’s strategic insight and financial experience and expertise will be invaluable to the ongoing efforts to improve performance and create shareholder value.

Progress on Strategic Execution

In the second quarter, Fred’s continued to make progress on the execution of its strategy. The pharmacy departments continued to deliver strong results, and total comparable store sales for the second quarter represent the best quarterly sale performance in the past year.

Following an exhaustive and comprehensive evaluation of the business, Fred’s is prioritizing the areas where it has a competitive advantage, as well as areas where it clearly needs to improve. As the Fred’s management team analyzes the business and the improving performance of the store fleet, it is clear that the key to driving free cash flow is right sizing the cost structure. The Company’s near-term focus is on reducing selling, general and administrative expenses as a percentage of sales to drive profitability and cash flows.

Strategic Initiatives

Fred’s is in the process of implementing a more disciplined approach to cost management, which will be the foundation of an aggressive expense reduction initiative. With selling, general and administrative expenses that are more in line with peers, Fred’s will be able generate free cash flow and have the ability to deploy additional capital to drive much-needed enhancements and re-invest in high-return areas of the business.

Retail Pharmacy Department

Fred’s retail pharmacy department’s performance continues to improve, delivering flat comparable prescriptions year-to-date adjusted for 90 days, and increases in Generic Dispensing Rate and overall gross profit dollars per script. Fred’s is also better managing inventory, which is leading improvements in working capital and cash flow.

Fred’s management team remains focused on the execution of the key drivers of the strategy in the retail pharmacy department, including:

●	Benefitting from a continuing shift to more profitable generics, which has led to an increase in generic dispensing rate of 127 basis points year-over-year to 90.0%;
●	Optimizing pharmacy inventory, which has yielded a reduction in inventory levels by 9.3% on a year-to-date basis;
●	Continuing execution of the 340B program across the chain and focusing on partnerships with local hospitals, clinics and healthcare systems to be the partner of choice in healthcare services and retail pharmacy;
●	Leveraging the 2016 investment in the Enterprise Pharmacy System, and the new investment in a Business Intelligence software to drive efficiencies and fully utilize available data to inform strategy and real time decisions;
●	Taking inefficient costs out of the Fred’s operating model; and
●	Executing a variety of highly focused marketing campaigns to drive new patients into stores.

Specialty Pharmacy Department

Fred’s continued to build on its momentum as a result of the investments made in its people, technology and portfolio of therapies. Fred’s experienced outstanding sales growth, driven by:

●	Geographic expansion into new markets
●	Diversification within existing therapies, including Hepatitis C, Multiple Sclerosis, Rheumatoid Arthritis, Growth Hormone, Oncology and Hematology;
●	Focusing on deepening relationships with pharmaceutical manufacturers;
●	Converting much of the external reporting from manual to new technology solutions; and
●	Most importantly, maintaining the high level of patient care.

One important development this quarter was the installation of a new operating system in the Memphis Specialty facility. Installation will be completed in the other Specialty Pharmacies by November. With this implementation, retail and specialty businesses will be on the same operating system. This will provide a single view on patients that will allow Fred’s to drive treatment and therapies across both businesses.

Front Store

Despite ongoing headwinds and food deflation in consumables departments in the Front Store, Fred’s management team is encouraged by improvements in certain General Merchandise departments over the same quarter last year.

Updates on the continued implementation of growth initiatives include the following:

●	Price optimization to help improve value perception as Fred’s management team gains more insight into the spending habits of customers;
●	Successful rollout of Beer & Wine to 29 stores in the second quarter, bringing the total number of stores to 40;
●	Implementation of pilot stores for the full cosmetics reset took place in July and rollout is expected to be complete chain wide in early October;
●	Identified gaps in assortment in key health, beauty, personal care and consumables and rolled out expanded assortment enhancements in June and July;
●	Implementation of a new program through JDA to ensure that the top 200 items are always in stock for customers: and
●	Launched new mobile app which will enable Fred’s to provide personalized offers along with digital coupons to customers.

While the Front Store departments continue to perform well outside of core consumable departments, Fred’s management team is working to adapt to ongoing headwinds. Fred’s continues to see challenges in non-edible departments, such as tobacco, paper, pet and cleaning supplies. For tobacco, Fred’s is starting to perform more in line with industry levels and expects to see continued improvements in trends due to expanded assortment, investments in pricing and a marketing campaign to win customers back. In the pet category, Fred’s expects to realize the benefits from the total overhaul of the Pet assortment, a top consumable department. Across other non-edibles, Fred’s is seeing positive trends that indicate a stabilization of the business.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2017 and July 30, 2016

Sales

Net sales for the second quarter of 2017 decreased to $507.8 million from $529.5 million in 2016, a year-over-year decrease of $21.7 million or 4.1%. On a comparable store basis, sales decreased 0.3% compared to a 2.0% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the second quarter decreased 7.5% to $236.6 million from $255.7 million in 2016. This was driven by the closure of underperforming stores in the first quarter of 2017. In addition, we experienced sales decreases in promotional inventory and tobacco partially offset by increases in beverages and prepaid phone cards.

The Company’s pharmacy department sales were 52.8% of total sales in 2017 compared to 50.3% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 1.0% over 2016, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The specialty pharmacy department continues to experience increased sales while the retail pharmacy department was adversely impacted by pharmacy closures. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

The Company had 14 franchised locations at July 29, 2017 and 18 franchised locations as of July 30, 2016. Sales to our franchised locations during 2017 were $3.3 million (0.6% of sales) compared to $6.7 million (1.3% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended July 29, 2017 and July 30, 2016.

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
Pharmacy	52.8%	50.3%
Consumables	25.0%	24.8%
Household Goods and Softlines	21.6%	23.6%
Franchise	0.6%	1.3%
Total Sales Mix	100.0%	100.0%

For the second quarter of 2017, comparable store customer traffic decreased 4.6% from the prior period, while the average customer ticket increased 4.3% to $26.86.

Gross Profit

Gross profit for the second quarter decreased to $126.0 million in 2017 from $128.1 million in 2016, a decrease of $2.1 million or 1.7%. The gross profit decrease was driven primarily by a sales decline related to the closure of 39 underperforming stores. Gross margin for the quarter, measured as a percentage of net sales, increased to 24.8% in 2017 from 24.2% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter, including depreciation and amortization, increased to $154.1 million in 2017 (30.3% of sales) from $139.0 million in 2016 (26.3% of sales). This increase was primarily attributable to bank fees, financing termination fees, professional and legal advisory fees incurred in connection with the proposed acquisition of Rite Aid stores, expenses related to store closures, the development and implementation of the Company’s growth strategy, and increased advertising costs as a result of the Company’s marketing initiative.

Operating Loss

Operating loss for the second quarter of 2017 was $28.1 million or 5.5% of sales compared to an operating loss of $10.9 million in 2016 or 2.1% of sales. This was due to a decrease in gross profit driven by a sales decline, the closure of underperforming stores, and increases in selling, general and administrative expenses related to bank fees, financing termination fees, professional and legal advisory fees incurred with the proposed acquisition, expenses related to store closures, and increased advertising expenses in connection with the Company’s growth strategy.

Interest Expense, Net

Net interest expense for the second quarter of 2017 totaled $1.4 million or 0.3% of sales compared to $0.6 million or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the second quarter of 2017 was less than 0.1% compared to 39.9% in the second quarter of 2016. The rate change was primarily driven by a valuation allowance against the Company’s deferred tax asset recorded in 2017.

Net Loss

Net loss for the second quarter of 2017 was $29.5 million or $0.78 per share compared to a net loss of $6.9 million or $0.18 per share in 2016, an increase of $22.6 million. The increase in net loss is primarily attributable to a $15.1 million increase in selling, general and administrative expenses as detailed above, a $4.6 million increase in valuation allowance against the Company’s deferred tax asset, a $2.1 million decrease in gross profit driven by planned store closures and increases in interest expense.

Twenty-Six Weeks Ended July 29, 2017 and July 30, 2016

Sales

Net sales for the first six months of 2017 decreased to $1.040 billion from $1.079 billion in 2016, a year-over-year decrease of $38.9 million or 3.6%. On a comparable store basis, sales decreased 0.8% compared to a 0.6% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the first six months decreased 6.9% to $487.1 million from $523.1 million in 2016. This was driven by the closure of underperforming stores in first quarter of 2017 and sales decreases in general merchandise departments such as promotional inventory and tobacco, partially offset by sales increases in beverages and toys.

The Company’s pharmacy department sales for the first six months were 52.5% of total sales in 2017 compared to 50.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 1.3% over 2016, with third party prescription sales representing approximately 93% of total pharmacy department sales in both years. The specialty pharmacy department continues to experience increased sales while the retail pharmacy department was impacted by pharmacy closures. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

The Company had 14 franchised locations at July 29, 2017 and 18 franchised locations at July 30, 2016. Sales to our franchised locations for the first six months of 2017 were $7.4 million (0.7% of sales) compared to $14.0 million (1.3% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the twenty-six weeks ended July 29, 2017 and July 30, 2016.

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Pharmacy	52.5%	50.1%
Consumables	25.4%	25.2%
Household Goods and Softlines	21.4%	23.4%
Franchise	0.7%	1.3%
Total Sales Mix	100.0%	100.0%

For the first six months of 2017, comparable store customer traffic decreased 4.7% over the prior period, while the average customer ticket increased 1.0% to $27.10.

Gross Profit

Gross profit for the first six months decreased to $258.9 million in 2017 from $269.5 million in 2016, a decrease of $10.6 million or 3.9%. The gross profit decrease was driven primarily by a sales decline related to the closure of 39 underperforming stores. Gross margin for the first six months, measured as a percentage of net sales, decreased to 24.9% in 2017 from 25.0% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months, including depreciation and amortization, increased to $321.2 million in 2017 (30.9% of sales) from $277.9 million in 2016 (25.8% of sales). This increase was primarily attributable to bank fees, financing termination fees, professional and legal advisory fees incurred in connection with the proposed acquisition of Rite Aid stores, expenses related to store closures, the development and implementation of the Company’s growth strategy, and increased advertising costs as a result of the Company’s marketing initiative.

Operating Loss

Operating loss for the first six months was $62.3 million in 2017 (6.0% of sales) compared to an operating loss of $8.5 million in 2016 (0.8% of sales). The change was due to a $10.6 million decrease in gross profit driven by underperforming store closures and a $43.2 million increase in selling, general and administrative expenses related to bank fees, financing termination fees, professional and legal advisory fees incurred with the proposed acquisition, expenses related to store closures, and increased advertising expenses in connection with the Company’s growth strategy.

Interest Expense, Net

Net interest expense for the first six months of 2017 totaled $2.7 million or 0.3% of sales compared to $1.1 million or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first six months of 2017 was (1.5%) compared to 40.9% in the same period of 2016. The rate change was primarily driven by a valuation allowance against the Company’s deferred tax asset recorded in 2017.

Net Loss

Net loss for the first six months was $66.0 million ($1.76 loss per share) in 2017 compared to a net loss of $5.7 million ($0.15 loss per share) in 2016. The change in net loss is primarily attributable to a $43.2 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, $10.6 million reduction in gross profit driven by sales decreases from closed stores, and a $1.6 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash provided by operating activities totaled $2.6 million during the twenty-six week period ended July 29, 2017 compared to net cash used in operating activities of $26.0 million in the same period of the prior year. Cash provided by operating activities in the first six months of 2017 primarily resulted from a decrease in inventory and accounts receivable balances and increases in operating liabilities, partially offset by a net loss.

Net cash used in investing activities totaled $8.1 million during the twenty-six week period ended July 29, 2017 and $21.6 million in the same period of the prior year. Capital expenditures in the second quarter of 2017 totaled $7.5 million compared to $13.1 million in 2016. The capital expenditures during 2017 consisted primarily of existing and remodeled store and pharmacy expenditures of $5.7 million, technology and other corporate expenditures of $1.4 million, and new store and pharmacy department growth of $0.4 million. The Company invested $1.9 million in acquisitions of script files in 2017 compared with $9.2 million in 2016.

Net cash provided by financing activities totaled $5.5 million during the twenty-six week period ended July 29, 2017 and $47.9 million in the same period of the prior year. The cash flows provided by financing activities of $10.7 million were driven by draws on our revolving line of credit compared to $52.7 million in 2016.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of July 29, 2017. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.05 of pretax earnings per share assuming borrowing levels of $125.0 million to $175.0 million throughout 2017.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended July 29, 2017 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the Company’s malware data security incident.  The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores.  The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions.  The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs.  The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company has now filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity, which is still pending before the court. Future costs or liabilities related to the incident may have a material adverse effect on the Company.  The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. The State filed and the Mississippi Supreme Court has accepted the State’s Petition for Interlocutory Appeal, despite the Company filing a Joint Response in opposition to the Petition. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.   The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion is still pending before the court. The Company filed and the Court Granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the Northern District of Alabama, the Company has filed a Motion to Consolidate the Taylor, Williams, and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s has opposed the Motion to Remand, and the Motion to Remand is still pending. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

In addition to the matters disclosed above, the Company is party to several pending legal proceedings and claims arising in the normal course of business.  Although the outcomes of these proceedings and claims against the Company cannot be determined with certainty, management of the Company is of the opinion that these proceedings and claims should not have a material adverse effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial statements as a whole. The Company has not made any material accruals for future losses related to these proceedings and claims as future losses are not considered probable at this time and estimates are unavailable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred’s Board authorized the expansion of the Company’s existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first six months of 2017, leaving 3.0 million shares available for repurchase at July 29, 2017.

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

FRED’S, INC.

Date: September 7, 2017	/s/ Michael K. Bloom
Michael K. Bloom
Chief Executive Officer

Date: September 7, 2017	/s/ Jason A. Jenne
Jason A. Jenne
Executive Vice President,
Chief Financial Officer and Secretary

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amendment to the Charter of Fred’s, Inc. dated June 27, 2017.	8-K	001-14565	3.1	June 28, 2017
3.2	Amendment No. 1 to the Amended and Restated Bylaws of Fred’s Inc., dated June 15, 2017.	8-K	001-14565	3.1	June 16, 2017
4.1	Rights Agreement, dated as of June 27, 2017 between Fred’s, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent.	8-K	001-14565	4.1	June 28, 2017
10.1	Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEF 14A	001-14565	Appendix A	May 16, 2017
10.2	First Amendment to the Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEFA14A	001-14565	Appendix A	May 31, 2017
10.3†	Second Amended and Restated Commitment Letter, dated as of June 9, 2017, by and among Fred’s, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Bank, Regions Capital Markets, a Division of Regions Bank, and Citizens Bank, N.A.	—	—	—	—
10.4†	Amended and Restated Commitment Letter, dated as of June 9, 2017, by and among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc. and certain of its affiliated funds, certain affiliated funds of Birch Grove Capital LP, Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Silver Point Specialty Credit Fund, L.P., Tennenbaum Capital Partners, LLC, Great American Capital Partners, LLC, certain affiliated funds of Apollo Global Management, certain affiliated funds of Cerberus Business Finance LLC, KKR Credit Advisors US LLC and certain of its affiliates, managed funds and accounts, and White Oak Asset Finance.	—	—	—	—
10.5	Form of Indemnification Agreement.	8-K	001-14565	10.1	June 16, 2017

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Fourth Amendment to Credit Agreement, First Amendment to Amended and Restated Addendum to Credit Agreement and First Amendment to Security Agreement, dated as of July 31, 2017, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 3, 2017
10.7	Amended and Restated Cooperation Agreement, dated August 11, 2017, by and between Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	August 14, 2017
31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—
31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—
32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—	—	—
101.INS	XBRL Instance Document	—	—	—	—
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—

†	Filed herewith.

††	Furnished herewith.