Form 10-Q
period 2017-10-28
FREDS INC
filed 2017-12-07
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.

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

The registrant had 38,228,480 shares of Class A voting, no par value common stock outstanding as of December 1, 2017.

FRED’S, INC.

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of October 28, 2017 (unaudited) and January 28, 2017	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-nine Weeks Ended October 28, 2017 (unaudited) and October 29, 2016 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Thirty-nine Weeks Ended October 28, 2017 (unaudited) and October 29, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 28, 2017 (unaudited) and October 29, 2016 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	23

Part II - Other Information	24-26

Item 1 – Legal Proceedings
Item 1A – Risk Factors
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults Upon Senior Securities
Item 4 – Mine Safety Disclosures
Item 5 – Other Information
Item 6 – Exhibits

Signatures	27

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	October 28, 2017	January 28,
	(unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,113	$5,830
Inventories	317,220	331,809
Receivables, less allowance for doubtful accounts of $2,639 and $1,952, respectively	56,922	51,668
Other non-trade receivables	30,597	33,954
Prepaid expenses and other current assets	10,898	11,945
Total current assets	420,750	435,206
Property and equipment, at depreciated cost	121,324	130,922
Goodwill	41,490	41,490
Other intangibles, net	69,972	85,685
Other noncurrent assets, net	999	6,104
Total assets	$654,535	$699,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,943	$147,340
Current portion of indebtedness	63	60
Accrued expenses and other	83,897	64,648
Total current liabilities	236,903	212,048
Long-term portion of indebtedness	168,196	128,388
Deferred income taxes	3,261	1,974
Other noncurrent liabilities	27,873	19,801
Total liabilities	436,233	362,211

Commitments and contingencies (see Note 9-Legal Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series C junior participating voting, $60 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,228,255 and 37,940,040 shares issued and outstanding, respectively	123,836	118,090
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Retained earnings	94,000	218,640
Accumulated other comprehensive income	466	466
Total shareholders’ equity	218,302	337,196
Total liabilities and shareholders’ equity	$654,535	$699,407

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	$493,585	$516,645	$1,533,742	$1,595,696
Cost of goods sold	398,967	405,439	1,180,213	1,215,030
Gross profit	94,618	111,206	353,529	380,666

Depreciation and amortization	10,970	12,002	33,892	35,326
Selling, general and administrative expenses	133,401	143,266	431,665	397,882
Operating loss	(49,753)	(44,062)	(112,028)	(52,542)

Interest expense	1,647	560	4,371	1,685
Loss before income taxes	(51,400)	(44,622)	(116,399)	(54,227)

Provision (benefit) for income taxes	415	(6,229)	1,394	(10,162)
Net Loss	$(51,815)	$(38,393)	$(117,793)	$(44,065)

Net loss per share
Basic	$(1.38)	$(1.05)	$(3.14)	$(1.20)

Diluted	$(1.38)	$(1.05)	$(3.14)	$(1.20)

Weighted average shares outstanding
Basic	37,626	36,810	37,481	36,768
Effect of dilutive stock options	—	—	—	—
Diluted	37,626	36,810	37,481	36,768

Dividends per common share	$0.06	$0.06	$0.18	$0.18

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  LOSS

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net loss	$(51,815)	$(38,393)	$(117,793)	$(44,065)
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	—	—	—

Comprehensive loss	$(51,815)	$(38,393)	$(117,793)	$(44,065)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(117,793)	$(44,065)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	33,892	35,326
Net (gain) loss on asset disposition	30	(391)
Provision for store closures and asset impairment	21,878	24,114
Stock-based compensation	4,843	2,209
Provision (recovery) for uncollectible receivables	687	(1,041)
LIFO (credit) charge	270	3,178
Deferred income tax benefit (charge)	1,286	(10,038)
Amortization of debt issuance costs	182	79
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(2,951)	4,481
Insurance receivables	395	(147)
Inventories	(2,762)	(45,282)
Other assets	6,153	(675)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	25,867	45,158
Income taxes payable	(28)	183
Other noncurrent liabilities	8,073	(901)
Net cash provided by (used in) operating activities	(19,978)	12,188

Cash flows provided by (used in) investing activities:
Capital expenditures	(12,832)	(20,315)
Proceeds from asset dispositions	1,276	1,868
Insurance recoveries for replacement assets	—	316
Asset acquisition, net (primarily intangibles)	(1,853)	(11,934)
Net cash used in investing activities	(13,409)	(30,065)

Cash flows provided by (used in) financing activities:
Payments of indebtedness and capital lease obligations	(45)	(606)
Proceeds from revolving line of credit	715,228	689,853
Payments on revolving line of credit	(675,065)	(665,180)
Debt issuance costs	(489)	—
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(112)	305
Cash dividends paid	(6,847)	(6,720)
Net cash provided by financing activities	32,670	17,652

Decrease in cash and cash equivalents - total net change	(717)	(225)
Cash and cash equivalents:
Beginning of year	5,830	5,917
End of period	$5,113	$5,692

Supplemental disclosures of cash flow information:
Interest paid	$4,371	$1,685
Income taxes refunded	$(2,002)	$(1,693)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “Fred’s Pharmacy”, “We”, “Our”, “Us” or “Company”) operate, as of October 28, 2017, 597 discount general merchandise stores and three specialty pharmacy-only locations, in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 13 franchised locations. There are 349 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

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

The results of operations for the thirteen week and thirty-nine week periods ended October 28, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company will account for breakage of stored-value product liabilities consistent with the guidance in Topic 606. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $31.6 million and $39.5 million at October 28, 2017 and January 28, 2017, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $53.1 million at October 28, 2017 and $52.8 million at January 28, 2017.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at October 28, 2017 is $19.9 million, with the corresponding amount of $19.1 million at January 28, 2017.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2017, there was $9.2 million (including $1.2 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives.

The Company utilized $0.5 million (including $0.2 million for the accelerated recognition of freight capitalization expense) of impairment charges in the first quarter of 2017 and $1.4 million (including $0.2 million for the accelerated recognition of freight capitalization expense) in the second quarter of 2017. In the third quarter of 2017, the Company recorded additional impairment charges related to the 2016 inventory clearance of product in the amount of $1.5 million. The Company also utilized $2.7 million of existing impairment charges (including $0.3 million for the accelerated recognition of freight capitalization expense).

During the third quarter of 2017, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $15.6 million (including $1.3 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance October 28, 2017

Inventory markdown on low-productive inventory (2016 initiatives)	$8.0	1.5	(3.9)	$5.6
Inventory provision for freight capitalization expense (2016 initiatives)	1.2	—	(0.7)	0.5
Inventory markdown on low-productive inventory (2017 initiatives)	—	14.3	—	14.3
Inventory provision for freight capitalization expense (2017 initiatives)	—	1.3	—	1.3
Total	$9.2	$17.1	$(4.6)	$21.7

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

(in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Stock option expense	$357	$468	$1,326	$349
Restricted stock expense	1,074	185	3,089	1,698
ESPP expense	244	60	428	162
Total stock-based compensation	$1,675	$713	$4,843	$2,209

Income tax benefit on stock-based compensation	$414	$131	$1,206	$510

The fair value of each option granted during the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock Options
Expected volatility	46.1%	33.4%	41.8%	33.3%
Risk-free interest rate	1.9%	1.3%	2.1%	1.4%
Expected option life (in years)	5.84	5.84	5.84	5.84
Expected dividend yield	1.98%	1.81%	1.87%	1.80%

Weighted average fair value at grant date	$2.44	$3.33	$4.20	$3.87

Employee Stock Purchase Plan
Expected volatility	86.1%	57.4%	82.2%	59.0%
Risk-free interest rate	1.0%	0.9%	1.0%	0.9%
Expected option life (in years)	0.75	0.75	0.50	0.50
Expected dividend yield	1.24%	1.19%	0.81%	0.79%

Weighted average fair value at grant date	$7.95	$4.01	$6.86	$3.74

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. There were 59,210 shares issued during the thirty-nine weeks ended October 28, 2017. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of October 28, 2017, there were 626,697 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended October 28, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 28, 2017	1,607,656	$13.55	6.0	$2,070
Granted	234,312	11.93
Cancelled	(275,616)	13.29
Exercised	—	—
Outstanding at October 28, 2017	1,566,352	$13.35	5.4	—

Exercisable at October 28, 2017	385,799	$15.10	4.5	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended October 28, 2017 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of October 28, 2017, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of options vested during the thirty-nine weeks ended October 28, 2017 was $1.1 million.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended October 28, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at January 28, 2017	598,784	$15.08
Granted	315,716	9.65
Forfeited / Cancelled	(39,363)	16.00
Vested	(333,665)	14.09
Non-vested Restricted Stock at October 28, 2017	541,472	$12.34

The aggregate pre-tax intrinsic value of restricted stock outstanding as of October 28, 2017 is $2.6 million with a weighted average remaining contractual life of 7.1 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended October 28, 2017 was $4.3 million.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of October 28, 2017 and January 28, 2017. There were $154.5 million and $114.3 million of borrowings on the Company’s revolving line of credit as of October 28, 2017 and January 28, 2017, respectively. Refer to Note 10 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	October 28, 2017		January 28, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$154,493	$154,493	$114,331	$114,331
Mortgage loans on land & buildings	1,594	1,811	1,639	1,881
Notes Payable	13,000	12,611	13,000	12,740

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	October 28, 2017	January 28, 2017
Property and equipment, at cost:

Buildings and building improvements	$118,649	$117,501
Leasehold improvements	86,599	86,019
Automobiles and vehicles	4,940	5,029
Airplane	4,697	4,697
Furniture, fixtures and equipment	285,317	288,868
	500,202	502,114
Less: Accumulated depreciation and amortization	(389,593)	(381,579)
	110,609	120,535
Construction in progress	2,134	1,806
Land	8,581	8,581
Total Property and equipment, at depreciated cost	$121,324	$130,922

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

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. None of the remaining $0.5 million impairment charges were utilized as of October 28, 2017.

During fiscal 2016, a decision was made to close 39 underperforming stores in fiscal year 2017, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters. During the first quarter of 2017, the locations were closed and the Company utilized the remaining balance of $4.2 million of impairment charges relating to the 2016 planned store closures. None of the impairment charges relating to the corporate headquarters were utilized as of October 28, 2017.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of October 28, 2017.

In the third quarter of 2017, a decision was made to sell the Company-owned airplane. The sale was completed in the fourth quarter, and an impairment charge of $2.6 million was recorded in the third quarter related to the planned sale of this asset.

Inventory

As discussed in Note 2 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, “Inventories,” we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the third quarter of 2016, the Company recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in 39 stores that were planned for closure in 2017. In the fourth quarter of 2016, an additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million of the acceleration recognition of freight cap expense was utilized, leaving $4.1 million (including $1.1 million for the accelerated recognition of freight capitalization expense) at the end of 2016. In the first quarter of 2017, the locations were closed and the Company utilized the full amount of the inventory adjustment charges including the accelerated recognition of freight capitalization expense.

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

During fiscal 2016, the Company increased the lease liability for stores closed between 2014 and 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. In the first quarter of 2017, $0.1 million of this reserve was utilized. The amount of liability utilized during the second and third quarters of 2017 was less than $0.1 million, leaving $0.1 million at October 28, 2017.

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. In the second quarter of 2017, $1.1 million was utilized. In the third quarter of 2017, $0.5 million was utilized, leaving $6.6 million at October 28, 2017.

The following table illustrates the exit and disposal activity related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance October 28, 2017

Impairment charge for the sale of the Company-owned airplane	$—	$2.6	$—	$2.6
Impairment charge for the disposal of fixed assets for 2017 planned closures	—	0.8	—	0.8
Impairment charge for the disposal of intangible assets for 2017 planned closures	—	1.4	—	1.4
Impairment charge for the disposal of fixed assets for 2016 planned closures	2.0	—	(2.0)	—
Impairment charge for the disposal of intangible assets for 2016 planned closures	2.2	—	(2.2)	—
Impairment charge for the disposal of fixed assets for corporate office	3.6	—	—	3.6
Impairment charge for the disposal of fixed assets for 2014 planned closures	0.5	—	—	0.5
Inventory markdowns for 2016 planned closures	3.0	—	(3.0)	—
Inventory provision for freight capitalization expense, 2016 planned closures	1.1	—	(1.1)	—
Subtotal	$12.4	$4.8	$(8.3)	$8.9
Lease contract termination liability, 2014 - 2016 closures	0.2	—	(0.1)	0.1
Lease contract termination liability, 2017 closures	—	8.2	(1.6)	6.6
Total	$12.6	$13.0	$(10.0)	$15.6

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	October 28, 2017	October 29, 2016	January 28, 2017

Accumulated other comprehensive income	$466	$475	$765
Amortization of post-retirement benefit	—	—	(299)
Ending balance	$466	$475	$466

NOTE 8: RELATED PARTY TRANSACTIONS

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a former director of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores’ leases of the Company with unrelated landlords. The total rental payments made to related party leases were $392.9 thousand and $396.8 thousand for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc., who became employees of Fred’s as part of the acquisition. As of October 28, 2017, the sellers were former employees. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit.

NOTE 9: LEGAL CONTINGENCIES

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

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

NOTE 10: INDEBTEDNESS

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility. The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. On July 31, 2017 the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points. The Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $154.5 million of borrowings outstanding and $100.7 million, net of borrowings and letters of credit, remaining available under the Agreement at October 28, 2017.

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

In connection with the aforementioned commitment letters, the Company incurred approximately $30 million of debt issuance costs. These costs are reflected in selling, general and administrative expenses in the Statement of Operations. The $25 million termination fee paid by Walgreens, on June 30, 2017, discussed in Note 1: Basis of Presentation, partially offset these costs.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred’s stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.6 million outstanding at October 28, 2017. The weighted average interest rate on mortgages outstanding at October 28, 2017 was 7.40%. The debt is collateralized by the land and buildings.

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

NOTE 12: SUBSEQUENT EVENT

On December 6, 2017, the Company announced that it has cancelled its quarterly cash dividend and amended the Company’s previously authorized 2012 share repurchase program. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date of this filing, no shares have been repurchased under the amended program.

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

The words “outlook”, “guidance”, “may”, “should”, “could”, “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores and increasing our pharmacy department presence in new and existing stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees, including errors committed by our employees or litigation involving our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the person information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness; (xxv) our acquisitions and the ability to effectively integrate businesses that we acquire; and (xxvi) our ability to pay dividends.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

GENERAL

Executive Overview

As of October 28, 2017, Fred’s and its subsidiaries operate 597 general merchandise and pharmacy stores, including 13 franchised locations and three specialty pharmacy-only locations. With unique store formats and strategies that combine the best elements of a value-focused retailer with a healthcare-focused drug store, Fred’s stores offer frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections.

Progress on Turnaround

In the third quarter, Fred’s continued executing its turnaround strategy. The team remains committed to delivering long-term growth and value creation and is continuing to focus on driving traffic, reducing selling, general and administrative expenses, generating free cash flow and lowering debt.

Some key actions already being taken that support the Company’s key focus points include:

●	A recent reduction in workforce which will result in savings on a go forward basis;

●	Implementation of zero-based budgeting, which is becoming the foundation of all selling, general and administrative expense reduction initiatives. Lowering selling general and administrative expenses will allow Fred’s to generate free cash flow, repayment of debt, and reinvestment in the business to drive growth and improve profitability; and
●	Implementation of new processes to mitigate the risk of building slower turning inventory in the future.

Strategic Initiatives

Fred’s has furthered its efforts to turn around the Company and the team remains committed to accelerating its strategy going forward. Efforts remain squarely focused on the following key priorities:

●	Driving traffic into stores;
●	Reducing selling, general and administrative expenses;
●	Generating free cash flow; and
●	Repayment of debt

Front Store

We continue to make changes to Front Store that we believe will contribute to growth over 2018 and beyond. We are encouraged by the results of changes implemented thus far which include:

●	The tobacco category supply chain, replenishment technology, pricing, assortment and marketing have all been improved, resulting in positive trends in this category;
●	Rolled out the high-traffic category of beer to approximately 150 stores and wine to approximately 50 stores and are on track to complete the rollout to the remaining stores where beer and wine sales are allowed in 2018;
●	Plans to go live with the traffic driving business of lottery in a 20-store test market in December;
●	Kicked off an everyday low-price endcap program, and the preliminary results indicate that this could be a driver of incremental sales and traffic; and
●	Implemented scan based trading in reading glass and sunglass to enable Fred’s to sell inventory back to the supplier, improving free cash flow.

Retail Pharmacy

The Retail Pharmacy business continued its improvement initiatives during the third quarter, with increases in generic dispensing rate, improvements in gross profit margins, and a reduction of inventory levels year-over-year.

As Fred’s works to continue the improvements in Retail Pharmacy, the team is focused on the execution of key initiatives, including:

●	Executing its immunization program which has resulted in year-over-year revenue growth;
●	Expanding its 340B program in an effort to help customers and healthcare partners gain access to more affordable drugs;
●	Deepening relationships with payors to gain access to new networks, resulting in the potential to drive increased traffic and more prescriptions; and
●	Continuing aggressive inventory management by reducing inventory levels and analyzing the profitability of every script filled while delivering excellent care to patients.

Specialty Pharmacy

In Specialty Pharmacy, Fred’s is continuing to build on the momentum from previous quarters and investments in this department’s people, technology and portfolio of therapies. Specific initiatives related to Specialty Pharmacy include:

●	Leveraging relationships with payor partners to expand network access;
●	Continuing to develop relationships with pharmaceutical manufacturers to accelerate growth into new therapies and revenue streams;
●	Diversifying therapy mix and physician referral base, which positions the Company for new drug introductions in the future; and
●	Continuing the development of new technology investments which will improve decision making, data flow and patient care.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2017 and October 29, 2016

Sales

Net sales for the third quarter of 2017 decreased to $493.6 million from $516.6 million in 2016, a year-over-year decrease of $23.0 million or 4.5%. On a comparable store basis, sales decreased 0.8% compared to a 3.8% decrease in the same period last year. Certain departmental prior year sales amounts have been adjusted to conform to current year presentation.

General merchandise (non-pharmacy) sales for the third quarter decreased 6.1% to $218.3 million from $232.6 million in 2016. This was driven by the closure of underperforming stores in the first quarter of 2017. In addition, we experienced sales decreases in promotional inventory, food, paper and tobacco categories, partially offset by increases in pet, electronic, prepaid phone cards, small seasons and cosmetics categories.

The Company’s pharmacy department sales were 55.1% of total sales in 2017 compared to 53.7% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 2.1% from 2016, with third party prescription sales representing approximately 96% of total pharmacy department sales in both years. The specialty pharmacy department continues to experience increased sales while the retail pharmacy department was adversely impacted by pharmacy closures. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of pharmacy departments in existing store locations.

The Company had 13 franchised locations at October 28, 2017 and 18 franchised locations as of October 29, 2016. Sales to our franchised locations during 2017 were $3.7 million (0.7% of sales) compared to $6.5 million (1.3% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended October 28, 2017 and October 29, 2016.

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Pharmacy	55.1%	53.7%
Consumables	25.8%	24.8%
Household Goods and Softlines	18.4%	20.2%
Franchise	0.7%	1.3%
Total Sales Mix	100.0%	100.0%

For the third quarter of 2017, comparable store customer traffic decreased 3.0% from the prior period, while the average customer ticket increased 2.2% to $26.68.

Gross Profit

Gross profit for the third quarter decreased to $94.6 million in 2017 from $111.2 million in 2016, a decrease of $16.6 million or 14.9%. The gross profit decrease was partially driven by a sales decline related to the closure of 39 underperforming stores and partially by the increase in promotional activity to drive traffic and reduce inventory. In addition gross profit in the third quarter in both years was impacted by the recording of a markdown reserve for low productive inventory. Gross margin for the quarter, measured as a percentage of net sales, decreased to 19.2% in 2017 from 21.5% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter, including depreciation and amortization, decreased to $144.4 million in 2017 (29.3% of sales) from $155.3 million in 2016 (30.0% of sales). The decrease in expenses is primarily driven by the closure of 39 underperforming stores. The decrease was partially offset by fixed asset impairment charges resulting from the sale of a corporate airplane recorded in the third quarter of 2017 as well as by an increase in professional and advisory fees relating to our strategic initiatives.

Operating Loss

Operating loss for the third quarter of 2017 was $49.8 million or 10.1% of sales compared to an operating loss of $44.1 million in 2016 or 8.5% of sales. The increase in operating loss was driven by the $16.6 million decrease in gross profit driven by the sales decline from the closure of underperforming stores and an increase in promotional activity to drive traffic and reduce inventory, which was partially offset by a $10.9 million decrease in expenses mainly coming from the closure of 39 underperforming stores.

Interest Expense, Net

Net interest expense for the third quarter of 2017 totaled $1.6 million or 0.3% of sales compared to $0.6 million or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the third quarter of 2017 was (0.8%) compared to 14.0% in the third quarter of 2016. The rate change was primarily driven by the amount of valuation allowance against the Company’s deferred tax asset recorded in both years.

Net Loss

Net loss for the third quarter of 2017 was $51.8 million or $1.38 per share compared to a net loss of $38.4 million or $1.05 per share in 2016, an increase of $13.4 million. The increase in net loss was mainly driven by a $16.6 million decrease in gross profit as detailed above, an increase of $1.0 million in interest expense and a decrease of $6.6 million in income tax benefit due to a higher amount of valuation allowance recorded in the third quarter of 2017. The increase in net loss was partially offset by a $10.9 million decrease in expenses mainly due to closure of 39 underperforming stores.

Thirty-nine Weeks Ended October 28, 2017 and October 29, 2016

Sales

Net sales for the first nine months of 2017 decreased to $1.534 billion from $1.596 billion in 2016, a year-over-year decrease of $62.0 million or 3.9%. On a comparable store basis, sales decreased 0.8% compared to a 1.7% decrease in the same period last year. Certain departmental prior year sales amounts have been adjusted to conform to current year presentation.

General merchandise (non-pharmacy) sales for the first nine months decreased 7.1% to $705.4 million from $759.2 million in 2016. This was partially driven by the closure of underperforming stores in first quarter of 2017 and sales decreases in general merchandise departments such as promotional inventory and tobacco, partially offset by sales increases in beverages and prepaid phone cards.

The Company’s pharmacy department sales for the first nine months were 53.3% of total sales in 2017 compared to 51.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department increased 0.2% over 2016, with third party prescription sales representing approximately 95% of total pharmacy department sales in both years. The specialty pharmacy department continues to experience increased sales while the retail pharmacy department was impacted by pharmacy closures. The Company’s pharmacy department continues to benefit from an ongoing program of purchasing prescription files from independent pharmacies as well as the addition of specialty pharmacy and pharmacy departments in existing store locations.

The Company had 13 franchised locations at October 28, 2017 and 18 franchised locations at October 29, 2016. Sales to our franchised locations for the first nine months of 2017 were $11.0 million (0.7% of sales) compared to $20.6 million (1.3% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirty-nine weeks ended October 28, 2017 and October 29, 2016.

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Pharmacy	53.3%	51.1%
Consumables	25.1%	24.9%
Household Goods and Softlines	20.9%	22.7%
Franchise	0.7%	1.3%
Total Sales Mix	100.0%	100.0%

For the first nine months of 2017, comparable store customer traffic decreased 4.2% over the prior period, while the average customer ticket increased 3.4% to $26.96.

Gross Profit

Gross profit for the first nine months decreased to $353.5 million in 2017 from $380.7 million in 2016, a decrease of $27.2 million or 7.1%. The gross profit decrease was driven primarily by a sales decline related to the closure of 39 underperforming stores and partially by the increase in promotional activity to drive traffic and reduce inventory. Gross margin for the first nine months, measured as a percentage of net sales, decreased to 23.1% in 2017 from 23.9% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months, including depreciation and amortization, increased to $465.6 million in 2017 (30.4% of sales) from $433.2 million in 2016 (27.2% of sales). This increase was primarily attributable to bank fees, financing termination fees, professional and legal advisory fees incurred in connection with the proposed acquisition of Rite Aid stores which was partially offset by a $25 million termination fee payment from Walgreens on June 30, 2017, expenses related to store closures, the development and implementation of the Company’s turnaround strategy. The increase was partially offset by decrease in expenses driven by the closure of 39 underperforming stores.

Operating Loss

Operating loss for the first nine months was $112.0 million in 2017 (7.3% of sales) compared to an operating loss of $52.5 million in 2016 (3.3% of sales). The change was due to a $27.2 million decrease in gross profit mainly driven by underperforming store closures and a $32.4 million increase in selling, general and administrative expenses related to bank fees, financing termination fees, professional and legal advisory fees incurred with the proposed acquisition, expenses related to store closures.

Interest Expense, Net

Net interest expense for the first nine months of 2017 totaled $4.4 million or 0.3% of sales compared to $1.7 million or 0.1% in the same period of prior year.

Income Taxes

The effective income tax rate for the first nine months of 2017 was (1.2%) compared to 18.7% in the same period of 2016. The rate change was primarily driven by a change in the amount of valuation allowance against the Company’s deferred tax asset recorded in both years.

Net Loss

Net loss for the first nine months was $117.8 million ($3.14 loss per share) in 2017 compared to a net loss of $44.1 million ($1.20 loss per share) in 2016. The change in net loss is primarily attributable to a $32.4 million increase in selling, general and administrative expenses as detailed in the Selling, General and Administrative Expenses section above, $27.2 million reduction in gross profit driven by sales decreases from closed stores, $11.6 million decrease in income tax benefit and a $2.7 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $20.0 million during the thirty-nine week period ended October 28, 2017 compared to net cash provided by operating activities of $12.2 million in the same period of the prior year. Cash used in operating activities in the first nine months of 2017 primarily resulted from a net loss of $117.8 million, decreased by depreciation and amortization of $33.9 million, provisions for store closures and asset impairments of $21.9 million, partially offset by the increase in accounts payable, accrued expenses and other non-current liabilities of $33.9 million total and a decrease in other assets of $6.2 million.

Net cash used in investing activities totaled $13.4 million during the thirty-nine week period ended October 28, 2017 and $30.1 million in the same period of the prior year. Capital expenditures in the first nine months of 2017 totaled $12.8 million compared to $20.3 million in 2016. The capital expenditures during 2017 consisted primarily of existing and remodeled store and pharmacy expenditures of $9.2 million, technology and other corporate expenditures of $2.4 million, distribution center related expenditures of $0.8 million and new store and pharmacy department growth of $0.4 million. The Company invested $1.9 million in acquisitions of script files in 2017 compared with $11.9 million in 2016.

Net cash provided by financing activities totaled $32.7 million during the thirty-nine week period ended October 28, 2017 and $17.7 million in the same period of the prior year. The cash flows provided by financing activities of $40.2 million were driven by draws on our revolving line of credit compared to $24.7 million in 2016.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of October 28, 2017. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.05 of pretax earnings per share assuming borrowing levels of $125.0 million to $175.0 million throughout 2017. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended October 28, 2017 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the United States District Court, Middle District of Alabama related to the data security incident. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has general liability policy with a $10 million limit and $350,000 deductible. The $350,000 deductible represents the Company’s estimate of potential exposure related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. On February 16, 2012, Fred’s Board authorized the expansion of the Company’s existing stock repurchase program by increasing the authorization to repurchase an additional 3.6 million shares or approximately 10% of the current outstanding shares. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. No repurchases were made in the first nine months of 2017, leaving 3.0 million shares available for repurchase at October 28, 2017.

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date of this filing, no shares have been repurchased under the amended program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Amended and Restated Rights Agreement, dated as of September 18, 2017 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-14565	4.1	September 18, 2017

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
32††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-
101.INS	XBRL Instance Document	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	-	-	-	-

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: December 7, 2017	/s/ Michael K. Bloom
Michael K. Bloom
Chief Executive Officer

Date: December 7, 2017	/s/ Jason A. Jenne
Jason A. Jenne
Executive Vice President,
Chief Financial Officer and Secretary