Form 10-K
period 2018-02-03
FREDS INC
filed 2018-05-04
CIK 724571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Global Select Market, Inc. on July 29, 2017 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $121 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of April 27, 2018, there were 37,127,059 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of April 27, 2018, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2018 annual stockholders meeting, to be filed within 120 days of the registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K (the “Form 10-K) by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not to be deemed filed as part of this Form 10-K.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the personal information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness and; (xxv) our acquisitions and the ability to effectively integrate businesses that we acquire.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “The Company”) was founded in 1947 and operates 584 Company-owned stores, including 48 express stores (or “Xpress” stores) and 3 specialty pharmacy-only locations (now classified as Assets Held-for-Sale) as of February 3, 2018 in fifteen states primarily in the southeastern United States. In addition to the Company-owned stores, there were 12 franchised stores operating under the Fred's name, one of which has a pharmacy department. Fred's stores generally serve low, middle and fixed income families located in small- to medium-sized towns. There were 348 full-service pharmacies, which are included in the Company-owned and franchise locations. The Company is headquartered in Memphis, Tennessee.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. The specialty pharmacy business met the criteria for “Assets held for Sale” in accordance with Accounting Standards Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment as of February 3, 2018. The Specialty Pharmacy assets and liabilities are reflected as “Assets Held-for-Sale” on the consolidated balance sheets in accordance with ASC 360. In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Excluding the “Assets Held-for-Sale” subsection, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from Fred’s continuing operations.

Fred's stores stock over 14,000 items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, consistent availability of products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. Fred's Company-owned, full-service stores had an average selling space of 14,694 square feet and had average sales of $3,091,448 in fiscal 2017.

The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015, as used herein, refer to the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017 had 53 weeks, and the fiscal years 2016 and 2015 each had 52 weeks.

Business Strategy

The Company’s strategy is to offer its customers in small to mid-size markets an assortment of value-priced general merchandise offered in a convenient setting, along with access to safe and affordable health care solutions in locations that contain pharmacies. Of the Company’s 584 stores, 348 offer pharmacy services and pharmacy revenues account for over 45% of total revenue.

Fred’s operations are typically managed at the individual store level, with primary goods offered at each of these locations consisting of general merchandise, or “Front Store” and pharmacy which consists of retail pharmacy and specialty pharmacy (which is now classified as Assets Held-for-Sale).

Front Store – The Company’s front store merchandise strategy emphasizes convenience and value. The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy and an “Everyday Low Pricing” program that focuses on strong values daily, while controlling the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail and newspaper advertising. Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 58% of our company-owned stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's full-service stores have a customer-centric assortment and easy checkouts. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 14,000 general merchandise items. The selection of merchandise is supplemented by seasonal specials, private label products, surprise and delight items, and the inclusion of pharmacy departments in 348 of its stores.

Pharmacy - Approximately 73% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. In 2017, Fred’s aligned its leadership and focused its pharmacy organization to drive scripts into our stores, improve service to patients and train teams to ensure a consistent and reliable experience at every store for every patient. The Company has revised its reimbursement strategies, expanded its 340B program and launched store and community-specific marketing campaigns. Additionally, the Company initiated a pharmacist outreach program to win back patients, as well as a health services platform. Through Fred’s many relationships with hospitals and payors, we will continue to leverage our pharmacists, who are already the most accessible go-to healthcare professionals for a wide variety of preventive care, screening and disease management services. The Company launched a number of programs that it believes will yield long-term sustainable results by improving the patient experience in the store, driving top line sales and script comps, and improving overall pharmacy margins.

Turnaround Strategy

The Company’s investments in experienced talent, process, technology and infrastructure are building a foundation for increased long-term growth, profitability and shareholder value. Management’s focus in the near term is on improving gross margin, reducing operating costs, increasing free cash flow and reducing debt. Once this turnaround is solidly executed, efforts to grow sales volume will be accelerated.

As part of its turnaround, the Company is rolling out a series of initiatives to improve profitability and cash flow. Fred’s has undertaken multiple initiatives to:

●	Improve gross margins through greater reliance on private label merchandise;
●	Expand the rollout of beer and wine;
●	Rationalize the number of Front Store SKU’s;
●	Increase supply chain efficiencies and reduce costs;
●	Improve the efficiency of marketing, reducing absolute spending by optimizing circular distribution and leveraging digital assets;
●	Maintain a “zero-based” budgeting process to reduce unnecessary spending;
●	Rank cash flow performance of all stores to determine where investments should be made or reduced;
●	Adding lottery kiosks to stores, where permitted;
●	Launching a pharmacist outreach program to win back patients;
●	Limit capital expenditures to “break/fix;” and
●	Raise cash by monetizing non-core assets.

Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business for sale. As a result of this decision, Fred’s reclassified its specialty pharmacy business from continuing operations to discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The specialty pharmacy business operations have been segregated from continuing operations. All disclosures throughout Part I of this Form 10-K exclude the specialty pharmacy business.

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

Xpress sales, as a percentage of total sales, for 2017, 2016 and 2015 were 8.1%, 8.5% and 8.8%, respectively and gross profit, as a percentage of total gross profit, for the same time periods was 7.6%, 7.3% and 8.0%, respectively.

The following tables set forth certain information with respect to stores and pharmacies for each of the last five fiscal years:

	2017	2016	2015	2014	2013
Full-service stores open at the beginning of the year	573	581	579	630	644
Full-service stores opened/acquired	4	2	3	6	11
Full-service stores closed	(41)	(10)	(1)	(57)	(25)
Full-service stores open at the end of the year	536	573	581	579	630

Xpress stores open at the beginning of the year	55	60	62	53	47
Xpress stores opened/acquired	-	1	6	18	14
Xpress stores closed	(5)	(5)	(5)	(5)	(5)
Xpress stores converted to full-service stores	(2)	(1)	(3)	(4)	(3)
Xpress stores open at the end of the year	48	55	60	62	53

Total Company-owned stores	584	628	641	641	683

Franchise stores at end of period	12	16	18	19	21

Total Fred's retail stores	596	644	659	660	704

Number of stores with pharmacies at the end of the year (1)	348	362	372	376	361

Total selling square feet of full-service stores (in thousands)	7,876	8,451	8,600	8,536	9,355

Average selling square feet per full-service store	14,694	14,749	14,802	14,743	14,848

(1) Pharmacies are included in the count of full-service, Xpress and franchise stores.

Merchandising and Marketing

The discount retail and retail pharmacy industries in which the Company is engaged are highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates. Management believes that its knowledge of regional and local consumer preferences, developed over its 70 year history, enables the Company to compete very effectively within its region.

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

Purchasing

The Company’s primary front store buying activities are directed by the merchandising department. The merchandising department is made up of a staff of merchants and assistant merchants, some of whom purchase for multiple, similar general merchandise departments. The merchants are participants in an incentive compensation program, which is based upon both individual and total company performance metrics, all of which are designed to drive shareholder value. The Company purchases its merchandise from a wide variety of domestic and import suppliers. Many of the import suppliers generally require long lead times and orders are placed four to six months in advance of delivery. These products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars. The Supply Chain division manages all replenishment and forecasting functions using JDA software combined with the Company’s proprietary software which generates open-to-buy reports. Each merchandising category develops vendor line reviews and assortment plans and tests new products and programs to continually improve overall inventory productivity and in-stock positions.

In 2017, approximately 7.5% of the Company’s total purchases were from McLane Company Inc. (“McLane”). McLane purchases were 1.8% in 2016 and 0.0% in 2015. The increase in McLane purchases as a percent of total purchases is due to the company moving from regional vendors to stock tobacco, chilled and frozen grocery items, and certain candy and snack SKU’s to having McLane be the company’s sole provider of these goods. The Company believes that adequate alternative sources of products are available for these categories of merchandise should the need arise.

The Company’s prescription drugs are replenished through the pharmacy inventory management system and shipped directly from the Company’s primary pharmaceutical wholesaler, Cardinal Health, Inc. (“Cardinal Health”), to the pharmacies five days a week. Cardinal Health provides substantially all of the Company’s prescription drugs. During 2017, 2016 and 2015, approximately 43.5%, 43.2% and 44.0%, respectively, of the Company's total purchases were made from Cardinal Health. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Cardinal Health as its primary wholesaler, which continues through December 2021. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Cardinal Health, and those made from McLane mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for 2017, 2016 and 2015.

Sales Mix

The Company’s sales, which occur through Company-owned stores and to franchised Fred's stores, constitute a single reportable operating segment. The Company is organized around individual stores. The Company stores have similar economic characteristics, offer pharmaceuticals or general merchandise consistent with all other locations, and have discrete financial information. Each store therefore represents an operating segment that is aggregated into one reportable segment – the retail sale of general merchandise and pharmaceuticals.

The Company’s sales mix by major category for the preceding three years was as follows:

	For the Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Pharmacy	45.7%	45.0%	45.0%
Consumables	29.2%	27.6%	28.4%
Household Goods and Softlines	24.3%	26.0%	25.0%
Franchise	0.8%	1.4%	1.6%
Total Sales Mix	100.0%	100.0%	100.0%

While the sales mix for the Company overall is 45.7% pharmacy, up from 45.0% in 2016, the sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the Company’s full product line offerings. In 2017, the average customer transaction size for comparable stores was approximately $23.39, and the number of customer transactions totaled approximately 76 million. The average transaction size was approximately $22.94 in 2016 and $22.78 in 2015, and the customer transactions totaled approximately 80 million in 2016 and 82 million in 2015.

Fred's Brand products include health, beauty and personal care products, household cleaning supplies, disposable diapers, pet foods, paper products and a variety of general merchandise, food and beverage products. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our own brand initiative, we expanded our private label program in 2015 to include additional over-the-counter healthcare products and consumables and continued this expansion in 2016 and 2017.

The Company sells merchandise to its 12 franchised Fred's stores. These sales totaled approximately $15.1 million in 2017, $25.6 million in 2016 and $31.5 million in 2015. Franchise and other fees earned totaled approximately $0.7 million in 2017, $1.2 million in 2016 and $1.5 million in 2015. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. Two franchise locations were purchased by the Company from a franchisee in 2017 and two locations were closed. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.2% of net sales in 2017 compared to 1.1% in 2016, and 1.0% in 2015. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message. The Company utilizes circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image.

The Company executes, through its store managers, impactful in-store advertising displays and signage in order to increase impulse purchases. The Company also offers clearance events of seasonal merchandise and conducts sales and promotions of particular items.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m. Pharmacy departments typically close at 6:00 p.m. Monday through Saturday and are closed all day on Sunday. Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store. The Company’s district managers, Regional Vice Presidents and Executive Vice President of Store Operations supervise the management and operation of Fred's stores.

The Company has an incentive compensation plan for store managers, pharmacists, and district managers based on targeted profit goals. Among the factors included in determining profit goals are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. In 2015, the Company partnered with JDA Software Group, Inc. for a multi-year implementation of a new replenishment, allocation and space management planning system to significantly enhance and streamline those processes. The Company also utilizes OrderInsite, a pharmacy inventory management system designed to optimize our inventory and improve our in-stock position on pharmaceuticals. Additionally, the Company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores. The Company conducts annual physical inventory counts at all Fred's stores and uses radio frequency devices ("RF guns") to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee that services 289 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 295 stores (see Item 2: “Properties”). Approximately 33% of the general merchandise received by Fred's stores in 2017 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages, frozen foods and tobacco products) shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s warehouse management system is automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses weekly cycle counts throughout the year to ensure accuracy within the warehouse management system. The Company also utilizes a store replenishment system called JDA that replenishes on a by-store by-item basis for the first time in company history to improve merchandise in-stock status.

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

The following table reflects the payment cycles and seasonality of net sales by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
February 3, 2018
Net Sales	25.7%	24.3%	23.6%	26.4%

January 28, 2017
Net Sales	26.2%	25.0%	24.0%	24.8%

January 30, 2016
Net Sales	25.1%	24.9%	24.5%	25.5%

Our quarterly results can also be affected by the timing of certain holidays and by store openings and closings. Higher volumes of inventory are purchased in the third quarter in preparation for higher traffic and sales volume in the fourth quarter.

Employees

As of February 3, 2018, the Company had 4,138 full-time and 4,968 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday. The Memphis, Tennessee distribution center employees are represented by a union, Workers United, pursuant to a three year collective bargaining agreement which went into effect on July 1, 2017. The Company believes that it continues to have good relations with all of its employees.

Competition

The discount retail and retail pharmacy industries are highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. There is no assurance that we will be able to compete successfully with them in the future. See “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors.”

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

Licensure and Regulation of Retail Pharmacies

There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”). Most states have laws and regulations governing the operation and licensing of pharmacies, and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance. Specialty pharmacies (now classified as Assets Held-for-Sale) differ in the fact they carry multiple state licenses, something typically not seen with retail pharmacies. Additionally, the Drug Enforcement Agency (“DEA”) requires that controlled substances be monitored and controlled at all times.

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

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope and content of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the PPACA. At this time, we continue to evaluate the effect that the PPACA, and the impact of its possible repeal and replacement has and may have on our business.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2017, we did not incur any material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Termination of Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).  Pursuant to Section 8.01(g) of the Asset Purchase Agreement, each of Buyer, Walgreens or Rite Aid was permitted to terminate the Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Asset Purchase Agreement was also terminated, effective immediately. In connection with the termination of the Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017 from Walgreens.

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

Competitive and Strategic Risks

We operate in a competitive industry.

The discount retail and retail pharmacy industries in which we operate are highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced products to our customers that will allow us to maintain profitability and continue store growth. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

Our plans depend significantly on strategies and initiatives designed to improve long-term growth, profitability and shareholder value. Failure to achieve or sustain these plans could affect the Company’s performance adversely.

In fiscal 2017, the Company began implementing a series of initiatives to improve profitability and cashflow, including the following initiatives: improving gross margins through greater reliance on private label merchandise; expanding the rollout of beer and wine; rationalizing the number of Front Store SKU’s; increasing supply chain efficiencies and reduce costs; improving the efficiency of marketing, reducing absolute spending while increasing reach and impressions; maintaining a “zero-based” budgeting process to reduce unnecessary spending; ranking cash flow performance of all stores to determine where investments should be made or reduced; limiting capital expenditures to “break/fix;” and raising cash by monetizing non-core assets.

The successful design and implementation of these initiatives present significant challenges, many of which are beyond our control. In addition, these initiatives may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated financial performance of these initiatives, our ability to fund other initiatives may be adversely affected. Any failure to implement these initiatives in accordance with our expectations could adversely affect our financial condition, results of operations, and cash flows.

In addition, the complexity of these initiatives may require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of these initiatives. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations, or cash flows may be adversely affected.

Further, the success of our merchandising initiatives, particularly those with respect to non-consumable merchandise such as pharmaceutical products, as well as store-specific allocations such as those made to Xpress stores, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, in amounts that customers are likely to buy products, to timely obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, then our sales, market share and profitability could be adversely affected. Further, if our merchandising efforts in the areas of general pharmaceutical products and higher margin consumables are unsuccessful, it could be further adversely affected by our inability to offset the lower margins associated with the Company’s other lines of business, such as specialty pharmaceutical products.

We depend on successfully increasing the utilization of our existing stores as well as our new store opening program, for a portion of our growth.

Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Unavailability of store locations that we deem desirable, delays in the opening of new stores, difficulties in staffing and operating new store locations and the lack of customer acceptance of stores in expanded market areas all may negatively impact our new store growth, the costs associated with new stores and/or the profitability of new stores. Our ability to renew or enter into new leases on favorable terms could affect costs of operations or slow store expansions.

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

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”) or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs (“FFS Medicaid”) may be required to establish pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). This move to an AAC basis in FFS Medicaid could have an impact in reimbursement practices in other commercial and government segments. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have an adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections. Changes to pharmacy benefit manager Direct and Indirect Remuneration Fees could adversely affect future performance. The effect of these possible changes on our business cannot be predicted at this time.

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

Operational Risks

Our business is somewhat seasonal.

We typically realize a slightly larger portion of our net sales during the holiday selling season in the first and fourth quarters in addition to the heavier sales volume we experience around the first day of each calendar month. Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could occur if, for any reason, our net sales during the holiday selling season were to fall below seasonal norms. If for any reason our first and fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

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

Our stores are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales and/or margin. In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process such as a decrease in the capacity of carriers and strikes could negatively impact the timely receipt of merchandise and increase transportation costs disrupting our store operations. Our operation depends on a variety of information technology systems for the efficient functioning of its business. We rely on certain software vendors to maintain and upgrade these systems as needed. We rely on telecommunications carriers to gather and disseminate our operational information. The disruption or failure of these systems or carriers could negatively impact our business operations, results of operations and financial condition.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.

We have maintained good relations with our vendors and believe that we are generally able to obtain attractive pricing and other terms from vendors. We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. We purchase a significant amount of goods from Cardinal Health, McLane and several large domestic and import vendors and any disruption in that supply and or pricing of such merchandise could negatively impact our business operations, results of operations and financial condition.

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

Delays in openings and costs of operating new stores could have an adverse impact on our business.

One of our key business strategies is to expand our base of retail stores. We plan to expand and refresh our network of stores through new store openings and by remodeling existing stores each year. Delays in opening, refreshing or remodeling stores could adversely affect our future operations by slowing growth, which may in turn reduce revenue and margin growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utilities, fuel and transportation, and other operating costs, could have an adverse impact on us.

Changes in our ability to attract and retain employees, and changes in health care and other insurance costs could adversely affect our business.

Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team. In recent years, we have experienced significant senior management turnover. The marketplace for such key employees is very competitive and limited. Additionally, the retail industry generally has a high turnover rate; therefore, there is a continuous need to recruit and train new store managers and employees. Our failure to retain or successfully replace key personnel at the corporate level may have an adverse effect on our business. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, our reputation, employee morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees.

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

Divestiture of our specialty pharmacy businesses or any other business line, including those that we have acquired or will acquire, may materially adversely affect our financial condition, results of operations or cash flows, or may result in impairment charges that may adversely affect our results of operations.

Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. Divestitures of previously acquired businesses may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

Regulatory and Legal Risks

We are subject to a broad and complex regulatory framework and may be unable to comply with applicable federal, state and local laws and regulations. Failure to comply with applicable government regulation may result in fines and/or penalties, a loss of licensure, registration, and approval or other government enforcement action.

Our business is subject to numerous federal, state and local laws and regulations. In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that all, or certain provisions of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure.

The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section of Item 1 of this Form 10-K; accounting standards; financial disclosure; securities laws and regulations; federal and state laws and regulations relating to our employees, including those relating to wages, benefits or workplace requirements; federal laws relating to trade, including tariffs and quotas; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the Federal Communications Commission, and the Consumer Product Safety Commission, as well as state boards of pharmacy and other federal and state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as alcoholic beverages, tobacco and drugs. The Bureau of Alcohol, Tobacco, Firearms, and Explosives (“ATF”), Food and Drug Administration (“FDA”), DEA and other regulatory agencies regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid ATF, FDA, DEA and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The ATF, DEA, FDA and other regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

●	federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs;

●	federal and state laws and regulations governing the purchase, distribution, tracking, management, compounding, dispensing and reimbursement of prescription drugs and related services, and applicable registration or licensing requirements;

●	heighted enforcement of controlled substances regulations;

●	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

●	the frequency and rate of approvals by the FDA of new brand name and generic drugs, or of over-the-counter status for brand name drugs;

●	rules and regulations issued pursuant to HIPAA and the HITECH Act; and other federal and state laws affecting the collection, use, disclosure and transmission of health or other personal information, such as federal laws on information privacy precipitated by concerns about information collection through the Internet, state security breach laws and state laws limiting the use and disclosure of prescriber information;

●	health care fraud and abuse laws and regulations;

●	consumer protection laws affecting our health care services, the products we sell, the informational calls we make and/or the marketing of our goods and services;

●	federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials, and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;

●	health care reform, managed care reform and plan design legislation;

●	laws against the corporate practice of medicine;

●	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;

●	drug pricing legislation, including “most favored nation” pricing;

●	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

●	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;

●	ERISA and related regulations;

●	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;

●	Medicare and Medicaid regulations applicable to our business;

●	ongoing compliance with consent decrees, corporate integrity agreements, corrective action plans and other agreements with government agencies;

●	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and

●	direct regulation of pharmacies by regulatory and quasi-regulatory bodies.

Adverse impacts associated with legal proceedings and claims could affect our business.

We operate in a highly regulated and litigious environment. We are involved in litigation, arbitration and other legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the course of our businesses, including those contained in Note 11, Other Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. From time to time, we may also be involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

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

In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There have been multiple attempts through legislative action and legal challenges to repeal or amend the PPACA, in whole and in part. We cannot predict whether current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment and any subsequent legislation would have on our business. Even if the PPACA remains in effect, significant provisions of PPACA have not yet been finalized and it is uncertain whether or in what form these provisions will be finalized. We cannot predict whether current or future efforts to repeal, amend or otherwise invalidate these laws and adopt new healthcare legislation will be successful, nor can we predict the impact that such a development would have on our business and operating results. Future legislation or rulemaking or other regulatory actions or developments under the PPACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

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

Financial and Economic Risks

Current economic conditions may adversely affect our industry, business and results of operations by negatively impacting our customers’ disposable income or discretionary spending, affecting our ability to plan and execute our strategic initiatives, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers’ confidence, spending, and number of trips to our stores, and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to adverse economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, uncertainty regarding government mandated participation in health insurance programs, increasing healthcare and housing costs, and decreases in, or elimination of, government aid programs such as unemployment and food assistance programs.

Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of fuel), costs of labor, insurance and healthcare, lease costs, measures that create barriers to or increase the costs associated with international trade (including increased import duties or tariffs), or changes in other laws and regulations and other economic factors, also affect our ability to plan and execute our strategic initiatives, our cost of goods sold, our selling, general and administrative expenses, and our real estate costs, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.

In addition, we operate a number of stores in areas that are experiencing a lower or slower recovery following the economic downturn that began in late 2007 than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended February 3, 2018 and January 28, 2017, pharmaceutical sales were 45.7% and 45.0% of total sales, respectively. The healthcare industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions while also moving to a more outcomes based payment model. Payments made under such programs may not remain at levels comparable to present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows. Also, access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department. Additionally, and in light of the current macroeconomic environment and recent healthcare legislation such as the PPACA, which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of February 3, 2018, the geographical distribution of the Company’s 584 stores in 15 states was as follows:

State	Number of Stores
Mississippi	123
Georgia	93
Tennessee	79
Alabama	72
Arkansas	63
Louisiana	57
South Carolina	35
North Carolina	18
Texas	14
Kentucky	12
Florida	6
Missouri	5
Illinois	4
Oklahoma	2
Indiana	1
584

The Company owns the real estate and the buildings for 87 locations, of which six are closed and six are leased to other tenants. Of the 75 operational Company-owned stores for which the Company owns the real estate and buildings, five stores are subject to ground leases. Two of these locations are encumbered by mortgages (see Note 4 – Indebtedness). The Company leases the remaining 509 Company-owned store locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 509 locations we lease from third parties, 236 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

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

ITEM 3: LEGAL PROCEEDINGS

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has a cyber liability policy with a $10 million limit and $100,000 deductible.

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

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. The Company has not received any response from the OCR at this time. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. The Company filed and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for each of the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s has opposed the Motion to Remand, and the Motion to Remand is still pending. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

ITEM 4: Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the NASDAQ Global Select Market under the symbol “FRED.” The following table sets forth the high and low sales prices, as reported in the regular quotation system of NASDAQ, together with cash dividends paid per share on the Company’s common stock during each quarter in fiscal 2017 and fiscal 2016.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2017
High	$19.14	$16.27	$7.63	$5.47
Low	$12.37	$6.17	$4.51	$3.07
Dividends	$0.06	$0.06	$0.06	$-

Fiscal 2016
High	$16.25	$16.34	$15.89	$21.77
Low	$12.31	$12.75	$8.66	$7.89
Dividends	$0.06	$0.06	$0.06	$0.06

The Company’s stock price at the close of the market on April 27, 2018 was $2.92. As of April 27, 2018, there were approximately 7,500 shareholders, including beneficial owners holding shares in nominee or street name.

Dividend Policy

On December 6, 2017, the Company announced that it has cancelled its quarterly cash dividend payment.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 3, 2018, is as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,339,200	$13.26	2,777,382
Employee stock purchase plan	-	-	595,681
Equity Compensation plans not approved by security holders	-	-	-
Total	1,339,200	$13.26	3,373,063

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

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program allows for the repurchase of up to 3.8 million shares of the Company’s outstanding voting common stock. Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. The table below sets forth the Company’s share repurchase during the last fiscal quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2017	-	$-	-		3,040,800
January 29 - February 25, 2017	-	$-	-		3,040,800
February 26 - April 1, 2017	-	$-	-		3,040,800
April 2, - April 29, 2017	-	$-	-		3,040,800
April 30, - May 27, 2017	-	$-	-		3,040,800
May 28, - July 1, 2017	-	$-	-		3,040,800
July 2, - July 29, 2017	-	$-	-		3,040,800
July 30, - August 26, 2017	-	$-	-		3,040,800
August 27, - September 30, 2017	-	$-	-		3,040,800
October 1, - October 28, 2017	-	$-	-		3,040,800
October 29, - November 25, 2017	-	$-	-		3,040,800
November 26, - December 30, 2017	620,000	$4.02	620,000	759,200	3,180,000
December 31, - February 3, 2018	622,000	$4.00	622,000		2,558,000

Performance Graph

The following graph compares the cumulative total returns of the shareholders of Fred’s since January 27, 2012 with the Standard & Poors SmallCap 600 Index and the Value Line Retail Store Index prepared. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of Five-Year Cumulative Total Return*

Fred's Inc., Standard & Poors 600 And Retail Store Index

(Performance Results Through 2/03/18)

Assumes $100 invested at the close of trading 1/12 in Fred's Inc. common stock, Standard & Poors 600, and Retail Store.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable but the publisher is not responsible for any errors or omissions contained herein.

	2013	2014	2015	2016	2017	2018
FRED	100.00	133.77	129.00	130.14	113.49	25.21
SML	100.00	127.03	133.16	125.13	166.53	191.47
Retail Value Line	100.00	107.74	131.64	113.86	112.79	134.88

ITEM 6: Selected Financial Data

Our selected financial data set forth below should be read in connection with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations, including financial position metrics. Refer to Note 2 to Fred’s consolidated financial statements included in this report for additional information regarding discontinued operations.

(dollars in thousands, except per share amounts and store data)

	2017 [1]	2016	2015	2014	2013
Statement of Income Data:

Net sales from continuing operations	$1,805,405	$1,886,241	$1,945,152	$1,956,607	$1,939,033
Operating income (loss) from continuing operations	(131,729)	(77,661)	(12,921)	(47,732)	39,607
Income (loss) before income taxes from continuing	(138,026)	(79,979)	(14,352)	(48,236)	39,120
operations
Provision (benefit) for income taxes from continuing	1,241	(11,854)	(5,407)	(19,774)	12,840
operations
Net income (loss) from continuing operations	(139,267)	(68,125)	(8,945)	(28,462)	26,282

Net income (loss) per share from continuing operations:
Basic	$(3.73)	$(1.84)	$(0.24)	$(0.79)	$0.72
Diluted	(3.73)	(1.84)	(0.24)	(0.79)	0.72
Cash dividends declared per common share [2]	0.18	0.24	0.24	0.24	0.24

Selected Operating Data (unaudited):

Operating income (loss) as a percentage of net sales	(7.3)%	(4.1)%	(0.7)%	(2.4)%	2.0%
from continuing operations
Increase (decrease) in comparable store sales [3]	(2.5)%	(2.4)%	0.9%	(0.8)%	0.7%
Company owned stores open at end of period	584	628	641	641	683

Balance Sheet Data (at period end):

Total assets from continuing operations	$535,945	$626,993	$657,584	$647,436	$667,252
Short-term debt (including capital leases)	65	60	621	4,331	1,640
Long-term debt (including capital leases)	167,100	128,388	52,527	2,259	3,578
Shareholders' equity	181,048	337,196	404,211	415,636	451,548

1 Fiscal year 2017 was a 53 week accounting period. 2016, 2015, 2014, and 2013 each have 52 weeks.

2 In 2017, the company decided to suspend its dividend payment. Q4 of 2017 was the first quarter that a dividend was not paid.

3 A store is first included in the comparable store sales calculation after the end of the 12th month following the store's grand opening month (Comparable sales are shown on an adjusted basis. In order to make 2013 comparable with 2012, we eliminated the first week of Fiscal 2012. In order to make 2017 comparable with 2016, we eliminated the 53rd week of fiscal 2017. Additional information regarding the calculation of comparable store sales can be found in Item 7; "Results of Operations" section)

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2017, 2016 and 2015, which represent fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively. This discussion and analysis should be read with, and is qualified in its entirety by, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” disclosures of this Form 10-K.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business for sale. As a result of this decision, Fred’s reclassified its specialty pharmacy business from continuing operations to discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The specialty pharmacy business has been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from Fred’s continuing operations. Refer to Note 2 to Fred’s consolidated financial statements for additional information on discontinued operations.

Executive Overview

As of February 3, 2018, Fred’s and its subsidiaries operate 584 general merchandise and pharmacy stores and 3 specialty pharmacy-only locations (now classified as Assets Held-for-Sale) along with 12 franchised locations. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to large discount retailers, making our offerings a significant value-add. Our mission is to improve the lives of customers by selling products that deliver value and convenience to the communities we serve. With a unique store format and strategy that combines the best elements of a value-focused retailer with a drug store, Fred’s stores offer more than 14,000 frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

Our model is built on three key differentiators. The first is our discount merchandise offerings, which include a diverse array of value-priced staple and discretionary products including toys, pet accessories, hardware, appliances and home furnishings, among others. This differentiates us from the traditional drug channel. The second is our convenience offerings including food, candy, paper, chemicals, tobacco, beer and wine. Our assortment and pricing strategy enables us to compete across industries. The third is our pharmacy and healthcare offerings. We serve the Over-the-Counter, Pharmacy and Health & Beauty spaces, which includes prescriptions, immunization offerings, disease state management services, and medication therapy management, among others. In sum, we are a one-stop-shop whose customized cross-sector offerings differentiate us from competitors across industries.

Our Turnaround is Underway

The transformation of Fred’s, which has been underway for the past eighteen months, continues. A comprehensive plan has been put in place to improve performance and the Fred’s team has worked diligently to implement a number of initiatives aligned with our focus on improving profitability, increasing cash flow and reducing debt.

In 2016, we rolled out a series of initiatives that will be critical to our long term success, including a number of process and technology improvements. We went live in the front store on JDA, a replenishment system that allows us to replenish on a by-store by-item basis for the first time in the Company’s history to improve in-stocks and lower the Company’s days of supply in general merchandise. We also installed PDX, an enterprise pharmacy system, which improved efficiencies and helped to lower our overall cost to fill. We installed OrderInsite, a pharmacy inventory management system, which has helped optimize our inventory while improving our in-stock position on pharmaceuticals. We believe these new technologies will better enable us to grow sales and reduce inventory and expenses.

We are investing in our people, processes, technology and infrastructure to build a solid foundation for long-term growth, profitability and shareholder value. We are beginning to see the positive impact of our strategic initiatives and long-term investments.

Strategic Initiatives

Front Store

The Front Store team at Fred’s is laying the foundation for success through an emphasis on process improvement, strategic initiatives, training, communication and investments in talent. Gross margins were adversely affected by product mix and closeout sales and we have several initiatives underway intended to improve both sales and gross margins. Additionally, we have a series of improvement initiatives that are underway across merchandising to improve our processes regarding category reporting, planograms, off shelf and seasonal planning, circular promotions and joint business planning.

To improve our supply chain in the Front Store, we introduced a Category Management Dashboard program that has significantly accelerated our data processing times, reduced manual labor hours and better informed our strategies. We are moving all of our product categories to their own planograms, which will improve inventory turn and strengthen margins. We are currently reviewing the productivity of our SKU’s and will seek to rationalize the number to improve profitability. We expect to significantly increase the portion of our revenue from private label brands, which we expect to have a materially positive effect on gross margin. While we will constantly seek to reduce stale inventory, we expect such efforts to have much less of a negative impact on gross margins in 2018. Our continued implementation of JDA and other sophisticated optimization initiatives is expected to improve profitability and increase expense savings.

We have placed an additional emphasis on recruitment, training and retention, which has reduced employee turnover and attracted talent at the district and regional manager levels. Our Category Management University, a core training program for buyers and assistant buyers, is designed to build stronger foundational capabilities. These types of training programs will collectively maximize employee productivity and improve retention levels. In addition, a well-trained employee base at the store level results in better customer service and relations, enhancing the customer experience.

Pharmacy

Capital spending in 2018 will be disciplined, but we remain committed to keeping our pharmacies competitive. We are expanding into other disease-focused services such as diabetes, heart conditions, high blood pressure, gastrointestinal conditions, compounding, and other health services. We are also allocating time towards growing our network by strengthening our payor relationships. We have strengthened our local partnerships with health systems and other influencers, which allow us to provide discounts to patients who need help paying for prescriptions and service patients with cost-effective specialty therapies.

Key elements of our plan to improve performance in our pharmacies include:

1.	Improving service to our patients and further training our teams to ensure a consistent and reliable experience at every store for every patient.
2.	We continue to enhance our reimbursement strategies to drive growth in margins.
3.	We expanded our 340B program by partnering with local hospitals to allow our stores to help our eligible patients gain access to discounted prescriptions.
4.	We launched marketing campaigns that are specific to the stores and communities that we serve. These campaigns are expected to generate new customers in stores to continue to drive prescription growth.
5.	We launched a pharmacist outreach program to win back patients.

We continue to enhance our pharmacists relationships with their patients, leveraging the fact that in many of our communities that they are already the most accessible go-to healthcare professionals for a wide variety of preventive care, screening, and disease management services.

Customer Experience

To enhance our customer’s experience, we have implemented holistic, store-wide assessments of productivity and customer traffic to identify key customer priorities and tailor our offerings accordingly. To increase our customer touch-points and mobilize our value offerings, we launched a fully integrated smartphone application in 2017, which will send targeted coupons and discount offerings to customers, which we expect will increase return trips. The application also includes My Prescriptions, a summary of users’ prescriptions on file with Fred’s, Quick Fill, allowing customers to efficiently refill prescriptions and obtain the medicine they need, Rx Transfer, which allows patients to easily transfer prescriptions from another pharmacy to Fred’s pharmacy, as well as a store locator.

In 2018, we are focused on improving trends in Front Store and Retail Pharmacy sales and gross margin, reducing inventory and expenses throughout the business, all designed to improve cash flow and reduce debt.

Termination of Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).  Pursuant to Section 8.01(g) of the Asset Purchase Agreement, each of Buyer, Walgreens or Rite Aid was permitted to terminate the Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Asset Purchase Agreement was also terminated, effective immediately. In connection with the termination of the Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017 from Walgreens.

Fourth Quarter and Full-Year 2017 Summary

In 2017 sales were down 4.3% versus 2016. On a comparable basis, sales decreased 2.5% in 2017. We believe the implementation of new initiatives combined with the expansion of existing initiatives will combat market challenges we faced in the current fiscal year and restore positive comparable sales in future periods.

Gross margin for 2017 was 25.4% of net sales, a 90 basis point decrease compared to the gross margin rate in 2016. Gross profit dollars for 2017 decreased to $459.1 million compared to $495.7 million during 2016, primarily as a result of the closure of underperforming stores in 2017.

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

Revenue Recognition. The Company markets goods and services through 584 Company-owned stores, 12 franchised stores and 3 specialty pharmacy only locations (now classified as Assets Held-for-Sale) as of February 3, 2018. Net sales include sales of merchandise from Company-owned stores, net of estimated returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote ("gift card breakage"). During 2017 and 2016, the Company recognized $0.3 million and $0.2 million of gift card revenue, respectively, or less than $0.01 per share. Gift card breakage is calculated based on expected computed breakage rate based on the results of historical breakage.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2017, 2016 and 2015 was $0.7 million, $1.2 million and $1.5 million, respectively.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $31.6 million, and $35.2 million at February 3, 2018 and January 28, 2017, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $53.9 million at February 3, 2018 and $52.6 million at January 28, 2017. The LIFO reserve increased by approximately $1.3 million and $5.1 million during 2017 and 2016, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 3, 2018 was $17.3 million compared to $19.1 million at January 28, 2017.

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

Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired in accordance with Accounting Standards Codification topic 350, Intangibles – Goodwill and Other (“ASC 350”). An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

The analysis is broken down into two reporting units: the continuing operations and the discontinued specialty pharmacy (refer to Note 2 for more discussion surrounding discontinued operations). As of November 1, 2017 the estimated fair value of the business enterprise of the continuing operations was below the carrying value. As a result of the analysis, management recorded an impairment to goodwill of $87 thousand in the fourth quarter, the entire balance of goodwill for the continuing operations. The estimated fair value of the business enterprise for the discontinued specialty pharmacy exceeded the carrying value by approximately 10 percent and as a result did not have any impairment to goodwill.

On February 3, 2018, the Company assessed the discontinued specialty pharmacy’s goodwill for impairment as a result of the plan to actively market it for sale and the deterioration in the price of our common stock and the resulting reduced market capitalization. As a result of the interim impairment test, the Company recognized a goodwill impairment charge of $10.8 million due to its discontinued specialty pharmacy business.

The Company determined the fair value of the reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in a materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discount cash flow method, the Company determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Company determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected revenue and EBITDA to determine the preliminary enterprise value. From that preliminary enterprise value it is further adjusted by adding cash and cash equivalents and subtracting interest-bearing debt to determine the cash-adjusted equity value. In addition, the Company estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.

One key assumption for the measurement of an impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in additional impairments in future periods; however, management does not believe that any of the goodwill balances in its reporting units as of February 3, 2018 is at significant risk of impairment other than the $87 thousand and $10.8 million impairments discussed above. Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.

Additionally, during the fourth quarter 2017 the Company recorded a $628 thousand impairment related to the trade name for the specialty pharmacy. Refer to Note 2 in Item 8 for more discussion on discontinued operations.

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

In 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures. In 2016, the Company utilized $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges for fixed assets recorded pertaining to fiscal 2014 store closures. None of the remaining impairment was utilized in 2017, leaving $0.5 million of impairment charges pertaining to fiscal 2014 store closures as of February 3, 2018.

During fiscal 2016, a decision was made to close 39 underperforming stores, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters. During the first quarter of 2017, the locations were closed and the Company utilized the remaining balance of $4.2 million of impairment charges relating to the 2016 planned store closures. None of the impairment charges relating to the corporate headquarters were utilized as of February 3, 2018.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of February 3, 2018.

In the third quarter of 2017, a decision was made to sell the Company-owned airplane. The sale was completed in the fourth quarter, and an impairment charge of $2.6 million recorded in the third quarter related to the sale of this asset was fully utilized in the fourth quarter of 2017.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of February 3, 2018.

Inventory

As discussed above, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

In the third quarter of 2016, we recorded a below-cost inventory adjustment of approximately $3.2 million (including $1.3 million for the accelerated recognition of freight capitalization expense) to value inventory at the lower of cost or market in 39 stores that were planned for closure in 2017. In the fourth quarter of 2016, and additional below-cost inventory adjustment was recorded in the amount of $1.1 million and $0.2 million for the accelerated recognition of freight cap expense was utilized, leaving $4.1 million (including $1.1 million for the accelerated recognition of freight capitalization expense) at the end of 2016. In the first quarter of 2017, the locations were closed and the Company utilized the full amount of the inventory adjustment charges including the accelerated recognition of freight capitalization expense.

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

During fiscal 2016, the Company increased the lease liability for stores closed between 2014 and 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. This reserve was utilized during fiscal year 2017 in full.

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018.The following table illustrates the impairment charges for fixed assets and inventory related to planned closures and inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance February 3, 2018

Impairment charge for the disposal of fixed assets for 2014 planned closures	0.5	-	-	0.5
Inventory markdowns for 2016 planned closures	3.0	-	(3.0)	-
Inventory provision for freight capitalization expense, 2016 planned closures	1.1	-	(1.1)	-
Impairment charge for the disposal of fixed assets for 2016 planned closures	2.0	-	(2.0)	-
Impairment charge for the disposal of intangible assets for 2016 planned closures	2.2	-	(2.2)	-
Impairment charge for the disposal of fixed assets for corporate office	3.6	-	-	3.6
Impairment charge for the sale of the Company-owned airplane	-	2.6	(2.6)	-
Impairment charge for the disposal of fixed assests for 2017 planned closures	-	0.8	-	0.8
Impairment charge for the disposal of intangible assests for 2017 planned closures	-	1.4	-	1.4
Impairment charge for the write down of fixed assets for underperforming stores	-	1.1	-	1.1
Subtotal	$12.4	$5.9	$(10.9)	$7.4
Lease contract termination liability, 2014-2016 closures	0.2	-	(0.2)	-
Lease contract termination liability, 2017 closures	-	8.4	(2.1)	6.3
Total	$12.6	$14.3	$(13.2)	$13.7

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

As of February 3, 2018, the Company had approximately 1,100 vendors who participate in vendor rebate programs, and the terms of the agreements with those vendors vary in length from short-term arrangements to be earned within a month to longer-term arrangements that could be earned over one year.

In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2017, 2016 and 2015, were $24.7 million, $24.6 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.3 million, $3.6 million and $4.5 million, for 2017, 2016 and 2015, respectively.

Insurance Reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations such as PPACA. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s insurance policy coverage for general liability and worker’s compensation runs August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The stop loss limits for excessive or catastrophic claims for general liability and worker’s compensation remained unchanged at $350,000 and $500,000, respectively and the employee medical stop loss limits changed to $250,000 effective January 1, 2017. The Company’s insurance reserve was $11.3 million and $10.9 million on February 3, 2018 and January 28, 2017, respectively. Changes in the reserve for the year ended February 3, 2018, were attributable to additional reserve requirements of $42.1 million netted with payments of $41.7 million.

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

Income Taxes. The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 6 – Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 6 – Income Taxes).

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

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Valuation allowances against the deferred tax assets totaled $59.3 million and $22.2 million on February 3, 2018 and January 28, 2017, respectively.

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

	For the Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%	100.0%
Cost of good sold [1]	74.6	73.7	72.6
Gross profit	25.4	26.3	27.4
Selling, general and administrative expenses [2]	32.7	30.4	28.0
Operating income	(7.3)	(4.1)	(0.7)
Interest expense, net	0.3	0.1	0.1
Income before taxes	(7.6)	(4.2)	(0.8)
Income taxes	0.1	(0.6)	(0.3)
Net income	(7.7)%	(3.6)%	(0.5)%

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

Fiscal 2017 Compared to Fiscal 2016

Sales

Net sales for 2017 decreased to $1.805 billion from $1.886 billion in 2016 for a year-over-year decrease of $80.8 million or 4.3%. Comparable store sales for 2017 decreased 2.5% compared with a decrease of 2.4% in the same period last year.

General merchandise (non-pharmacy) sales decreased 4.6% over 2016 front store sales. The Company closed 41 underperforming stores in 2017 resulting in a decrease in sales volume. In addition in 2017 the Company executed inventory clearance of product that management identified as low-productive, resulting in reduced volume of sales realized from this product in 2017 as compared to prior year. The decrease in sales was partially offset by one additional week in 2017 (fiscal year 2017 had 53 weeks, while there were 52 weeks in fiscal year 2016), as well as sales growth in beverage and prepaid cards categories.

The Company’s pharmacy department sales were 45.7% of total sales in 2017 compared to 45.0% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 2.8% over 2016, with third party prescription sales representing approximately 94% and 93% of total pharmacy department sales in 2017 and 2016.

Sales to Fred's franchised locations during 2017 decreased to $15.1 million or 0.8% of sales compared to $25.6 million or 1.4% of sales in 2016. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for 2017 and 2016.

	For the Years Ended
	February 3, 2018	January 28, 2017
Pharmacy	45.7%	45.0%
Consumables	29.2%	27.6%
Household Goods and Softlines	24.3%	26.0%
Franchise	0.8%	1.4%
Total Sales Mix	100.0%	100.0%

For 2017, comparable store customer traffic decreased 3.2% over last year while the average customer ticket increased 1.0% to $23.39.

Gross Profit

Gross profit for the year decreased to $459.1 million in 2017 from $495.7 million in 2016, a year-over-year decrease of $36.6 million, or 7.4%. The decrease in gross profit was driven by a decrease in sales volume due to store closures and a decline in the gross margin rate. Gross margin rate, measured as a percentage of net sales, decreased to 25.4% in 2017 from 26.3% in 2016, a 90 basis point decline. Gross margin rate deleveraging was mainly driven by an increase in promotional markdowns and an increase in direct and indirect remuneration fees for pharmacy preferred network claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $590.9 million or 32.7% of sales in 2017 from $573.3 million or 30.4% of sales in 2016. This 230 basis points deleverage was primarily attributable to bank fees, financing termination fees, professional and legal advisory fees incurred in connection with the termination of the Rite Aid Transaction, the development and implementation of the Company’s growth strategy, impairment charges on assets for closing stores and pharmacies as well as the corporate headquarters and expenses associated with the closure of stores and increased advertising costs as a result of the Company’s marketing initiative.

Operating Loss

Operating loss increased $54.0 million to $131.7 million or 7.3% of sales in 2017 from an operating loss of $77.7 million or 4.1% of sales in 2016 due to a $36.6 million decrease in gross profit driven by sales volume decrease due to store closures and a decrease in the gross margin rate as described in the Gross Profit section above. Further contributing to the operating loss increase was a $17.6 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2017 totaled $6.3 million or 0.3% of sales compared to $2.3 million which was 0.1% of sales in 2016.

Income Taxes

The effective income tax rate from continuing operations was (0.9)% in 2017 compared to 14.8% in 2016. The rate change was primarily due to a reduction to the valuation allowance upon accounting for the fourth quarter impairment charge, the effects of which were allocated to continuing operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted by the U.S. government. The TCJA contains several key provisions that affected the Company. The enacted provisions impacting the current financial statements include a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As the Company has a February 3, 2018 fiscal year-end, the impact of the lower rate was phased in resulting in a U.S. statutory federal tax rate of approximately 33.7% for the fiscal year ending February 3, 2018 and a 21% U.S. statutory federal rate for fiscal years thereafter. Other enacted provisions which may impact the Company beginning in fiscal 2019 include limitations on the deductibility of executive compensation and changes to the net operating loss carryover rules.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting is expected to be completed within one year from the enactment date of the TCJA.

Based on the current analysis, the Company recorded a provisional income tax effect of $0.0 million, after considering changes to the valuation allowance, in its consolidated financial statements for the fiscal year ended February 3, 2018. The Company was able to determine a reasonable estimate for the re-measurement of the Company’s U.S. federal deferred tax assets and liabilities at the lower rate (a reduction to net deferred tax assets of approximately $18.8 million offset by an equal reduction to the valuation allowance). The Company’s analysis of this item is incomplete at this time. The Company will complete the accounting for this item during the measurement period, which will not exceed beyond one year from the enactment date.

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

Federal and state net operating loss carry-forwards are available to reduce income taxes in future years. These carry-forwards total approximately $158.0 million for federal and $323.2 million for state income tax purposes at February 3, 2018 and expire at various times during 2018 through 2038. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of carry-forwards that can be utilized. We have provided a valuation allowance for the portion believed to be more likely than not to expire unused.

Net Loss

Net loss increased to $139.3 million or $3.73 per share in 2017 from a loss of $68.1 million or $1.84 per share in 2016, an increase of $71.2 million. The increase in net loss is primarily attributable to a $36.6 million decrease in gross profit driven by a sales volume decrease due to store closures and a decrease in the gross margin rate as described in the Gross Profit section above. Further contributing to the operating loss increase was a $17.6 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above. In addition increase in interest charges of $4.0 million and a decrease in income tax benefit of $13.1 million contributed to an increase in net loss.

Fiscal 2016 Compared to Fiscal 2015

The following information contains references to years 2016 and 2015, which represent fiscal years ended January 28, 2017 and January 30, 2016.

Sales

Net sales for 2016 decreased to $1.886 billion from $1.945 billion in 2015 for a year-over-year decrease of $59.0 million or 3.0%. Comparable store sales for 2016 decreased 2.4% compared with an increase of 0.9% in the same period last year.

General merchandise (non-pharmacy) sales decreased 2.9% over 2015 front store sales. We experienced sales decreases in categories such as tobacco, food, cleaning supplies, beverage and snacks which were partially offset by increases in prepaid products, “As Seen on TV” products, electronics, toys and lawn and garden.

The Company’s pharmacy department sales were 45.0% of total sales in 2016 compared to 44.9% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 3.0% over 2015, with third party prescription sales representing approximately 93% of total pharmacy department sales in 2016 and 2015. The Company’s pharmacy department continued to benefit from an ongoing program of purchasing prescription files from independent pharmacies and pharmacy departments in existing store locations.

Sales to Fred's franchised locations during 2016 decreased to $25.6 million or 1.4% of sales compared to $31.5 million or 1.6% of sales in 2015. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for 2016 and 2015.

	For the Years Ended
	January 28, 2017	January 30, 2016
Pharmacy	45.0%	45.0%
Consumables	27.6%	28.4%
Household Goods and Softlines	26.0%	25.0%
Franchise	1.4%	1.6%
Total Sales Mix	100.0%	100.0%

For 2016, comparable store customer traffic decreased 3.3% over last year while the average customer ticket increased 1.0% to $22.94.

Gross Profit

Gross profit for the year decreased to $495.7 million in 2016 from $532.6 million in 2015, a year-over-year decrease of $36.9 million, or 6.9%. The decrease in gross profit was driven by below cost inventory adjustments relating to low productive, discontinued inventory and store closures and a decrease in sales volume. Gross margin rate, measured as a percentage of net sales, decreased to 26.3% in 2016 from 27.4% in 2015, a 110 basis point decline. Gross margin rate deleveraging was driven by charges recorded in 2016 related to low productive, discontinued inventory and store closures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased to $573.3 million or 30.4% of sales in 2016 from $545.5 million or 28.0% of sales in 2015. This 240 basis points deleverage was primarily caused by professional and legal advisory fees incurred in connection with the proposed acquisition of Rite-Aid stores and the development and implementation of the Company's growth strategy, impairment charges on assets for closing stores and pharmacies as well as the corporate headquarters, labor increases resulting from investments in talent and a decrease in sales volume in 2016.

Operating Loss

Operating loss increased $64.8 million to $77.7 million or 4.1% of sales in 2016 from an operating loss of $12.9 million or 0.7% of sales in 2015 due to a $36.9 million decrease in gross profit driven by below cost inventory adjustments and a decrease in sales volume. Further contributing to the operating loss increase was a $27.8 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Interest Expense, Net

Net interest expense for 2016 totaled $2.3 million or 0.1% of sales compared to $1.4 million which was less than 0.1% of sales in 2015.

Income Taxes

The effective income tax rate from continuing operations was 14.8% in 2016 compared to 37.7% in 2015.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are described in Note 6 to the Consolidated Financial Statements and reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances.

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

Net Loss

Net loss increased to $68.1 million or $1.84 per share in 2016 from a loss of $8.9 million or $0.24 per share in 2015, an increase of $59.2 million. The increase in net loss is primarily attributable to a $36.9 million decrease in gross profit driven by below cost inventory adjustments and decrease in sales volume. Further contributing to the operating loss increase was a $27.8 million increase in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above and an increase in interest charges of $0.9 million. Partially offsetting the increase to net loss was an increase in the income tax benefit.

Liquidity and Capital Resources

The Company’s principal capital requirements include funding new stores and pharmacies including the investment in acquisitions, remodeling existing stores and pharmacies, maintaining stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its credit facility. The Company had working capital of $167.8 million, $224.3 million and $214.9 million at year-end 2017, 2016 and 2015, respectively. Working capital fluctuates in relation to profitability, working capital initiatives, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2017 decreased $56.5 million from 2016. The decrease was primarily due to a decrease in inventory balance of $48.1 million and an increase in accounts payable and accrued expenses of $4.1 million.

We have incurred losses caused by wind and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow used in operating activities totaled $18.4 million in 2017 compared with net cash flow used in operating activities of $28.1 million in 2016 and net cash flow provided by operating activities of $49.7 million in 2015. The decrease in cash flow used in operating activities in 2017 as compared to 2016 was driven by a decrease in inventory balance and an increase our operating liabilities partially offset by growth in net loss.

Net cash used in investing activities totaled $15.1 million in 2017, $33.6 million in 2016 and $26.5 million in 2015.

Capital expenditures in 2017 totaled $15.8 million compared to $23.9 million in 2016 and $22.8 million in 2015. The capital expenditures during 2017 consisted primarily of existing store and pharmacy improvements of $11.8 million, technology of $1.6 million, distribution and corporate expenditures of $1.9 million, and new store and pharmacy department growth of $0.5 million. Additionally, $1.9 million was invested in the acquisitions of pharmacies in 2017.

Net cash provided by financing activities totaled $34.3 million in 2017 and $61.6 million in 2016 and net cash flow used in financing activities totaled $23.7 million in 2015. The cash flows provided by financing activities in 2017 were driven by draws on our revolving line of credit related to the development and implementation of the Company’s growth strategy, $5.0 million spent on share repurchase and $6.8 million paid in dividends.

The Company’s Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. The per share amounts approved resulted in the payment of dividends in fiscal 2017, 2016 and 2015 of $6.8 million, $9.0 million and $8.9 million, respectively.

On December 6, 2017, the Company announced that it has cancelled its quarterly cash dividend.

On August 27, 2007, the Board of Directors approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock.

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding common stock. Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. In the Fourth Quarter, the Company repurchased 1.2 million shares, leaving 2.6 million shares available for repurchase.

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “New Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility.  The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The New Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The weighted average interest rate on borrowings outstanding at February 3, 2018 was 3.625%. The New Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. On July 31, 2017 the Company amended the New Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The New Agreement included an up-front credit facility fee which is being amortized over the New Agreement term. There were $153.4 million of borrowings outstanding and $69.7 million available under the New Agreement at February 3, 2018.

Cash and cash equivalents were $6.6 million at the end of 2017 compared to $5.8 million at the end of 2016 and $5.9 million at the end of 2015.

The Company believes that sufficient capital resources are available in both the short-term and long-term to sustain the Company’s operations and to fund our strategic plans. Resources include currently available cash, amounts available under the revolving line of credit and other potential sources of capital, potential monetization of core assets and cash generated from future operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Effects of Inflation and Changing Prices

The Company believes that inflation has had a significant impact on gross margins beginning in the second half of 2013 and continuing throughout 2017. Historic levels of pharmacy brand price inflation have been experienced since 2014 and this inflation is being accentuated by the lack of significant brand-to-generic conversions that have previously helped to offset any material cost inflation as well as lagging payor reimbursements.

Contractual Obligations and Commercial Commitments

As discussed in Note 7 to the Consolidated Financial Statements, the Company leases certain of its store locations under noncancelable operating leases expiring at various dates through 2029. Many of these leases contain renewal options and require the Company to pay contingent rent based upon a percentage of sales, taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases.

The following table summarizes the Company’s significant contractual obligations as of February 3, 2018, which excludes the effect of imputed interest:

(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases [1]	$40,974	$33,466	$28,255	$23,979	$18,305	$34,036	$179,015
Revolving loan and credit agreement [2]	-	-	153,431	-	-	-	153,431
Inventory purchase obligations [3]	44,714	-	-	-	-	-	44,714
Notes payable [4]	-	-	4,334	4,333	4,333	-	13,000
Equipment leases [5]	1,189	1,189	1,189	1,189	889	1,072	6,717
Mortgage loans on land & buildings and other [6]	65	70	75	1,369	-	-	1,579
Postretirement benefits [7]	49	55	56	61	61	262	544
Total contractual obligations	$86,991	$34,780	$187,340	$30,931	$23,588	$35,370	$399,000

1 Operating leases are described in Note 7 to the Consolidated Financial Statements.

2 Revolving loan and credit agreement is described in Note 4 to the Consolidated Financial Statements.

3 Inventory purchase obligations represent open purchase orders and any outstanding purchase commitments.

4 Notes payable represent amounts owed from acquisition. See Note 4 to the Consolidated Financial Statements.

5 Equipment leases represent our tractor/trailer lease obligation.

6 Mortgage loans for purchased land and buildings under acquistion. See Note 4 to the Consolidated Financial Statements.

7 Postretirement benefits are described in Note 11 to the Consolidated Financial Statements.

The Company had commitments approximating $0.5 million at February 3, 2018 and $1.1 million at January 28, 2017 on issued letters of credit, which support purchase orders for imported merchandise. Additionally, the Company had outstanding standby letters of credit aggregating approximately $9.3 million at February 3, 2018 and approximately $9.0 million at January 28, 2017 utilized as collateral for its risk management programs.

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

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a former director and officer of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $375.9 thousand for the year ended February 3, 2018 and $378.4 and $400.0 thousand for the years ended January 28, 2017 and January 30, 2016, respectively.

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services. As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit. See Note 14 – Business Combinations for further discussion of the acquisition.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides companies with the option to reclassify tax effects resulting from the TCJA within Accumulated Other Comprehensive Income into Retained Earnings. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is currently evaluating the effect this ASU will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company adopted this ASU for its annual goodwill impairment test in the fourth quarter of fiscal year 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard and the adoption had no effect on our statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective basis. The Company does not expect the provisions of ASU 2016-16 to have a material impact on its financial statements. This update will be effective for the Company at the beginning of fiscal 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted this standard and the adoption had no effect on our statement of cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company has adopted this standard and it did not have a material effect on its financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Early adoption was permitted. The Company adopted the provisions of ASU 2016-09 beginning with its fiscal 2017 first quarter. The ASU provisions did not have a material impact on the Company’s income tax expense as a result of the valuation allowance position eliminating the tax effects on the income statement.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. The Company has evaluated the impact that this ASU will have and has determined that there will be no material impact on the Company’s statement of position, results of operations, or statement of cash flow. The Company will implement this standard in its first quarter of fiscal year 2018.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has no holdings of derivative financial or commodity instruments as of February 3, 2018. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the New Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.04 of pretax earnings per share assuming borrowing levels of $100.0 million to $150.0 million throughout 2017.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fred's, Inc.

Memphis, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fred’s, Inc. (the “Company”) and subsidiaries as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule(s) listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 4, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee

May 4, 2018

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	February 3,	January 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,573	$5,830
Inventories	279,175	327,232
Receivables, less allowance for doubtful accounts of $1,355 and $1,626, respectively	37,720	40,055
Other non-trade receivables	31,500	32,426
Current assets held for sale	19,903	17,732
Prepaid expenses and other current assets	10,055	11,931
Total current assets	384,926	435,206
Property and equipment, less accumulated depreciation and amortization	115,466	130,288
Goodwill	-	87
Noncurrent assets held for sale	41,717	54,682
Intangible assets, net	54,888	73,040
Other noncurrent assets, net	568	6,104
Total assets	$597,565	$699,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,213	$130,658
Current portion of indebtedness	65	60
Accrued expenses and other	67,977	62,466
Current liabilities held for sale	26,572	18,864
Total current liabilities	223,827	212,048
Long-term portion of indebtedness	167,100	128,388
Deferred income taxes	-	1,974
Noncurrent liabilities held for sale	48	167
Other noncurrent liabilities	25,542	19,634
Total liabilities	416,517	362,211

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)

Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	-	-
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	-	-
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	-	-
Preferred stock, Series C junior participating voting, no par value, 50,000 shares authorized, no shares issued or outstanding	-	-
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,366,517 and 37,940,040 shares issued and outstanding, respectively	123,950	118,090
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding		-
Treasury Stock, at cost; 1,242,000 shares at February 3, 2018 and none at January 28, 2017	(4,975)	-
Retained earnings	61,514	218,640
Accumulated other comprehensive income	559	466
Total shareholders’ equity	181,048	337,196
Total liabilities and shareholders’ equity	$597,565	$699,407

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net sales	$1,805,405	$1,886,241	$1,945,152
Cost of goods sold	1,346,274	1,390,560	1,412,591
Gross profit	459,131	495,681	532,561

Depreciation and amortization	42,580	44,014	43,100
Selling, general and administrative expenses	548,280	529,328	502,382
Operating loss	(131,729)	(77,661)	(12,921)

Interest expense	6,297	2,318	1,431
Loss before income taxes	(138,026)	(79,979)	(14,352)

Provision (benefit) for income taxes	1,241	(11,854)	(5,407)
Loss from continuing operations	(139,267)	(68,125)	(8,945)
Income (loss) from discontinued operations, net of tax	(10,918)	1,594	1,574
Net loss	$(150,185)	$(66,531)	$(7,371)

Net (loss) income per share - basic
Continuing operations	$(3.73)	$(1.84)	$(0.24)
Discontinued operations	(0.29)	0.04	0.04
Total loss per common share - basic	$(4.02)	$(1.80)	$(0.20)

Net (loss) income per share - diluted
Continuing operations	$(3.73)	$(1.84)	$(0.24)
Discontinued operations	(0.29)	0.04	0.04
Total loss per common share - diluted	$(4.02)	$(1.80)	$(0.20)

Weighted average common shares outstanding
Basic	37,392	36,876	36,675
Effect of dilutive stock options	-	-	-
Diluted	37,392	36,876	36,675

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Comprehensive loss:
Net loss	$(150,185)	$(66,531)	$(7,371)
Other comprehensive expense, net of tax
Postretirement plan adjustment	93	(9)	(95)

Comprehensive loss	$(150,092)	$(66,540)	$(7,466)

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, January 31, 2015	36,969,268	104,653			310,413	570	415,636
Cash dividends paid ($.24 per share)					(8,929)		(8,929)
Restricted stock grants and cancellations	27,250						-
Issuance of shares under employee stock purchase plan	57,972	737					737
Issuance of shares under employee stock ownership plan	693						-
Repurchased and cancelled shares	(25,131)	(410)					(410)
Stock-based compensation		2,262					2,262
Exercises of stock options	202,733	2,134					2,134
Income tax expense on exercise of stock options		220			27		247
Adjustment for postretirement benefits (net of tax)						(95)	(95)
Net loss					(7,371)		(7,371)
Balance, January 30, 2016	37,232,785	109,596	-	-	294,140	475	404,211
Cash dividends paid ($.24 per share)					(8,969)		(8,969)
Restricted stock grants and cancellations	167,326						-
Issuance of shares, other	490,074						-
Issuance of shares under employee stock purchase plan	59,694	674					674
Retired shares under employee stock ownership plan	(5,867)						-
Repurchased and cancelled shares	(18,872)	(327)					(327)
Stock-based compensation		7,969					7,969
Exercises of stock options	14,900	206					206
Income tax benefit on exercise of stock options		(28)					(28)
Adjustment for postretirement benefits (net of tax)						(9)	(9)
Net loss					(66,531)		(66,531)
Balance, January 28, 2017	37,940,040	118,090	-	-	218,640	466	337,196
Cash dividends paid ($.18 per share)					(6,847)		(6,847)
Restricted stock grants and cancellations	392,202						-
Issuance of shares under employee stock purchase plan	90,225	551					551
Retired shares under employee stock ownership plan	-						-
Repurchased and cancelled shares	(55,950)	(590)					(590)
Stock-based compensation		5,899					5,899
Exercises of stock options	-	-					-
Income tax benefit on exercise of stock options		-					-
Adjustment for postretirement benefits (net of tax)					(94)	93	(1)
Purchase of Treasury Stock			(1,242,000)	(4,975)			(4,975)
Net loss					(150,185)		(150,185)
Balance, February 3, 2018	38,366,517	123,950	(1,242,000)	(4,975)	61,514	559	181,048

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net loss	$(139,267)	$(68,125)	$(8,945)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	42,580	44,014	43,100
Net gain on asset disposition	(275)	(846)	(2,887)
Provision for store closures and asset impairment	23,853	25,362	1,376
Stock-based compensation	4,619	8,775	2,247
Provision (recovery) for uncollectible receivables	(241)	(919)	166
LIFO reserve increase	1,278	5,091	7,545
Deferred income tax benefit	(2,083)	(7,772)	(831)
Amortization of debt issuance costs	273	105	154
Benefit for postretirement medical	(1)	(55)	(45)
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	3,650	987	(3,570)
Insurance receivables	276	(69)	(301)
Inventories	28,949	(11,639)	(30,351)
Other assets	6,983	595	2,945
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,083	(27,964)	32,938
Income taxes receivable	(5)	7,175	8,432
Other noncurrent liabilities	5,907	(2,842)	(2,261)
Net cash provided by (used in) operating activities of continuing operations	(18,421)	(28,127)	49,712

Cash flows from investing activities of continuing operations:
Capital expenditures	(15,753)	(23,940)	(22,800)
Proceeds from asset dispositions	2,206	2,619	3,747
Insurance recoveries for replacement assets	119	416	-
Asset acquisitions, net (primarily intangibles)	(1,718)	(12,700)	(16,596)
Acquisition of Reeves-Sain Drug Store, Inc., net of cash	-	-	9,122
Net cash used in investing activities of continuing operations	(15,146)	(33,605)	(26,527)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(59)	(621)	(554)
Proceeds from revolving line of credit	910,181	990,965	937,164
Payments on revolving line of credit	(871,081)	(914,962)	(902,681)
Debt issuance costs	(597)	(5,831)	(525)
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(39)	553	2,462
(Distributions to)/contribution from subsidiary	7,727	510	(50,645)
Repurchase of shares	(4,975)	-	-
Cash dividends paid	(6,847)	(8,969)	(8,929)
Net cash provided by (used in) financing activities of continuing operations	34,310	61,645	(23,708)

Increase/(decrease) in cash and cash equivalents	743	(87)	(523)

Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	8,547	1,022	1,388
Cash flows from investing activities of discontinued operations, net	(820)	(512)	(52,033)
Cash flows from financing activities of discontinued operations, net	(7,727)	(510)	50,645
Net increase (decrease) in cash and cash equivalents	743	(87)	(523)

Cash and cash equivalents, beginning of year	5,830	5,917	6,440
Cash and cash equivalents of discontinued operations/held for sale operations, beginning of year	-	-	-
Net increase (decrease) in cash and cash equivalents	743	(87)	(523)
Less: cash and cash equivalents of discontinued/held for sale operations at end of year	-	-	-
Cash and cash equivalents, end of year	$6,573	$5,830	$5,917

Supplemental disclosures of cash flow information:
Interest paid	6,297	2,318	1,431
Income taxes refunded	(1,721)	(9,906)	(12,911)

Non-cash investing and financial activities:
Acquisition related note payable, see Note 4 - Indebtedness	-	-	13,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full service pharmacies. In addition, the Company sells general merchandise to its 12 franchisees. As of February 3, 2018, the Company had 584 retail stores, 348 pharmacies, 3 specialty pharmacy facilities (now classified as Assets Held-for-Sale) and 12 franchised stores located in 15 states mainly in the Southeastern United States. We are licensed to dispense pharmaceuticals in all 50 states.

Basis of Presentation.  The Consolidated Financial Statements include the accounts of Fred's, Inc. and its subsidiaries. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant intercompany accounts and transactions are eliminated.  Amounts are in thousands unless otherwise noted.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. Accordingly, the Company’s specialty pharmacy business met the criteria for “Assets Held-for-Sale” in accordance with Accounting Standard Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment as of February 3, 2018. The Specialty Pharmacy assets and liabilities are reflected as “held for sale” on the consolidated balance sheet in accordance with ASC 360, at February 3, 2018 and January 28, 2017. In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations-Discontinued Operations for all periods presented (Note 2).

Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 2 for additional information on discontinued operations.

Subsequent Events. The Company has evaluated subsequent events through the financial statement issue date. Based on this evaluation, we are not aware of any events or transactions requiring recognition in our financial statements. There are events that require disclosure, see note 16.

Fiscal year. The Company utilizes a 52 - 53 week accounting period which ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015, as used herein, refer to the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017 had 53 weeks, 2016 and 2015 each had 52 weeks.

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or market. For pharmacy department inventories, which were approximately $31.6 million, and $35.2 million at February 3, 2018 and January 28, 2017, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods. The current cost of inventories exceeded the LIFO cost by approximately $53.9 million at February 3, 2018 and $52.6 million at January 28, 2017. The LIFO reserve increased by approximately $1.3 million and $5.1 million during 2017 and 2016, respectively.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 3, 2018 is $17.3 million compared to $19.1 million at January 28, 2017.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, "Inventory," of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2017, there was $9.2 million (including $1.2 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives. In the third quarter of 2017, the Company recorded additional impairment charges related to the 2016 inventory clearance of product in the amount of $1.5 million. During 2017 the Company utilized $8.9 million of existing impairment charges (including $1.1 million for the accelerated recognition of freight capitalization expense), leaving $1.8 million in the reserve related to 2016 strategic initiatives.

During 2017, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $16.4 million (including $2.1 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or net realizable value on inventory identified as low-productive. During 2017 the Company utilized $12.1 million of existing impairment charges (including $1.1 million for the accelerated recognition of freight capitalization expense), leaving $4.3 million in the reserve related to 2017 strategic initiatives.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance February 3, 2018

Inventory markdown on low-productive inventory (2016 initiatives)	$8.0	$1.5	$(7.8)	$1.7
Inventory provision for freight capitalization expense (2016 initiatives)	1.2	-	(1.1)	0.1
Inventory markdown on low-productive inventory (2017 initiatives)	-	14.3	(11.0)	3.3
Inventory provision for freight capitalization expense (2017 initiatives)	-	2.1	(1.1)	1.0
Total	$9.2	$17.9	$(21.0)	$6.1

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

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. There was no amortization expense on assets under capital lease for 2017.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with FASB ASC 840 “Leases”. The amount expensed but not paid was $0.5 million and $0.6 million at February 3, 2018 and January 28, 2017, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet (See Note 3 - Detail of Certain Balance Sheet Accounts).

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

In the third quarter of 2017, a decision was made to sell the Company-owned airplane. The Company recorded charges in the amount of $2.6 million in selling, general and administrative expense to write down the carrying value of the fixed asset to fair value.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations based on our review of the carrying value of assets and the undiscounted future cash flows for these stores. (See Note 13 – Exit and Disposal Activity).

Impairment of goodwill and other intangibles. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired in accordance with Accounting Standards Codification topic 350, Intangibles – Goodwill and Other (“ASC 350”). An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

The analysis is broken down into two reporting units: the continuing operations and the discontinued specialty pharmacy (refer to Note 2 for more discussion surrounding discontinued operations). As of November 1, 2017 the estimated fair value of the business enterprise of the continuing operations was below the carrying value. As a result of the analysis, management recorded an impairment to goodwill of $87 thousand in the fourth quarter, the entire balance of goodwill for the continuing operations. The estimated fair value of the business enterprise for the discontinued specialty pharmacy exceeded the carrying value by approximately 10 percent and as a result did not have any impairment to goodwill.

On February 3, 2018, the Company assessed the discontinued specialty pharmacy’s goodwill for impairment as a result of the plan to actively market it for sale and the deterioration in the price of our common stock and the resulting reduced market capitalization. As a result of the interim impairment test, the Company recognized a goodwill impairment charge of $10.8 million to its discontinued specialty pharmacy business.

The Company determined the fair value of the reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in a materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discount cash flow method, the Company determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Company determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected revenue and EBITDA to determine the preliminary enterprise value. From that preliminary enterprise value it is further adjusted by adding cash and cash equivalents and subtracting interest-bearing debt to determine the cash-adjusted equity value. In addition, the Company estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.

One key assumption for the measurement of an impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in additional impairments in future periods; however, management does not believe that any of the goodwill balances in its reporting units as of February 3, 2018 is at significant risk of impairment other than that $87 thousand impairment discussed above. Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.

Additionally, during the fourth quarter 2017 the Company recorded a $628 thousand impairment related to the trade name for the specialty pharmacy. Refer to Note 2 for more discussion on discontinued operations.

Revenue recognition. The Company markets goods and services through 584 Company-owned stores, 12 franchised stores and 3 specialty pharmacy-only locations (now classified as Assets Held-for-Sale) as of February 3, 2018. Net sales includes sales of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. Revenues resulting from layaway sales are recorded upon delivery of the merchandise to the customer.

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

The Company also sells gift cards for which revenue is recognized at the time of redemption. The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized and the gift card liability is reduced as the customer redeems the gift card. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. During 2017, we recognized $0.3 million of gift card revenue, or less than $0.01 per share. During 2016 we recognized $0.2 million of gift revenue, or less than $0.01 per share, while in 2015 we recognized $0.1 million of gift card revenue, or less than $0.01 per share.

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2017, 2016 and 2015 was $0.7 million, $1.2 million and $1.5 million, respectively.

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

Advertising. In accordance with FASB ASC 720-35 “Advertising Costs”, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2017, 2016 and 2015, were $24.7 million, $24.6 million and $24.0 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $2.3 million, $3.6 million and $4.5 million, for 2017, 2016 and 2015, respectively.

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

Other identifiable intangible assets, net of accumulated amortization, totaled $54.9 million at February 3, 2018, and $73.0 million at January 28, 2017. Accumulated amortization at February 3, 2018 and January 28, 2017 totaled $118.0 million and $100.7 million, respectively.

(in millions)	February 3, 2018	January 28, 2017	Estimated Useful Lives (years)
Customer prescription files	$48,369	$64,505	$7
Non-compete agreements	5,356	6,575	3 - 15
Software	1,048	1,845	3
Other	115	115	-
	$54,888	$73,040

Amortization expense for 2017, 2016 and 2015, was $17.9 million, $18.0 million and $16.3 million, respectively.

Estimated amortization expense for the assets recognized as of February 3, 2018, in millions for each of the next 7 years is as follows:

Continuing (in millions)	2018	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$16.7	$13.9	$11.4	$7.4	$3.7	$1.3	$0.1

Goodwill. The Company records goodwill when the purchase price exceeds the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist. On a continuing basis, the company no longer has goodwill.

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

At February 3, 2018, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year. Our employee medical insurance policy coverage runs from January 1 through December 31. The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage. The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical changed to $250,000 effective January 1, 2017. The Company’s insurance reserve was $11.3 million and $10.9 million on February 3, 2018 and January 28, 2017, respectively. Changes in the reserve for the year ended February 3, 2018, were attributable to additional reserve requirements of $42.1 million netted with payments of $41.7 million.

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

The Company adopted the provisions of ASU 2016-09 beginning with its fiscal 2017 first quarter. The ASU provisions did not have a material impact on the Company’s income tax expense as a result of the valuation allowance position eliminating the tax effects on the income statement.

Income Taxes The Company reports income taxes in accordance with FASB ASC 740, “Income Taxes.” Under FASB ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities (see Note 6 - Income Taxes).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FASB ASC 740”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109 that is codified in FASB ASC 740. We adopted FASB ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, FASB ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 6 - Income Taxes).

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

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Valuation allowances against the deferred tax assets totaled $59.3 million and $20.3 million on February 3, 2018 and January 28, 2017, respectively.

Business segments. The Company is organized around individual stores. The Company stores have similar economic characteristics, offer pharmaceuticals or general merchandise consistent with all other locations, and have discrete financial information. Each store therefore represents an operating segment that is aggregated into one reportable segment.

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company applies the guidance of FASB ASC 715 “Compensation – Retirement Benefits” to the accounting and disclosure requirements of accumulated other comprehensive income. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

Recent Accounting Pronouncements. In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides companies with the option to reclassify tax effects resulting from the Tax Cuts and Jobs Acts within Accumulated Other Comprehensive Income into Retained Earnings. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is currently evaluating the effect this ASU will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company adopted this ASU for its annual goodwill impairment test in the fourth quarter of fiscal year 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard and the adoption had no effect on our statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective basis. The Company does not expect the provisions of ASU 2016-16 to have a material impact on its financial statements. This update will be effective for the Company at the beginning of fiscal 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted this standard and the adoption had no effect on our statement of cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company has adopted this standard and it did not have a material effect on its financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Early adoption was permitted. The Company adopted the provisions of ASU 2016-09 beginning with its fiscal 2017 first quarter. The ASU provisions did not have a material impact on the Company’s income tax expense as a result of the valuation allowance position eliminating the tax effects on the income statement.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is actively working to comply with this guidance as it relates to gift cards sales, loyalty programs, coupons and discounts and other areas of the business impacted by the pronouncement. The Company has evaluated the impact that this ASU will have and has determined that there will be no material impact on the Company’s statement of position, results of operations, or statement of cash flow. The Company will implement this standard in its first quarter of fiscal year 2018.

Termination of Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).  Pursuant to Section 8.01(g) of the Asset Purchase Agreement, each of Buyer, Walgreens or Rite Aid was permitted to terminate the Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Asset Purchase Agreement was also terminated, effective immediately. In connection with the termination of the Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017 from Walgreens.

Note 2 – Assets Held-For-Sale and Discontinued Operations

As discussed in Note 1, during the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. Accordingly, the specialty pharmacy business met the criteria for “Assets Held-for-Sale” in accordance with ASC 360 as of February 3, 2018. The Specialty Pharmacy assets and liabilities are reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360 at February 3, 2018 and January 28, 2017. In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

The results of the specialty pharmacy business were previously allocated to the Pharmacy segment within the sales mix. The specialty pharmacy recorded a loss from discontinued operations, net of the tax line item, of $10.9 million for 2017, and income of $1.6 million and $1.6 million for 2016 and 2015, respectively.

Certain corporate overhead and other costs previously allocated to the specialty pharmacy for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, during the fourth quarter a charge of $0.6 million was recorded as an impairment of the trade name and $10.8 million was recorded as an impairment of the goodwill related to the specialty pharmacy.

As of May 4, 2018 no sale had been completed for the specialty pharmacy business and therefore no gain or loss has been recorded.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying consolidated balance sheet for each of the periods presented:

(in thousands)	2017	2016
Current assets:
Accounts Receivable, net	$15,983	$11,613
Inventories	3,756	4,577
Other non-trade receivables	152	1,528
Prepaid expenses and other current assets	12	14
Total current assets held-for-sale	$19,903	$17,732

Property and equipment, less accumulated depreciation and amortization	$1,036	$634
Goodwill	30,609	41,403
Intangible assets, net	9,533	12,645
Other noncurrent assets, net	539	-
Total noncurrent assets held-for-sale	$41,717	$54,682

Current liabilities:
Accounts Payable	$22,045	$16,682
Accrued expenses and other	4,527	2,182
Total current liabilities held-for-sale:	$26,572	$18,864

Deferred income tax liabilities	-	-
Other noncurrent liabilities	$48	$167
Total noncurrent liabilities held-for-sale	$48	$167

The following table summarizes the results of discontinued operations for the years ended February 3, 2018, January 28, 2017, and January 30, 2016:

(in thousands)	2017	2016	2015
Revenues	$275,952	$239,183	$205,551
Cost of Goods Sold	264,153	224,603	193,962
Gross Margin	11,799	14,580	11,589
Depreciation and amortization	2,630	3,013	2,552
Selling, general and administrative expenses	23,200	8,603	6,515
Income (Loss) from discontinued operations before income taxes	(14,031)	2,964	2,522
Income tax expense	(3,113)	1,371	949
Income (loss) from discontinued operations, net of tax	$(10,918)	$1,593	$1,573

NOTE 3 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of February 3, 2018 and January 28, 2017 are as follows:

	(in thousands)
Property and equipment, at cost:	2017	2016
Buildings and building improvements	$119,039	$117,450
Leasehold improvements	86,402	85,965
Automobiles and vehicles	4,525	4,894
Airplane	-	4,697
Furniture, fixtures and equipment	286,962	288,487
	496,928	501,493
Less: Accumulated depreciation and amortization	(390,633)	(381,178)
	106,295	120,315
Construction in progress	590	1,392
Land	8,581	8,581
Total Property and equipment, at depreciated cost	$115,466	$130,288

Depreciation expense totaled $24.7 million, $26.0 million and $26.9 million for 2017, 2016 and 2015, respectively.

	(in thousands)	(in thousands)
Other non-trade receivables:	2017	2016
Vendor receivables	$22,073	$19,724
Income tax receivable	1,812	4,690
Franchise stores receivable	1,688	1,947
Insurance claims receivable	-	395
Coupon receivable	375	335
Other	5,552	5,335
Total other non-trade receivable	$31,500	$32,426

Prepaid expenses and other current assets:	2017	2016
Prepaid rent	$4,214	$4,419
Supplies	3,061	4,027
Prepaid insurance	493	1,386
Prepaid advertising	283	9
Other	2,004	2,090
Total prepaid expenses and other current assets	$10,055	$11,931

	(in thousands)	(in thousands)
Accrued expenses and other:	2017	2016
Payroll and benefits	$12,579	$10,913
Insurance reserves	11,290	10,859
Legal and professional fees	7,048	7,016
Closed Store Reserve	6,338	206
Sales and use tax	5,754	4,502
Network fees	3,304	3,080
Pharmacy credit returns	1,633	2,451
Advertising	795	2,396
Real estate tax	2,567	2,376
Deferred / contingent rent	1,637	2,138
Project costs accrual	2,512	1,290
Franchise stores payable	514	1,267
Information technology	795	1,154
Utilities	1,114	1,098
Personal property tax	1,002	1,025
Warehouse freight and fuel	795	651
Repairs and maintenance	483	532
Giftcard liability	194	441
Lease liability	146	204
Other	7,477	8,867
Total accrued expenses and other	$67,977	$62,466

Other noncurrent liabilities:	2017	2016
Unearned vendor allowances (see Note 1 - Vendor Rebates and Allowances)	$25,170	$19,263
Uncertain tax positions	372	371
Total other noncurrent liabilities	$25,542	$19,634

NOTE 4 — INDEBTEDNESS

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

On April 9, 2015, the Company entered into a new Revolving Loan and Credit Agreement (the “New Agreement”) with Regions Bank and Bank of America to replace the Agreement.  The proceeds were used to refinance the Agreement and to support acquisitions and the Company’s working capital needs. The New Agreement provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The weighted average interest rate on borrowings outstanding at February 3, 2018 was 3.625%. The New Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million. On July 31, 2017 the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent. Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves. The Company may choose to borrow at a spread to either LIBOR or a Base Rate. For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%. The spread depends on the level of excess availability. Commitment fees on the unused portion of the credit line are 37.5 basis points.  The New Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $153.4 million of borrowings outstanding and $69.7 million available under the New Agreement at February 3, 2018.

On April 10, 2015 the Company acquired Reeves Sain Drug Store, Inc. (see Note 14 – Business Combinations). A portion of the consideration paid was in the form of $13 million seller notes. The notes are subject to an earn-out provision which could result in an increase to the face value of the notes if the acquired business meets certain financial metrics. Payment of principal on the notes shall be made ratably in three annual installments commencing January 31, 2021. The notes bear interest at a fixed rate of 3.38%.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. On March 30, 2011, Fred’s purchased 10 properties leased from Atlantic Retail Investors, LLC, one of which has an additional parcel that is leased to an unrelated party, for $7.5 million in cash and assumed mortgage debt of $3.5 million on six of these locations (see Note 7 – Long-Term Leases) with fixed interest rates from 6.65% to 7.40%.  The debt is collateralized by the land and buildings.

Related Party Transactions

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services (now classified as Assets Held-for-Sale). As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc. who joined Fred’s as part of the acquisition. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. The table below shows the notes payable, along with the long term debt related to the mortgages discussed above, due for the next five years as of February 3, 2018, which are both related to continuing operations.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Notes payable	$-	$-	$4,334	$4,333	$4,333	$-	$13,000
Mortgage loans on land & buildings	65	70	75	1,369	-	-	1,579
Total	$65	$70	$75	$1,369	$4,333	$-	$14,579

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

NOTE 5 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of February 3, 2018 and January 28, 2017. The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature. The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	February 3, 2018		January 28, 2017
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$153,431	$153,431	$114,331	$114,331
Mortgage loans on land & buildings	1,579	1,684	1,639	1,881
Notes payable	13,000	12,421	13,000	12,740

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended February 3, 2018, January 28, 2017 and January 30, 2016:

(dollars in thousands)	2017	2016	2015
Current
Federal	$-	$(3,978)	$(5,351)
State	234	774	870
	234	(3,204)	(4,481)

Deferred
Federal	705	(11,927)	(915)
State	302	3,277	(12)
	1,007	(8,650)	(927)

	$1,241	$(11,854)	$(5,408)

On December 22, 2017, the TCJA was enacted by the U.S. government. The TCJA contains several key provisions that affected the Company. The enacted provisions impacting the current financial statements include a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As the Company has a February 3, 2018 fiscal year-end, the impact of the lower rate was phased in resulting in a U.S. statutory federal tax rate of approximately 33.7% for the fiscal year ending February 3, 2018 and a 21% U.S. statutory federal rate for fiscal years thereafter. Other enacted provisions which may impact the Company beginning in fiscal 2019 include limitations on the deductibility of executive compensation and changes to the net operating loss carryover rules.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting is expected to be completed within one year from the enactment date of the TCJA.

Based on the current analysis, the Company recorded a provisional income tax effect of $0.0 million, after considering changes to the valuation allowance, in its consolidated financial statements for the fiscal year ended February 3, 2018. The Company was able to determine a reasonable estimate for the re-measurement of the Company’s U.S. federal deferred tax assets and liabilities at the lower rate (a reduction to net deferred tax assets of approximately $18.8 million offset by an equal reduction to the valuation allowance). The Company’s analysis of this item is incomplete at this time. The Company will complete the accounting for this item during the measurement period, which will not exceed beyond one year from the enactment date.

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2017	2016
Deferred income tax assets:
Accrual for incentive compensation	$2,782	$5,446
Allowance for doubtful accounts	653	763
Insurance accruals	1,508	2,117
Other accruals	604	1,016
Net operating loss carryforwards	48,087	20,705
Deferred Revenue	352	583
Federal benefit on state reserves	55	91
WOTC Credit Carryforward	5,295	3,896
Amortization of intangibles	16,925	18,448
Postretirment benefits	159	-
Contribution Carryforward	315	424
Total deferred income tax assets	76,735	53,489
Less: Valuation allowance	59,299	22,183
Deferred income tax assets, net of valuation allowance	17,436	31,306

Deferred income tax liabilities:
Postretirement benefits	-	(43)
Property, plant and equipment	(5,567)	(12,358)
Inventory valuation	(11,173)	(19,557)
Prepaid expenses	(588)	(1,322)
Total deferred income tax liabilities	(17,328)	(33,280)

Net deferred income tax assets/liabilities	$108	$(1,974)

The net operating loss carryforwards are available to reduce federal and state income taxes in future years. The federal carryforward is approximately $158.0 million and will expire in 2038. Carryforwards total approximately $323.2 million for state income tax purposes and expire at various times during the fiscal years 2018 through 2038. Federal income tax credit carryforwards total approximately $5.3 million and begin to expire in 2036.

We maintain a valuation allowance for federal and state net operating losses and tax credits that we do not expect to utilize prior to their expiration.   During 2017, the valuation allowance increased $37.1 million, and during 2016, the valuation allowance increased $19.6 million. Based upon the expected reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred income tax assets recorded after giving consideration to the valuation allowance.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2017	2016	2015
Income tax provision at statutory rate	33.7%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	4.6	0.8
Tax credits, principally jobs	0.6	1.0	8.6
Uncertain tax provisions	-	-	-
Change in valuation allowance	(25.4)	(25.4)	(7.3)
TCJA Rate Change	(13.7)	-	-
Other	1.3	0.2	(0.2)
Permanent differences	(0.9)	(0.6)	0.8
Effective income tax rate	(0.9)%	14.8%	37.7%

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Beginning balance	$0.4	$0.4	$0.4
Additions for tax positions of prior years	0.5	-	-
Additions for current year tax positions	1.4	-	-
Ending balance	$2.3	$0.4	$0.4

As of February 3, 2018, our liability for unrecognized tax benefits totaled $2.3 million and is recorded in our Consolidated Balance Sheet within “Other noncurrent liabilities.” Approximately $0.4 million of such balance, if recognized, would affect our effective tax rate. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits, but we are unable to estimate the amounts.

FASB ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with FASB ASC 740 in the financial statements as a component of income tax expense. As of February 3, 2018, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. As of January 28, 2017, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

The Company files numerous consolidated and separate company income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2013-2016. However, tax authorities have the ability to review years prior to these to the extent we utilized tax attributes carried forward from those prior years.

NOTE 7 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees. Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $54.9 million, $58.9 million and $58.6 million, for 2017, 2016 and 2015, respectively. Total contingent rentals included in operating leases above was $0.5 million for 2017, $0.6 million for 2016 and $0.7 million for 2015.

Future minimum rental payments under all operating leases as of February 3, 2018 are as follows:

(in thousands)	Operating Leases
2018	$40,974
2019	33,466
2020	28,255
2021	23,979
2022	18,305
Thereafter	34,036
Total minimum lease payments	$179,015

The gross amount of property and equipment under capital leases was $5.1 million at both February 3, 2018 and January 28, 2017. Accumulated amortization on property and equipment under capital leases was $5.1 million at both February 3, 2018 and January 28, 2017. There was no amortization expense on assets under capital lease for 2017 and 2016.

Related Party Transactions

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a former director and officer of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $375.9 thousand for the year ended February 3, 2018 and $378.4 and $400.0 thousand for the years ended January 28, 2017 and January 30, 2016, respectively.

NOTE 8 — SHAREHOLDERS’ EQUITY

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

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. In the Fourth Quarter, the Company repurchased 1.2 million shares, leaving 2.6 million shares available for repurchase.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

Balance at January 28, 2017	-	$-	-		3,040,800
January 29 - February 25, 2017	-	$-	-		3,040,800
February 26 - April 1, 2017	-	$-	-		3,040,800
April 2, - April 29, 2017	-	$-	-		3,040,800
April 30, - May 27, 2017	-	$-	-		3,040,800
May 28, - July 1, 2017	-	$-	-		3,040,800
July 2, - July 29, 2017	-	$-	-		3,040,800
July 30, - August 26, 2017	-	$-	-		3,040,800
August 27, - September 30, 2017	-	$-	-		3,040,800
October 1, - October 28, 2017	-	$-	-		3,040,800
October 29, - November 25, 2017	-	$-	-		3,040,800
November 26, - December 30, 2017	620,000	$4.02	620,000	759,200	3,180,000
December 31, - February 3, 2018	622,000	$4.00	622,000		2,558,000

Rights Plan. On June 27, 2017, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of Class A Common Stock. The dividend was paid to the shareholders of record at the close of business on July 7, 2017 (the “Record Date”). Each Right entitles the holder, subject to the terms of the Rights Agreement dated as of June 27, 2017 (the “Original Rights Agreement”) between the Company and American Stock & Trust Company, LLC, as Rights Agent, to purchase from the Company one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at a price of $60.00 (the “Exercise Price”), subject to certain adjustments.  On  September 18, 2017, the Company amended and restated the Original Rights Agreement (the “Amended Rights Agreement”) to (i) decrease the Exercise Price, (ii) change the circumstances under which the Right may be exercised and (iii) extend the expiration of the Rights, in each case, as more fully described below.

The purpose of the Amended Rights Agreement is to protect shareholder value by preserving the Company’s ability to use its net operating losses and certain other tax assets (“Tax Benefits”) to offset potential future taxable income and reduce federal income tax liability. The Company’s ability to use its Tax Benefits would be substantially limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding Common Stock.

Pursuant to the Amended Rights Agreement, the Exercise Price will be $35.00.  Further, the Rights will not be exercisable until the earlier to occur of (x) the close of business on the 10th business day following a public announcement or filing that a person has, or a group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the Amended Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.9% or more of the Company’s outstanding shares of Class A Common Stock, subject to certain exceptions, and (y) the close of business on the 10th business day (or such other date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons or persons acting in concert become an Acquiring Person) after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Any existing shareholder or group that beneficially owns 4.9% or more of the Class A Common Stock will be grandfathered at its current ownership level, but the Rights will become exercisable if at any time after the announcement of the Amended Rights Agreement such shareholder or group increases its ownership of the Class A Common Stock by one share or more.

The Rights, which are not exercisable until the Distribution Date, will expire at the earliest to occur of (w) the close of business on September 18, 2020; (x) the time at which the Rights are redeemed pursuant to the Amended Rights Agreement; (y) the time at which the Rights are exchanged pursuant to the Amended Rights Agreement; and (z) the time at which the Rights are terminated upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Board prior to any person becoming an Acquiring Person.  The above description of the Amended Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amended Rights Agreement, a copy of which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2017.

NOTE 9 – EQUITY INCENTIVE PLANS

Long-Term Incentive Plan. The Company has a long-term incentive plan (the "2017 Plan"), which was approved by Fred's stockholders at the 2017 annual shareholders meeting. The 2017 Plan is substantially similar to the prior plan. The 2017 Plan increased the number of shares of the Company’s common stock authorized for issuance by 1,900,000 shares, from the 4,000,000 which was available under the prior plan to 5,900,000 shares. The plan expires March 18, 2022, and Section 10 of the 2002 Plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2012 Plan. Shares available to be granted under the long-term incentive plan were 2,777,382 as of February 3, 2018 (1,037,576 shares as of January 28, 2017). Options issued under the plans expire five to seven years from the date of grant. Options outstanding at February 3, 2018 expire in fiscal 2018 through fiscal 2024.

The Company grants stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board of Directors. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to eight years from the date of grant. Options granted under the plan generally become exercisable ratably over four years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is recognized using the graded vesting attribution method. The plan also provides for annual stock grants at the market price of the common stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP") (the “2004 Plan”), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. There were 90,225, 59,694, and 57,972 shares issued during fiscal years 2017, 2016, and 2015, respectively. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of February 3, 2018 there were 595,681 shares available. In the fourth quarter, management and the Board of Directors decided to suspend purchases through the ESPP effective December 31, 2017.

The following represents total stock based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2017	2016	2015
Continuing Operations
Stock option expense	$649	$796	$248
Restricted stock expense	3,294	6,732	1,765
ESPP expense	676	232	234
Subtotal stock-based compensation	4,619	7,760	2,247
Other stock based compensation expense (1)	1,015	1,015	-
Total stock-based compensation	$5,634	$8,775	$2,247

Income tax benefit on stock-based compensation	$1,216	$2,331	$590

Discontinued Operations
Stock option expense	$221	$143	$3
Restricted stock expense	44	66	12
ESPP expense	-	-	-
Total stock-based compensation	265	209	15

Income tax benefit on stock-based compensation	$28	$34	$4

Total stock-based compensation	$5,899	$8,984	$2,262
Total income tax benefit on stock-based compensation	$1,244	$2,365	$594

1 Stock based compensation expense earned in fiscal year 2016, grants issued in fiscal year 2017 related to the retirement of the Company's former CEO, Jerry Shore.

Total stock based compensation expense recorded in Consolidated Statements of Operations for 2016 was $8,984 thousand, while Common Stock balance on Consolidated Balance Sheet statement as of January 28, 2017 was increased by $7,969 thousand due to grants issued after January 28, 2017. Accrued expenses balance included $1,015 thousand on the Balance Sheet as of January 28, 2017.

Total stock based compensation expense recorded in Consolidated Statements of Operations for 2017 was $4,884 thousand, while Common Stock balance on Consolidated Balance Sheet statement as of February 3, 2018 was increased by $5,899 thousand due to grants issued during fiscal year 2017 year but expensed in fiscal year 2016.

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Continuing Operations
Stock Options	2017	2016	2015
Expected volatility	42.3%	33.7%	30.6%
Risk-free interest rate	2.1%	1.6%	1.8%
Expected option life (in years)	5.84	5.84	5.84
Expected dividend yield	1.7%	1.8%	1.7%

Weighted average fair value at grant date	$3.91	$3.57	$4.32

Discontinued Operations
Stock Options	2017	2016	2015
Expected volatility	43.1%	33.4%	30.1%
Risk-free interest rate	2.2%	1.6%	2.0%
Expected option life (in years)	5.84	5.84	5.84
Expected dividend yield	1.9%	1.8%	1.7%

Weighted average fair value at grant date	$4.89	$3.92	$4.97

Employee Stock Purchase Plan	2017	2016	2015
Expected volatility	80.6%	57.0%	30.9%
Risk-free interest rate	1.0%	0.9%	0.3%
Expected option life (in years)	0.63	0.63	0.63
Expected dividend yield	1.0%	1.0%	1.0%

Weighted average fair value at grant date	$7.14	$3.88	$4.02

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

Stock Options. The following table summarizes stock option activity from January 31, 2015 through February 3, 2018:

Continuing Operations	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 31, 2015	946,553	$13.56	3.4	$2,954
Granted	422,107	16.32
Forfeited / Cancelled	(328,568)	14.37
Exercised	(202,733)	10.48
Outstanding at January 30, 2016	837,359	$15.37	4.5	$1,371
Granted	1,107,256	12.82
Forfeited / Cancelled	(476,434)	15.26
Exercised	(14,900)	13.82
Outstanding at January 28, 2017	1,453,281	$13.48	6.0	$1,947
Granted	233,312	11.00
Forfeited / Cancelled	(514,768)	13.16
Exercised	-	-
Outstanding at February 3, 2018	1,171,825	$13.12	5.1	$-

Exercisable at February 3, 2018	360,098	$14.43	4.1	$-

Discontiued Operations	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 31, 2015	-	$-	0	$-
Granted	2,500	19.04
Forfeited / Cancelled	-	-
Exercised	-	-
Outstanding at January 30, 2016	2,500	$19.04	6.5	$-
Granted	151,875	14.11
Forfeited / Cancelled	-	-
Exercised	-	-
Outstanding at January 28, 2017	154,375	$14.19	6.4	$124
Granted	25,000	13.52
Forfeited / Cancelled	(12,000)	12.34
Exercised	-	-
Outstanding at February 3, 2018	167,375	$14.23	5.4	$-

Exercisable at February 3, 2018	31,374	$14.27	4.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock. As of February 3, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for continuing operations was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. As of February 3, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for discontinued operations was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Other information relative to option activity during 2017, 2016 and 2015 is as follows:

(dollars in thousands)	2017	2016	2015
Continuing Operations
Total fair value of stock options vested	$1,185	$361	$318
Total pretax intrinsic value of stock options exercised	$-	$85	$1,333
Discontinued Operations
Total fair value of stock options vested	$121	$3	$-
Total pretax intrinsic value of stock options exercised	$-	$-	$-

The following table summarizes information about stock options outstanding at February 3, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Continuing Operations
$ 4.57 - $12.55	482,108	5.6	$10.28	91,991	$10.72
$12.61 - $14.68	409,451	5.1	$14.31	95,232	$14.26
$14.74 - $19.64	280,266	4.3	$16.27	172,875	$16.50
	1,171,825			360,098

Discontinued Operations
$ 9.99 - $14.66	57,681	5.7	$12.19	7,736	$10.98
$14.68 - $15.06	36,303	5.1	$14.77	8,460	$14.76
$15.44 - $19.04	73,391	5.3	$15.56	15,178	$15.68
	167,375			31,374

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

The following table summarizes restricted stock from January 31, 2015 through February 3, 2018:

Continuing Operations	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 31, 2015	557,521	$14.72
Granted	121,009	17.38
Forfeited / Cancelled	(103,759)	14.13
Vested	(70,798)	14.07
Non-vested Restricted Stock at January 30, 2016	503,973	$15.55
Granted	195,856	13.28
Forfeited / Cancelled	(40,188)	14.35
Vested	(77,515)	14.65
Non-vested Restricted Stock at January 28, 2017	582,126	$15.01
Granted	490,802	7.73
Forfeited / Cancelled	(90,933)	11.96
Vested	(328,100)	14.64
Non-vested Restricted Stock at February 3, 2018	653,895	$10.14

Discontinued Operations	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 31, 2015	-	$-
Granted	10,000	19.07
Forfeited / Cancelled	-	-
Vested	-	-
Non-vested Restricted Stock at January 30, 2016	10,000	$19.07
Granted	11,658	15.44
Forfeited / Cancelled	-	-
Vested	-	-
Non-vested Restricted Stock at January 28, 2017	21,658	$17.12
Granted	2,333	14.89
Forfeited / Cancelled	(10,000)	19.07
Vested	(2,797)	15.35
Non-vested Restricted Stock at February 3, 2018	11,194	$15.35

For continuing operations the aggregate pre-tax intrinsic value of restricted stock outstanding as of February 3, 2018 is $2.0 million with a weighted average remaining contractual life of 7.2 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. The total fair value of restricted stock awards that vested for the year ended February 3, 2018 was $4.4 million. The total fair value of restricted stock awards that vested for the years ended January 28, 2017 and January 30, 2016 was $1.0 million.

For discontinued operations the aggregate pre-tax intrinsic value of restricted stock outstanding as of February 3, 2018 is less than $0.1 million with a weighted average remaining contractual life of 5.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 3.5 years. The total fair value of restricted stock awards that vested for the year ended February 3, 2018 was less than $0.1 million. No restricted stock awards vested for the years ending January 28, 2017 and January 30, 2016.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2017, 2016 or 2015.

NOTE 10 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share. However, in fiscal years 2017, 2016, and 2015, the Company experienced losses and thus such restricted stock was excluded from the calculation of basic and diluted EPS because inclusion would have been antidilutive.

In fiscal years 2017, 2016, and 2015, the Company experienced a net loss, requiring the diluted earnings per share calculation to exclude any assumptions of the exercise of securities, as these would have an antidilutive effect on EPS.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal years were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 1,339,200 and 918,881 such options outstanding at February 3, 2018 and January 28, 2017, respectively.

NOTE 11 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $0.5 million at February 3, 2018 and $1.1 million at January 28, 2017 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $9.3 million at February 3, 2017 and January 28, 2017 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or such lesser amounts based upon limitations established by the Internal Revenue Service. Company contributions are made at the discretion of the Company’s Board of Directors. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2017, were $0.3 million and for 2016 and 2015 were $0.2 million.

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

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Benefit obligation at beginning of year	$655	$695	$584
Service cost	36	39	46
Interest cost	20	21	19
Actuarial loss (gain)	(46)	(54)	92
Benefits paid	(70)	(46)	(46)
Benefit obligation at end of year	$595	$655	$695

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Accumulated other comprehensive income	$765	$765	$780
Deferred tax	(206)	(299)	(305)
Accumulated other comprehensive income, net	$559	$466	$475

The medical care cost trend used in determining this obligation is 6.8% at February 3, 2018, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$71	$76	$86
1% increase effect on periodic cost	11	11	12
1% decrease effect on accumulated benefit obligations	(53)	(58)	(69)
1% decrease effect on periodic cost	(8)	(9)	(10)

The discount rate used in calculating the obligation was 3.45% in 2017 and 2016.

The annual net postretirement cost is as follows:

(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Service cost	$36	$40	$46
Interest cost	20	21	19
Amortization of prior service cost	(13)	(13)	(13)
Amortization of unrecognized prior service costs	(58)	(56)	(51)
Net periodic postretirement benefit cost	$(15)	$(8)	$1

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2018	$49
2019	55
2020	56
2021	61
2022	61
Next 5 years	262

Litigation. On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has a cyber liability policy with a $10 million limit and $100,000 deductible.

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

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. The Company has not received any response from the OCR at this time. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. The Company filed and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for each of the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s has opposed the Motion to Remand, and the Motion to Remand is still pending. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

NOTE 12 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1 – “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of February 3, 2018, all of the Company’s operations were located within the United States. The following data is presented in accordance with FASB ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 3 years was as follows:

	For the Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Pharmacy	45.7%	45.0%	44.9%
Consumables	29.2%	27.6%	28.4%
Household Goods and Softlines	24.3%	26.0%	25.0%
Franchise	0.8%	1.4%	1.7%
Total Sales Mix	100.0%	100.0%	100.0%

NOTE 13 – EXIT AND DISPOSAL ACTIVITY

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

In 2015, the Company recorded an additional charge of $0.3 million for fixed assets and leasehold improvements related to the 2014 store closures. In 2016, the Company utilized $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges for fixed assets recorded pertaining to fiscal 2014 store closures. None of the remaining impairment was utilized in 2017, leaving $0.5 million of impairment charges pertaining to fiscal 2014 store closures as of February 3, 2018.

During fiscal 2016, a decision was made to close 39 underperforming stores, which included 18 underperforming pharmacies. As a result, the Company recorded charges in the amount of $2.0 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $2.3 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies of which $0.1 million was utilized during 2016. Additional impairment charges of $3.6 million were for fixed asset impairments related to the corporate headquarters. During the first quarter of 2017, the locations were closed and the Company utilized the remaining balance of $4.2 million of impairment charges relating to the 2016 planned store closures. None of the impairment charges relating to the corporate headquarters were utilized as of February 3, 2018.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of February 3, 2018.

In the third quarter of 2017, a decision was made to sell the Company-owned airplane. The sale was completed in the fourth quarter, and an impairment charge of $2.6 million recorded in the third quarter related to the sale of this asset was fully utilized in the fourth quarter of 2017.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of February 3, 2018.

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

During fiscal 2016, the Company increased the lease liability for stores closed between 2014 and 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. This reserve was utilized during fiscal year 2017 in full.

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018.

The following table illustrates the impairment charges for fixed assets and inventory related to planned closures and inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at January 28, 2017	Additions	Utilization	Ending Balance February 3, 2018

Impairment charge for the disposal of fixed assets for 2014 planned closures	0.5	-	-	0.5
Inventory markdowns for 2016 planned closures	3.0	-	(3.0)	-
Inventory provision for freight capitalization expense, 2016 planned closures	1.1	-	(1.1)	-
Impairment charge for the disposal of fixed assets for 2016 planned closures	2.0	-	(2.0)	-
Impairment charge for the disposal of intangible assets for 2016 planned closures	2.2	-	(2.2)	-
Impairment charge for the disposal of fixed assets for corporate office	3.6	-	-	3.6
Impairment charge for the sale of the Company-owned airplane	-	2.6	(2.6)	-
Impairment charge for the disposal of fixed assests for 2017 planned closures	-	0.8	-	0.8
Impairment charge for the disposal of intangible assests for 2017 planned closures	-	1.4	-	1.4
Impairment charge for the write down of fixed assets for underperforming stores	-	1.1	-	1.1
Subtotal	$12.4	$5.9	$(10.9)	$7.4
Lease contract termination liability, 2014-2016 closures	0.2	-	(0.2)	-
Lease contract termination liability, 2017 closures	-	8.4	(2.1)	6.3
Total	$12.6	$14.3	$(13.2)	$13.7

NOTE 14 – BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interests in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services (now classified as Assets Held-for-Sale). The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction costs were expensed as incurred and are reflected in selling, general and administrative expenses in the consolidated statement of operations. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the 2016 or 2017 consolidated financial statements for this provision. If and when the provision is met, the expense will be treated as compensation expense in that year. Refer to Note 2 – Discontinued Operations for additional discussion surrounding the specialty pharmacy business.

A summary of the purchase price allocation for Reeves-Sain Drug Store, Inc. is as follows (dollars in thousands) broken out for continuing operations and discontinued operations:

Total purchase consideration for continuing operations:

Cash	$42,757
Notes payable	13,000
Total purchase consideration	$55,757

Allocation of the purchase price consideration for continuing operations:

Accounts receivables	$752
Inventory	741
Other assets	189
Goodwill	-
Identifiable intangible assets	2,320
Total assets acquired	$4,002

Accounts payable	48
Other current liabilities	76
Total liabilities assumed	$124

Net assets acquired	$3,878

Allocation of the purchase price consideration for discontinued operations:

Accounts receivables	$13,722
Inventory	1,264
Other assets	118
Goodwill	41,403
Identifiable intangible assets	17,916
Total assets acquired	$74,423

Accounts payable	21,400
Other current liabilities	1,144
Total liabilities assumed	$22,544

Net assets acquired	$51,879

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on valuations (dollars in thousands) broken out for continuing operations and discontinued operations:

Continuing Operations
	Amount	Weighted Average Life (Years)
Customer prescription files	$2,320	7
	$2,320

Discontinued Operations
	Amount	Weighted Average Life (Years)
Customer prescription files	$7,156	4
Trade name	$7,300	-
Referral and relationships	$1,400	2
Non-compete agreements	$1,800	4
Business licenses	$260	1
	$17,916

The following unaudited supplemental pro forma financial information includes the results of operations of the three Reeves-Sain Drug Store, Inc. locations (now classified as Assets Held-for-Sale) in 2017, 2016, and 2015 and is presented as if the locations had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The 2015 unaudited pro forma historical results were adjusted (i) to remove one-time acquisition costs of $0.5 million, (ii) to increase amortization expense by $0.6 million resulting from the incremental intangible assets acquired and (iii) to increase interest expense by $0.2 million as a result of assumed debt financing for the transaction.

The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition. This has been broken out for continuing operations and discontinued operations.

Continuing Operations
(in thousands, except per share data)	2017	2016	2015
Revenue	$1,805,405	$1,886,241	$1,945,152
Earnings	(139,267)	(68,125)	(8,945)
Basic and diluted earnings per share	$(3.72)	$(1.84)	$(0.24)

Discontinued Operations
(in thousands, except per share data)	2017	2016	2015
Revenue	$275,952	$239,183	$252,902
Earnings	(10,918)	1,594	1,167
Basic and diluted earnings per share	$(0.29)	$0.04	$0.03

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial information for the fiscal years ended February 3, 2018 and January 28, 2017 is reported below:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended February 3, 2018

Net sales	$464,172	$438,527	$425,417	$477,289
Gross profit	128,566	122,747	92,687	115,131
Loss from continuing operations	(37,770)	(28,917)	(49,958)	(22,622)
Income (loss) from discontinued operations, net of tax	1,309	(600)	(1,858)	(9,769)
Net loss	$(36,461)	$(29,517)	$(51,816)	$(32,391)

Net income (loss) per share
Basic
Continuing operations	$(1.02)	$(0.76)	$(1.33)	$(0.62)
Discontinued operations	0.04	(0.02)	(0.05)	(0.26)
Diluted
Continuing operations	$(1.02)	$(0.76)	$(1.33)	$(0.62)
Discontinued operations	0.04	(0.02)	(0.05)	(0.26)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$-

Year ended January 28, 2017

Net sales	$494,689	$471,646	$452,337	$467,569
Gross profit	$136,888	$125,837	$107,211	$125,746
Income (loss) from continuing operations	756	(7,069)	(40,092)	(21,721)
Income (loss) from discontinued operations, net of tax	500	141	1,699	(745)
Net income (loss)	1,256	(6,928)	(38,393)	(22,466)

Net income (loss) per share
Basic
Continuing operations	$0.02	$(0.18)	$(1.10)	$(0.58)
Discontinued operations	0.01	-	0.05	(0.02)
Diluted
Continuing operations	$0.02	$(0.18)	$(1.10)	$(0.58)
Discontinued operations	0.01	-	0.05	(0.02)
Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06

NOTE 16 – SUBSEQUENT EVENT

Effective April 24, 2018, Michael K. Bloom resigned from his position as the Company’s Chief Executive Officer and a director to pursue other opportunities. His resignation was not a result of any disagreement with the Company or its operations. In connection with his resignation, Mr. Bloom executed a Separation Agreement and General Release, effective as of April 24, 2018, pursuant to which he will continue to receive his regular base salary through May 24, 2018, and will receive severance payments totaling $1,166,666.67 and the continuation of benefits in exchange for a general release of all claims against the Company.

Additionally, on April 27, 2018, each of Timothy Liebmann, the Company’s Chief Operating Officer – Pharmacy, and Mary Lou Gardner, the Company’s Chief Merchandising and Marketing Officer, resigned, effective immediately, to pursue other opportunities. In connection with their resignation, each of Mr. Liebmann and Ms. Gardner will receive severance equal to $800,000 and $663,000, respectively.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Additionally, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Fred's, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act. Fred's, Inc’s. internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the fair and reliable preparation and presentation of the Consolidated Financial Statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Fred's, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018. In making its assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.

Our independent registered public accounting firm has issued an audit report on our internal controls over financial reporting, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended February 3, 2018 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fred’s, Inc.

Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule(s) listed in the accompanying index and our report dated May 4, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A(b), Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Memphis, Tennessee
May 4, 2018

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The following information is furnished with respect to each of the executive officers of the Company:

	Age	Postions and Offices
Joseph M. Anto	39	Interim Chief Executive Officer/Executive Vice President - Chief Financial Officer, Secretary
Michael H. Ladd	47	Executive Vice President - Store Operations

Joseph M. Anto joined the Company in February 2018 as Executive Vice President – Chief Financial Officer and Secretary. On April 24, 2018, the Board of Directors appointed Mr. Anto as Interim Chief Executive Officer. Prior to joining the Company, Mr. Anto served as Senior Vice President of Strategy and M&A at MediaNews Group, Inc. Since 2015, Mr. Anto served as Senior Vice President of Strategy and M&A at MediaNews Group, Inc. (d/b/a Digital First Media), one of the largest newspaper companies in the U.S. by circulation. From 2014-2015, he was Vice President of Business Development for MediaNews Group and also CEO at Jobs in the US, a subsidiary of MediaNews with regionally focused job board sites in New England. From 2013-2014 he was Managing Director at Digital First Ventures, the strategic investing division of MediaNews Group. In 2009 he co-founded RumbaTime, LLC, a fashion brand focused on timepieces and accessories and served as the Company's CEO until 2012. From 2006-2009 Mr. Anto was a Senior Analyst and Director of Investments at Harbinger Capital Partners, a multi-strategy investment firm, where he managed one of the largest merchant power investment portfolios in the sector, accounting for approximately 30% of the Fund's assets and completed M&A and debt financing transactions totaling over $4 billion in value

Michael H. Ladd joined the Company in January 2018 as Executive Vice President – Store Operations. Prior to joining Fred’s, Mr. Ladd served as Vice President of Stores for Barnes & Noble, the nation’s largest retail bookseller, with responsibility for the store and operations organizations. Prior to Barnes & Noble, Mr. Ladd spent 24 years at Sears Holdings, a leading integrated retailer providing general merchandise and services. He served in corporate and field leadership roles of increasing responsibility including Senior Vice President and Head of Sears Retail where he had responsibility for the entire store and corporate operations teams.

The remainder of the information required by this item is incorporated herein by reference to the proxy statement for our 2018 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2018 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2018 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2018 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2018 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See Item 8)

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Any amounts that meet the definition of valuation and qualifying accounts that have not been disclosed elsewhere in the financial statements have been disclosed in Schedule II.

(a)(3) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, by and between Fred’s, Inc., AFAE, LLC, Rite Aid Corporation and Walgreens Boots Alliance, Inc., dated as of December 19, 2016.	10-K	333-103904	2.1	April 13, 2017

3.1	Restated Charter of Fred’s, Inc., as amended.	S-8	333-103904	3.1	March 18, 2003

3.2	Articles of Amendment to the Charter of Fred's, Inc.	8-A	001-14565	3.1	October 17, 2008

3.3	Articles of Amendment to the Charter of Fred's , Inc.	8-K	001-14565	3.1	December 27, 2016

3.4	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	May 31, 2017

3.5	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	June 28, 2017

3.6	Amended and Restated Bylaws of Fred’s, Inc.	8-K	001-14565	3.2	December 27, 2016

3.7	Amendment No. 1 to the Amended and Restated Bylaws of Fred’s Inc.	8-K	001-14565	3.1	June 16, 2017

4.1	Specimen Common Stock Certificate of Fred’s, Inc.	S-1	33-45637	4.2	March 17, 1992

4.2	Rights Agreement, dated December 26, 2016 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-14565	4.1	December 27, 2016

4.3	Amendment No. 1 to the Rights Agreement, dated as of May 30, 2017, between Fred's, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-14565	4.1	May 31, 2017

4.4	Rights Agreement, dated as of June 27, 2017 between Fred’s, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent.	8-K	001-14565	4.1	June 28, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Amended and Restated Rights Agreement, dated as of September 18, 2017 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-14565	4.1	September 18, 2017

10.1	Form of Fred’s, Inc. Franchise Agreement.	S-1	33-45637	10.8	March 17, 1992

10.2#	Amendment to Employment Agreement, dated as of December 16, 2008, between Fred’s, Inc. and Michael J. Hayes.	8-K	001-14565	10.2	December 23, 2008

10.3#	Fred’s, Inc. 2012 Long-Term Incentive Plan	DEF 14A	001-14565	Appendix A	June 27, 2012

10.4#	Amendment No. 1 to the Fred’s, Inc. 2012 Long-Term Incentive Plan	8-K	001-14565	99.1	July 16, 2012

10.5#	Employment Agreement, effective as of November 3, 2014, between Fred’s, Inc. and Jerry A. Shore.	10-Q	001-14565	10.31	December 11, 2014

10.6#	Employment Agreement, dated as of January 12, 2015, between Fred’s, Inc. and Michael K. Bloom.	8-K	001-14565	10.32	January 14, 2015

10.7	Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s, Inc. and Regions Bank and Bank of America.	10-K	001-14565	10.33	April 16, 2015

10.8#	Amendment to Management Compensation Agreement, effective as of August 30, 2016, between Fred’s Inc. and Michael Bloom	10-Q	001-14565	10.34	September 8, 2016

10.9#	First Amendment to Management Compensation Agreement, effective as of August 29, 2016, between Fred’s Inc. and Jerry Shore.	10-Q	001-14565	10.35	September 8, 2016

10.10	Commitment Letter, dated as of December 19, 2016, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.11	April 13, 2017

10.11	Commitment Letter, dated as of December 19, 2016, among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc., Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Tennenbaum Capital Partners, LLC, and Great American Capital Partners, LLC.	10-K	333-103904	10.12	April 13, 2017

10.12	Second Amendment, dated as of December 28, 2016, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	December 30, 2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13	Amended and Restated Commitment Letter, dated as of January 18, 2017, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.14	April 13, 2017

10.14	Third Amendment, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	February 2, 2017

10.15	Amended and Restated Addendum, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.2	February 2, 2017

10.16#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Rick K. Hans.	10-K	333-103904	10.17	April 13, 2017

10.17#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Craig L. Barnes.	10-K	333-103904	10.18	April 13, 2017

10.18#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Mary Lou Gardner.	10-K	333-103904	10.19	April 13, 2017

10.19#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Timothy A. Liebmann.	10-K	333-103904	10.20	April 13, 2017

10.20#	Second Amendment to Management Compensation Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Michael K. Bloom.	10-K	333-103904	10.21	April 13, 2017

10.21#	Employment Agreement, dated April 10, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.1	July 19, 2017

10.22#	Amendment No. 1 to Employment Agreement, dated July 19, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.2	July 19, 2017

10.23†#	Consulting Agreement, effective on March 6, 2018, between Fred’s, Inc. and Lilia Lauren.	-	-	-	-

10.24	Cooperation Agreement, dated April 21, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	April 24, 2017

10.25	Registration Rights Agreement, dated May 24, 2017, among Fred’s, Inc., Alden Global Capital LLC and Strategic Investment Opportunities LLC.	8-K	001-14565	10.1	May 24, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.26	Second Amended and Restated Commitment Letter, dated June 9, 2017, among Fred’s, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Bank, Regions Capital Markets, a Division of Regions Bank, and Citizens Bank, N.A.	10-Q	001-14565	10.3	September 7, 2017

10.27	Amended and Restated Commitment Letter, dated June 9, 2017, among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc. and certain of its affiliated funds, certain affiliated funds of Birch Grove Capital LP, Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Silver Point Specialty Credit Fund, L.P., Tennenbaum Capital Partners, LLC, Great American Capital Partners, LLC, certain affiliated funds of Apollo Global Management, certain affiliated funds of Cerberus Business Finance LLC, KKR Credit Advisors US LLC and certain of its affiliates, managed funds and accounts, and White Oak Asset Finance.	10-Q	001-14565	10.4	September 7, 2017

10.28	Form of Indemnification Agreement.	8-K	001-14565	10.1	June 16, 2017

10.29	Fourth Amendment to Credit Agreement, First Amendment to Amended and Restated Addendum to Credit Agreement and First Amendment to Security Agreement, dated July 31, 2017, among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 3, 2017

10.30	Amended and Restated Cooperation Agreement, dated August 11, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	August 14, 2017

10.31#	Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEF 14A	001-14565	Appendix A	May 16, 2017

10.32#	First Amendment to the Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEFA14A	001-14565	Appendix A	May 31, 2017

10.33#	Separation Agreement and General Release, effective April 24, 2018, between Fred’s Inc. and Michael K. Bloom	8-K	001-14565	10.1	April 27, 2018

21.1†	Subsidiaries of Fred’s, Inc.	-	-	-	-

23.1†	Consent of BDO USA, LLP.	-	-	-	-

31.1†	Certification of Interim Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

32††	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-

101.INS	XBRL Instance Document	-	-	-	-

101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	-	-	-	-

101.DEF	XBRL Taxonomy Extension Definition Linkbase	-	-	-	-

101.LAB	XBRL Taxonomy Extension Label Linkbase	-	-	-	-

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	-	-	-	-

____________

†	Filed herewith.
††	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

ITEM 16: Form 10-K Summary

None.

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended February 3, 2018	$1,626	$692	$933	$1,385
Year ended January 28, 2017	$2,545	$784	$1,703	$1,626
Year ended January 30, 2016	$2,379	$1,478	$1,312	$2,545

Insurance reserves
Year ended February 3, 2018	$10,859	$42,101	$41,675	$11,285
Year ended January 28, 2017	$9,785	$40,379	$39,305	$10,859
Year ended January 30, 2016	$10,029	$41,333	$41,577	$9,785

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May, 2018.

FRED'S, INC.
By:	/s/ Joseph M. Anto
Joseph M. Anto, Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 4th day of May, 2018.

Signature	Title

/s/ Heath B. Freeman	Director and Chairman of the Board
Heath B. Freeman

/s/ Joseph M. Anto	Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer and Secretary (Interim Principal Executive Officer, Principal Accounting and Financial Officer)
Joseph M. Anto

/s/ Peter J. Bocian	Director
Peter J. Bocian

/s/ Timothy A. Barton	Director
Timothy A. Barton

/s/ Steven B. Rossi	Director
Steven B. Rossi

/s/ Neeli Bendapudi	Director
Neeli Bendapudi

/s/ Michael T. McMillan	Director
Michael T. McMillan

- 88 -