Form 10-Q
period 2018-05-05
FREDS INC
filed 2018-06-14
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______.

Commission file number 001-14565

FRED’S, INC.

(Exact name of registrant as specified in its charter)

TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

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

The registrant had 37,260,158 shares of Class A voting, no par value common stock outstanding as of June 8, 2018.

FRED’S, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	May 5, 2018	February 3,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,078	$6,573
Inventories	293,021	279,175
Receivables, less allowance for doubtful accounts of $1,849 and $1,355, respectively	34,081	37,720
Other non-trade receivables	28,645	31,500
Current assets held for sale	20,992	19,903
Prepaid expenses and other current assets	9,924	10,055
Total current assets	392,741	384,926
Property and equipment, less accumulated depreciation and amortization	112,189	115,466
Intangible assets, net	50,461	54,888
Noncurrent assets held for sale	40,179	41,717
Other noncurrent assets, net	1,183	568
Total assets	$596,753	$597,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,822	$129,213
Current portion of indebtedness	66	65
Accrued expenses and other	64,238	67,977
Current liabilities held for sale	30,905	26,572
Total current liabilities	237,031	223,827
Long-term portion of indebtedness	175,533	167,100
Noncurrent liabilities held for sale	0	48
Other noncurrent liabilities	23,903	25,542
Total liabilities	436,467	416,517

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	0	0
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	0	0
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	0	0
Preferred stock, Series C junior participating voting, $60 par value, 50,000 shares authorized, no shares issued or outstanding	0	0
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,399,034 and 38,366,517 shares issued and outstanding, respectively	125,198	123,950
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	0	—
Treasury Stock, at cost; 1,242,000 shares at May 5, 2018 and at February 3, 2018	(4,975)	(4,975)
Retained earnings	39,504	61,514
Accumulated other comprehensive income	559	559
Total shareholders’ equity	160,286	181,048
Total liabilities and shareholders’ equity	$596,753	$597,565

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Net sales	$437,114	$464,172
Cost of goods sold	325,507	335,606
Gross profit	111,607	128,566

Depreciation and amortization	10,030	10,878
Selling, general and administrative expenses	119,640	152,892
Operating loss from continuing operations	(18,063)	(35,204)

Interest expense	1,988	1,287
Loss from continuing operations before income taxes	(20,051)	(36,491)

Provision (benefit) for income taxes	(196)	1,280
Loss from continuing operations	(19,855)	(37,771)
Income (loss) from discontinued operations, net of tax	(2,156)	1,309
Net loss	$(22,011)	$(36,462)

Net (loss) income per share - basic
Continuing operations	$(0.54)	$(1.02)
Discontinued operations	(0.06)	0.04
Total loss per common share - basic	$(0.60)	$(0.98)

Net (loss) income per share - diluted
Continuing operations	$(0.54)	$(1.02)
Discontinued operations	(0.06)	0.04
Total loss per common share - diluted	$(0.60)	$(0.98)

Weighted average common shares outstanding
Basic	36,485	37,355
Effect of dilutive stock options	0	0
Diluted	36,485	37,355

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Comprehensive loss:
Net loss	$(22,011)	$(36,462)
Other comprehensive expense, net of tax Postretirement plan adjustment	0	0

Comprehensive loss	$(22,011)	$(36,462)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net loss	$(19,855)	$(37,771)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,044	10,891
Net loss (gain) on asset disposition	13	(47)
Provision for store closures and asset impairment	—	—
Stock-based compensation	1,246	1,128
Provision (recovery) for uncollectible receivables	(330)	(22)
LIFO reserve decrease	(530)	(970)
Deferred income tax benefit	—	985
Amortization of debt issuance costs	123	44
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	5,734	(9,497)
Insurance receivables	—	(51)
Inventories	(13,316)	(6,100)
Other assets	(475)	(395)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	8,869	10,897
Income taxes receivable	1,197	—
Other noncurrent liabilities	(1,638)	9,763
Net cash used in operating activities of continuing operations	(8,918)	(21,145)

Cash flows from investing activities of continuing operations:
Capital expenditures	(2,468)	(2,123)
Proceeds from asset dispositions	—	1,259
Asset acquisitions, net (primarily intangibles)	—	(1,853)
Net cash used in investing activities of continuing operations	(2,468)	(2,717)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(16)	(15)
Proceeds from revolving line of credit	228,043	237,093
Payments on revolving line of credit	(219,460)	(208,770)
Debt issuance costs	(256)	(4,380)
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(31)	(115)
(Distributions to)/contribution from subsidiary	2,929	3,139
Repurchase of shares	—	—
Cash dividends paid	—	(2,280)
Net cash provided by financing activities of continuing operations	11,209	24,672

Increase/(decrease) in cash and cash equivalents	(177)	810

Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	2,611	3,159
Cash flows from investing activities of discontinued operations, net	—	(20)
Cash flows from financing activities of discontinued operations, net	(2,929)	(3,139)
Net increase (decrease) in cash and cash equivalents	(495)	810

Cash and cash equivalents, beginning of year	6,573	5,830
Cash and cash equivalents of discontinued operations/held for sale operations, beginning of year	—	—
Net increase (decrease) in cash and cash equivalents	(495)	810
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	—	—
Cash and cash equivalents, end of period	$6,078	$6,640

Supplemental disclosures of cash flow information:
Interest paid	1,988	1,287
Income taxes refunded	(1,218)	(1,169)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “Fred’s Pharmacy”, “We”, “Our”, “Us” or “Company”) operate, as of May 5, 2018, 595 discount general merchandise stores and three specialty pharmacy-only locations (now classified as Assets Held-for-Sale), in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 12 franchised locations. There are 348 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2018 included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on May 4, 2018.

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

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (“the Asset Purchase Agreement”) with Advance Care Scripts, Inc. (“the Buyer”), pursuant to which the Buyer agreed to purchase certain Specialty Pharmacy assets of National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively known as “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The amount to be paid by the Buyer to Fred’s for the purchased assets is $40.0 million (plus an additional amount for inventory, not to exceed $5.5 million), subject to any adjustments. On June 1, 2018, the specialty pharmacy assets were sold. See Note 13, Subsequent Events for additional information.

Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on previously reported net loss.

The results of operations for the thirteen weeks ended May 5, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Quarterly Report on Form 10-Q to 2017 and 2018 refer to the fiscal years ended February 3, 2018 and ending February 2, 2019, respectively.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides companies with the option to reclassify tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) within Accumulated Other Comprehensive Income into Retained Earnings. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its financial position, results of operations and cash flows.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated all contracts and has implemented this standard and there was no material impact to the Company’s statement of position, results of operations, or statement of cash flow.

Sales

The vast majority of Fred’s contracts with customers are made at the point of sale (POS) in the retail stores, and the performance obligation is the transfer of merchandise which is satisfied at POS when customer pays for merchandise and title transfers to them.

340B Revenues

We evaluated principal versus agent considerations with regards to the 340B Direct program under ASC 606. Because Fred’s is primarily responsible for fulfilling the promise to provide the 340B Direct prescription drugs and assumes control of and risk for inventory prior to transfer of goods to the customer, including pricing apart from when determined by federal mandate, Fred’s recognizes revenue on a gross basis as principal for the 340B Direct program.

Gift Card and Breakage

When customers purchase gift cards, the sale is not recognized until the card is redeemed. The gift cards are not always fully redeemed and as such, the Company recognizes breakage. Based on the results from our historical breakage model, the Company defines the likelihood of redemption as remote after three years of no activity.

Layaway Plans

Store layaways are agreements with our customers to provide or deliver goods for a specified price at a future date. Layaway programs run annually for a duration of less than one year and are most popular during the Christmas seasons. Under the Company’s layaway plan, the customer is obligated to pay only the amount equivalent to the value of the good plus sales tax. The Company does not assess a layaway fee or interest, but requires an upfront deposit. The customer does not take delivery of the merchandise until the full value is collected.

Our performance obligation is the transfer of merchandise which is satisfied at the point of customer pick-up, not at transaction initiation. Any payments received prior to customer pick-up are considered advance payments and deferred and recognized when the performance obligation is satisfied. Layaway sales are deferred when the customer transaction is initiated and are recognized as revenue when the layaway merchandise is transferred.

Disaggregated Revenues

In the following table, sales are disaggregated by major merchandising category.

Thirteen Weeks Ended
(in thousands)	May 05, 2018
Pharmacy	272,724
Consumables	136,442
Household Goods and Softlines	94,786
Franchise	3,007
Total	506,959

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

See Note 11: Indebtedness for additional information relating to the termination of the Asset Purchase Agreement.

NOTE 2: ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

As discussed in Note 1, during the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. Accordingly, the specialty pharmacy business met the criteria for “Assets Held-for-Sale” in accordance with ASC 360 as of February 3, 2018. The specialty pharmacy assets and liabilities are reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360 at May 5, 2018 and April 29, 2017. In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

The results of the specialty pharmacy business were previously allocated to the Pharmacy segment within the sales mix. The specialty pharmacy recorded a loss from discontinued operations, net of tax, of $2.2 million for the first quarter of 2018, and income of $1.3 million for the first quarter of 2017.

Certain corporate overhead and other costs previously allocated to the specialty pharmacy for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (“the Asset Purchase Agreement”) with Advance Care Scripts, Inc. (“the Buyer”), pursuant to which the Buyer agreed to purchase certain Specialty Pharmacy assets of National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively known as “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The amount to be paid by the Buyer to Fred’s for the purchased assets is $40.0 million (plus an additional amount for inventory, not to exceed $5.5 million), subject to any adjustments. On June 1, 2018, the specialty pharmacy assets were sold. See Note 13, Subsequent Events for additional information.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying consolidated balance sheet for each of the periods presented:

	May 5, 2018	February 3,
(in thousands)	(unaudited)	2018
Current assets:
Accounts Receivable, net	$15,308	$15,983
Inventories	5,586	3,756
Other non-trade receivables	87	152
Prepaid expenses and other current assets	11	12
Total current assets held-for-sale	$20,992	$19,903
Property and equipment, less accumulated depreciation and amortization	$90	$1,036
Goodwill	30,609	30,609
Intangible assets, net	8,941	9,533
Other noncurrent assets, net	539	539
Total noncurrent assets held-for-sale	$40,179	$41,717

Current liabilities:
Accounts payable	$28,036	$22,045
Accrued expenses and other	2,868	4,527
Total current liabilities held-for-sale	$30,904	$26,572

Deferred income taxes	$—	$—
Other noncurrent liabilities	—	48
Total noncurrent liabilities held-for-sale	$—	$48

The following table summarizes the results of discontinued operations for the quarters ended May 5, 2018, and April 29, 2017:

	For the Thirteen Weeks Ended
	(unaudited)
	May 5,	April 29,
(in thousands)	2018	2017
Revenues	$69,846	$68,148
Cost of Goods Sold	67,470	63,802
Gross Profit	2,376	4,346
Depreciation and amortization	608	748
Selling, general and administrative expenses	3,924	2,567
Income (loss) from discontinued operations before Income taxes	(2,156)	1,031
Income tax expense (benefit)	—	(278)
Income (loss) from discontinued operations, net of tax	(2,156)	1,309

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $45.9 million and $31.6 million at May 5, 2018 and February 3, 2018, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $52.0 million at May 5, 2018 and $53.9 million at February 3, 2018.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at May 5, 2018 is $18.8 million, with the corresponding amount of $17.3 million at February 3, 2018.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $1.8 million (including $0.1 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives. During the first quarter of 2018, the Company utilized $0.9 million of existing impairment charges related to the 2016 initiatives (including $0.1 million for the accelerated recognition of freight capitalization expense) leaving $0.9 million remaining.

During the third quarter of 2017, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $15.6 million (including $1.3 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $4.3 million (including $1.0 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to the 2017 initiatives. During the first quarter of 2018, the Company utilized $2.6 million of existing impairment charges related to the 2017 initiatives (including $0.8 million, for the accelerated recognition of freight capitalization expense) leaving $1.7 million remaining.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at February 03, 2018	Additions	Utilization	Ending Balance May 05, 2018

Inventory markdown on low-productive inventory (2016 initiatives)	$1.7	—	(0.8)	$0.9
Inventory provision for freight capitalization expense (2016 initiatives)	0.1	—	(0.1)	—
Inventory markdown on low-productive inventory (2017 initiatives)	3.3	—	(1.8)	1.5
Inventory provision for freight capitalization expense (2017 initiatives)	1.0	—	(0.8)	0.2
Total	$6.1	$—	$(3.5)	$2.6

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

	Thirteen Weeks Ended
(in thousands)	May 05, 2018	April 29, 2017
Continuing Operations
Stock option expense	$232	$464
Restricted stock expense	991	540
ESPP expense	—	91
Total stock-based compensation	$1,223	$1,095

Income tax benefit on stock-based compensation	$222	$240

	Thirteen Weeks Ended
(in thousands)	May 05, 2018	April 29, 2017
Discontinued Operations
Stock option expense	$43	$63
Restricted stock expense	13	27
Total stock-based compensation	$56	$90

Income tax benefit on stock-based compensation	$4	$14

The fair value of each option granted during the thirteen week period ended May 5, 2018 and April 29, 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
Continuing Operations	May 5, 2018	April 29, 2017
Stock Options
Expected volatility	0.0%	40.3%
Risk-free interest rate	0.0%	2.2%
Expected option life (in years)	0	5.84
Expected dividend yield	0.00%	1.86%

Weighted average fair value at grant date	$—	$4.06

	Thirteen Weeks Ended
Discontinued Operations	May 5, 2018	April 29, 2017
Stock Options
Expected volatility	0.0%	43.1%
Risk-free interest rate	0.0%	2.2%
Expected option life (in years)	0	5.84
Expected dividend yield	0.00%	1.85%

Weighted average fair value at grant date	$—	$4.61

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

Employee Stock Purchase Plan
Expected volatility	0.0%	61.8%
Risk-free interest rate	0.0%	1.0%
Expected option life (in years)	0.00	0.25
Expected dividend yield	0.00%	0.40%

Weighted average fair value at grant date	$—	$4.19

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“ESPP”) (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. During the fourth quarter of 2017, management and the Board of Directors suspended purchases through the ESPP effective December 31, 2017. The ESPP suspension resulted in 0 shares issued during the thirteen weeks ended May 5, 2018. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of May 5, 2018, there were 595,681 shares available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 5, 2018:

Continuing Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	1,171,825	$13.12	5.1	$—
Granted	—	—
Cancelled	(297,074)	12.62
Exercised	—	—
Outstanding at May 5, 2018	874,751	$13.28	4.7	—

Exercisable at May 5, 2018	309,674	$14.73	4.1	—

Discontinued Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	167,375	$14.23	5.4	$—
Granted	—	—
Cancelled	(10,185)	14.66
Exercised	—	—
Outstanding at May 5, 2018	157,190	$14.39	5.1	—

Exercisable at May 5, 2018	30,812	$14.54	4.6	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended May 5, 2018 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of May 5, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for continuing operations was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. As of May 5, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for discontinued operations was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. The total fair value of options vested during the thirteen weeks ended May 5, 2018 for continuing operations was $165.7 thousand. The total fair value of options vested during the thirteen weeks ended May 5, 2018 for discontinued operations was $10.3 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 5, 2018:

Continuing Operations	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	653,895	$10.14
Granted	222,836	2.74
Forfeited / Cancelled	(50,757)	15.28
Vested	(79,012)	10.04
Non-vested Restricted Stock at May 5, 2018	746,962	$7.59

Discontinued Operations	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	11,194	$15.35
Granted	—	—
Forfeited / Cancelled	—	—
Vested	—	—
Non-vested Restricted Stock at May 5, 2018	11,194	$15.35

For continuing operations, the aggregate pre-tax intrinsic value of restricted stock outstanding as of May 5, 2018 is $1.2 million with a weighted average remaining contractual life of 7.1 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. The total fair value of restricted stock awards that vested during the thirteen weeks ended May 5, 2018 was $775.6 thousand.

For discontinued operations, the aggregate pre-tax intrinsic value of restricted stock outstanding as of May 5, 2018 is less than $0.1 million with a weighted average remaining contractual life of 5.2 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. No restricted stock related to discontinued operations vested during the thirteen weeks ended May 5, 2018.

NOTE 5: FAIR VALUE MEASUREMENTS

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of May 5, 2018 and February 3, 2018. There were $162.0 million and $153.4 million of borrowings on the Company’s revolving line of credit as of May 5, 2018 and February 3, 2018, respectively. Refer to Note 11 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	May 5, 2018		February 3, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$162,014	$162,014	$153,431	$153,431
Mortgage loans on land & buildings	1,563	1,645	1,579	1,684
Notes Payable	13,000	12,237	13,000	12,421

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	(in thousands)
Property and equipment, at cost:	May 05, 2018	February 3, 2018
Buildings and building improvements	$118,985	$119,039
Leasehold improvements	87,202	86,402
Automobiles and vehicles	4,433	4,525
Furniture, fixtures and equipment	287,396	286,962
	498,016	496,928
Less: Accumulated depreciation and amortization	(396,045)	(390,633)
	101,971	106,295
Construction in progress	1,637	590
Land	8,581	8,581
Total Property and equipment, at depreciated cost	$112,189	$115,466

NOTE 7: EXIT AND DISPOSAL ACTIVITIES

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

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. None of the remaining $0.5 million impairment charges were utilized as of May 5, 2018.

During fiscal 2016, the Company recorded impairment charges of $3.6 million for fixed asset impairments related to the corporate headquarters. None of the impairment charges relating to the corporate headquarters were utilized as of May 5, 2018.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of May 5, 2018.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of May 5, 2018.

Inventory

As discussed in Note 3 - Inventories, we adjust inventory values on a consistent basis to reflect current market conditions. In accordance with FASB ASC 330, “Inventories,” we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized.

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

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018. In the first quarter of 2018, the Company utilized $0.6 million, leaving $5.7 million reserve balance as of May 5, 2018.

The following table illustrates the exit and disposal activity related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance May 5, 2018

Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.5			$0.5
Impairment charge for the disposal of fixed assets for corporate office	3.6			3.6
Impairment charge for the disposal of fixed assets for 2017 planned closures	0.8			0.8
Impairment charge for the disposal of intangible assets for 2017 planned closures	1.4			1.4
Impairment charge for the write down of fixed assets for underperforming stores	1.1			1.1
Subtotal	$7.4	$—	$—	$7.4
Lease contract termination liability, 2017 closures	6.3		(0.6)	5.7
Total	$13.7	$—	$(0.6)	$13.1

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	May 05, 2018	April 29, 2017	February 03, 2018

Accumulated other comprehensive income	$559	$466	$466
Amortization of post-retirement benefit	—	—	93
Ending balance	$559	$466	$559

NOTE 9: RELATED PARTY TRANSACTIONS

On April 10, 2015, the Company completed the acquisition of Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services.  As part of the total consideration for the purchase, Fred’s provided notes payable totaling $13.0 million to the sellers of Reeves-Sain Drug Store, Inc., who became employees of Fred’s as part of the acquisition.  As of May 5, 2018, the sellers were former employees. The notes payable are due in three equal installments to be paid on January 31st of 2021, 2022 and 2023 and are subordinate to the Company’s revolving line of credit.  This amount is reflected in “Long Term Portion of Indebtedness” on the Balance Sheet.

NOTE 10: LEGAL CONTINGENCIES

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

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. The State filed and the Mississippi Supreme Court has accepted the State’s Petition for Interlocutory Appeal, despite the Company filing a Joint Response in opposition to the Petition. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor complaint. The Company filed and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for each of the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s opposed the Motion to Remand, and the Motion to Remand was denied by the Court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleges that the Company committed various Federal and state wage and hours violations. The complaint is filed as Class Action and seeks back wages, attorneys’ fees, and all other damages allowable by law. The Company denies these allegations and believes it acted appropriately in its wage and hour calculations and payments. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable, and an estimate is unavailable. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On March 16, 2018, a lawsuit entitled Roxie Whitley , individually and as next friend of Baby Z.B.D., and Chris and Diane Denson, individually and as next friends of Baby L.D.L., on behalf of themselves and all others similarly situated, v. Purdue Pharma L.P.; Purdue Pharma, Inc.; The Purdue Frederick Company, Inc.; McKesson Corporation; Cardinal Health, Inc.; AmeriSourceBergen Corporation; Teva Pharmaceutical Industries, Ltd.; Teva Pharmaceuticals USA, Inc.; Cephalon, Inc.; Johnson & Johnson; Janssen Pharmaceuticals, Inc.; Ortho-McNeil-Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Endo Health Solutions Inc.; Endo Pharmaceuticals, Inc; Allergan PLC; Watson Pharmaceuticals, Inc. n/k/a Actavis, Inc.; Watson Laboratories, Inc.; Actavis LLC; Actavis Pharma, Inc. f/k/a Watson Pharma, Inc.; and Fred’s Stores of Tennessee, Inc. was filed in the Circuit Court of Fayette County, Tennessee for the 25th Judicial District at Somerville. The complaint fails to allege any wrong-doing by the Company. The Complaint is filed as a class action seeking various remedies allowed under Federal and state laws. The Company denies any purported wrong-doing. On May 9, 2018, the Company filed a Motion to Dismiss for Lack of Standing, a Motion to Dismiss Plaintiff’s Product Liability Causes of Action, a Motion to Dismiss for Statute of Limitations, and a Motion to Dismiss for Failure to State a Claim on which Relief may be Sought (collectively, the “May 9, 2018 Motions”). The Court has not ruled on the May 9, 2018 Motions. On May 9, 2018 this matter was transferred to the United States District Court for the Northern District of Ohio as part of the National Prescription Opiate Litigation Multidistrict Litigation. Future costs and liabilities related to this case may have a material adverse effect on the Company; however the Company has not made an accrual for future losses related to these claims as future losses are not considered probable, and an estimate is unavailable. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

NOTE 11: INDEBTEDNESS

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility.  The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150 million to $225 million.  On July 31, 2017 the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%.  The spread depends on the level of excess availability.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term.  There were $162.0 million of borrowings outstanding and $72.7 million, net of borrowings and letters of credit, remaining available under the Agreement at May 5, 2018.

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

NOTE 13: SUBSEQUENT EVENT

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (the “Specialty Pharmacy Purchase Agreement”) with Advance Care Scripts, Inc. (the “ACS”), pursuant to which the ACS agreed to purchase certain specialty pharmacy assets of National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively, “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The purchase price for the purchased assets was $40.0 million (plus an additional amount for inventory, not to exceed $5.5 million), subject to any adjustments. On June 1, 2018, the transactions contemplated by the Specialty Pharmacy Agreement were consummated. For additional information, see the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018.

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

The words "outlook", "guidance", "may", "should", "could", “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores and providing a pharmacy department presence in new and existing stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees, including errors committed by our employees or litigation involving our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the person information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness; (xxv) our acquisitions and the ability to effectively integrate businesses that we acquire; (xxvi) our ability to pay dividends; (xxvii) our ability to attract and retain talented executives.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

GENERAL

Executive Overview

As of May 5, 2018, Fred’s and its subsidiaries operate 595 general merchandise and pharmacy stores, including 12 franchised locations. With unique store formats and strategies that combine the best elements of a value-focused retailer with a healthcare-focused drug store, Fred’s stores offer frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business for sale. As a result of this decision, Fred’s reclassified its specialty pharmacy business from continuing operations to discontinued operations in accordance with ASC 205-20,Presentation of Financial Statements – Discontinued Operations. The specialty pharmacy business has been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from Fred’s continuing operations. Refer to Note 2 to Fred’s consolidated financial statements for additional information on discontinued operations.

Progress on Turnaround

In the first quarter, Fred’s continued executing its turnaround strategy. The team remains committed to delivering long-term growth and value creation and is continuing to focus on driving traffic, reducing selling, general and administrative expenses, generating free cash flow and lowering debt.

Some key actions already being taken that support the Company’s key focus points include:

●	Continued reductions in our workforce which should result in savings on a go forward basis;

●	Implementation of zero-based budgeting, which is becoming the foundation of all selling, general and administrative expense reduction initiatives. Lowering selling general and administrative expenses will allow Fred’s to generate free cash flow, repayment of debt, and reinvestment in the business to drive growth and improve profitability;

●	Implementation of new processes to mitigate the risk of building slower turning inventory in the future; and

●	Continued expansion of beer and wine, designed to increase traffic and increase transaction size

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

Front Store

We continue to make changes to Front Store that we believe will contribute to growth over 2018 and beyond. We are encouraged by the results of changes implemented thus far which include:

●	The tobacco category supply chain, replenishment technology, pricing, assortment and marketing have all been improved, resulting in positive trends in this category;

●	Rolled out the high-traffic category of beer to approximately 248 stores and wine to approximately 75 stores and are on track to complete the rollout to the remaining stores where beer and wine sales are allowed in 2018;

●	Continued expansion of lottery into more stores, designed to serve as a traffic driver;

●	Greater assortment of private label brands; and

●	Increased sourcing of products directly from suppliers, relying less on distributors.

Retail Pharmacy

The Retail Pharmacy business continued its improvement initiatives during the first quarter, with increases in generic dispensing rate and year over year decreases in selling, general and administrative expenses. Retail Pharmacy is also continuing its focus on improving margins and reducing inventory levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2018 and April 29, 2017

Sales

Net sales for the first quarter of 2018 decreased to $437.1 million from $464.2 million in 2017, a year-over-year decrease of $27.1 million or 5.8%. On a comparable store basis, sales decreased 3.9% compared to a 4.20% decrease in the same period last year. Certain departmental prior year sales amounts have been adjusted to conform to current year presentation.

General merchandise (non-pharmacy) sales for the first quarter decreased 7.7% to $231.2 million from $250.5 million in 2017. This was primarily driven by the closure of underperforming stores in the first quarter of 2017.

Pharmacy department sales were 46.5% of total sales in 2018 compared to 45.1% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 3.2% from 2017, with third party prescription sales representing approximately 95% of total pharmacy department sales in 2018 and 94% in 2017.

The Company had 12 franchised locations at May 5, 2018 and 14 franchised locations as of April 29, 2017. Sales to our franchised locations during 2018 were $3.0 million (0.7% of sales) compared to $4.1 million (0.9% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended May 5, 2018 and April 29, 2017.

	Thirteen Weeks Ended
	May 05, 2018	April 29, 2017
Pharmacy	46.5%	45.1%
Consumables	31.3%	28.6%
Household Goods and Softlines	21.5%	25.4%
Franchise	0.7%	0.9%
Total Sales Mix	100.0%	100.0%

For the first quarter of 2018, comparable store customer traffic decreased 2.6% from the prior period, while the average customer ticket increased 0.9% to $27.37.

Gross Profit

Gross profit for the first quarter decreased to $111.6 million in 2018 from $128.6 million in 2017, a decrease of $17.0 million or 13.2%. The gross profit decrease was partially driven by a sales decline related to the closure of 39 underperforming stores and partially by the increase in promotional activity to drive traffic and reduce inventory. Gross margin for the quarter, measured as a percentage of net sales, decreased to 25.5% in 2018 from 27.7% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter, including depreciation and amortization, decreased to $129.7 million in 2018 (29.7% of sales) from $163.8 million in 2017 (35.3% of sales). The decrease in expenses is primarily driven by professional fees incurred in 2017 related to the attempted Rite Aid acquisition, those expenses were not repeated in 2018. The decrease is also attributable to the closure of 39 underperforming stores in the first quarter of 2017.

Operating Loss

Operating loss for the first quarter of 2018 was $18.1 million or 4.1% of sales compared to an operating loss of $35.2 million in 2017 or 7.6% of sales. The decrease in operating loss was primarily driven by the $34.1 million decrease in selling, general and administrative expenses, which was partially offset by a $17.0 million decrease in gross profit, mainly coming from the closure of 39 underperforming stores.

Interest Expense, Net

Net interest expense for the first quarter of 2018 totaled $2.0 million or 0.5% of sales compared to $1.3 million or 0.3% in the same period of prior year.

Income Taxes

The effective income tax rate for the first quarter of 2018 was 1.0% compared to (3.5%) in the first quarter of 2017. The rate change was primarily driven by the amount of valuation allowance against the Company’s deferred tax asset recorded in both years.

Net Loss

Net loss for the first quarter of 2018 was $19.9 million or $0.54 per share compared to a net loss of $37.8 million or $1.02 per share in 2017, a decrease of $17.9 million. The decrease in net loss was mainly driven by a $34.1 million decrease in selling, general and administrative expenses. The decrease in net loss was partially offset by a $17.0 million decrease in gross profit, as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $8.9 million during the thirteen week period ended May 5, 2018 compared to net cash used in operating activities of $21.1 million in the same period of the prior year. Cash used in operating activities in the first three months of 2018 primarily resulted from a net loss of $19.9 million, decreased by depreciation and amortization of $10.0 million. This was partially offset by the increase in accounts payable, accrued expenses and other non-current liabilities of $8.9 million total and an increase in inventory of $13.3 million.

Net cash used in investing activities totaled $2.5 million during the thirteen week period ended May 5, 2018 and $2.7 million in the same period of the prior year. Capital expenditures in the first three months of 2018 totaled $2.5 million compared to $2.1 million in 2017. The capital expenditures during the first three months in 2018 consisted primarily of existing and remodeled store and pharmacy expenditures of $1.8 million, technology and other corporate expenditures of $0.6 million, distribution center related expenditures of $0.0 million and new store and pharmacy department growth of $0.1 million. The Company invested $0.0 million in acquisitions of script files in 2018 compared with $1.9 million in 2017.

Net cash provided by financing activities totaled $11.2 million during the thirteen week period ended May 5, 2018 and $24.7 million in the same period of the prior year. The cash flows provided by financing activities were primarily driven by draws on our revolving line of credit.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of May 5, 2018. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.05 of pretax earnings per share assuming borrowing levels of $125.0 million to $175.0 million throughout 2017.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 4.

CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company is required to file or submit under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended May 5, 2018 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. The State filed and the Mississippi Supreme Court has accepted the State’s Petition for Interlocutory Appeal, despite the Company filing a Joint Response in opposition to the Petition. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company has filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor complaint. The Company filed and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. The Court has yet to rule on the Motion to Consolidate. Plaintiff’s counsel for each of the Williams and Wallace matters has filed a Motion to Remand the matters. Fred’s opposed the Motion to Remand, and the Motion to Remand was denied by the Court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleges that the Company committed various Federal and state wage and hours violations. The complaint is filed as Class Action and seeks back wages, attorneys’ fees, and all other damages allowable by law. The Company denies these allegations and believes it acted appropriately in its wage and hour calculations and payments. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable, and an estimate is unavailable. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On March 16, 2018, a lawsuit entitled Roxie Whitley , individually and as next friend of Baby Z.B.D., and Chris and Diane Denson, individually and as next friends of Baby L.D.L., on behalf of themselves and all others similarly situated, v. Purdue Pharma L.P.; Purdue Pharma, Inc.; The Purdue Frederick Company, Inc.; McKesson Corporation; Cardinal Health, Inc.; AmeriSourceBergen Corporation; Teva Pharmaceutical Industries, Ltd.; Teva Pharmaceuticals USA, Inc.; Cephalon, Inc.; Johnson & Johnson; Janssen Pharmaceuticals, Inc.; Ortho-McNeil-Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Endo Health Solutions Inc.; Endo Pharmaceuticals, Inc; Allergan PLC; Watson Pharmaceuticals, Inc. n/k/a Actavis, Inc.; Watson Laboratories, Inc.; Actavis LLC; Actavis Pharma, Inc. f/k/a Watson Pharma, Inc.; and Fred’s Stores of Tennessee, Inc. was filed in the Circuit Court of Fayette County, Tennessee for the 25th Judicial District at Somerville. The complaint fails to allege any wrong-doing by the Company. The Complaint is filed as a class action seeking various remedies allowed under Federal and state laws. The Company denies any purported wrong-doing. On May 9, 2018, the Company filed a Motion to Dismiss for Lack of Standing, a Motion to Dismiss Plaintiff’s Product Liability Causes of Action, a Motion to Dismiss for Statute of Limitations, and a Motion to Dismiss for Failure to State a Claim on which Relief may be Sought (collectively, the “May 9, 2018 Motions”). The Court has not ruled on the May 9, 2018 Motions. On May 9, 2018 this matter was transferred to the United States District Court for the Northern District of Ohio as part of the National Prescription Opiate Litigation Multidistrict Litigation. Future costs and liabilities related to this case may have a material adverse effect on the Company; however the Company has not made an accrual for future losses related to these claims as future losses are not considered probable, and an estimate is unavailable. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended February 3, 2018, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date of this filing, there were 2.6 million shares available for repurchase. No shares were repurchased in the thirteen weeks ended May 5, 2018.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated May 4, 2018, by and among Advanced Care Scripts, Inc., Fred’s Stores of Tennessee, Inc., Fred’s, Inc., National Pharmaceutical Network, Inc., and Reeves-Sain Drug Store, Inc. d/b/a EntrustRX	8-K	001-14565	2.1	June 4, 2018

10.1	Separation Agreement and General Release, effective April 24, 2018, among Michael K. Bloom and Fred’s Inc.	8-K	001-14565	10.1	April 27, 2018

10.2	Separation Agreement and General Release, effective April 24, 2018, among Timothy Liebmann and Fred’s Inc.	8-K	001-14565	10.1	May 3, 2018

10.3	Separation Agreement and General Release, effective April 24, 2018, among Mary Louise Gardner and Fred’s Inc.	8-K	001-14565	10.2	May 3, 2018

31.1†	Certification of Interim Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—

31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—

32††	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—

†   Filed herewith.

†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: June 14, 2018	/s/ Joseph M. Anto
Joseph M. Anto
Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer