Form 10-Q
period 2018-08-04
FREDS INC
filed 2018-09-18
CIK 724571

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________ .

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

The registrant had 37,260,158 shares of Class A voting, no par value common stock outstanding as of September 7, 2018.

FRED’S, INC.

INDEX

Page No.
Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of August 4, 2018 (unaudited) and February 3, 2018	3

Condensed Consolidated Statements of Operations for the Thirteen and Twenty-six Weeks Ended August 4, 2018 (unaudited) and July 29, 2017 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-six Weeks Ended August 4, 2018 (unaudited) and July 29, 2017 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended August 4, 2018 (unaudited) and July 29, 2017 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-20

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-26

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 – Controls and Procedures	26

Part II - Other Information	27-29

Item 1 – Legal Proceedings	27
Item 1A – Risk Factors	27
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 – Defaults Upon Senior Securities	27
Item 4 – Mine Safety Disclosures	27
Item 5 – Other Information	27
Item 6 – Exhibits	28

Signatures	29

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	August 4,	February 3,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,781	$6,573
Inventories	263,982	279,175
Receivables, less allowance for doubtful accounts of $2,272 and $1,355, respectively	36,085	37,720
Other non-trade receivables	29,207	31,500
Current assets held for sale	—	19,903
Prepaid expenses and other current assets	11,049	10,055
Total current assets	346,104	384,926
Property and equipment, less accumulated depreciation and amortization	107,927	115,466
Intangible assets, net	46,187	54,888
Noncurrent assets held for sale	—	41,717
Other noncurrent assets, net	1,508	568
Total assets	$501,726	$597,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,933	$129,213
Current portion of indebtedness	68	65
Accrued expenses and other	71,079	67,977
Current liabilities held for sale	—	26,572
Total current liabilities	189,080	223,827
Long-term portion of indebtedness	162,523	167,100
Noncurrent liabilities held for sale	—	48
Other noncurrent liabilities	21,236	25,542
Total liabilities	372,839	416,517
Commitments and contingencies (see Note 6-Long-Term Leases, Note 10-Other Commitments and Contingencies and Note 11-Indebtedness)
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series C junior participating voting, $60 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 37,260,158 and 38,366,517 shares issued and outstanding, respectively	126,105	123,950
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Treasury Stock, at cost; 1,242,000 shares at August 4, 2018 and at February 3, 2018	(4,975)	(4,975)
Retained earnings	7,198	61,514
Accumulated other comprehensive income	559	559
Total shareholders’ equity	128,887	181,048
Total liabilities and shareholders’ equity	$501,726	$597,565

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	$419,658	$438,527	$856,771	$902,699
Cost of goods sold	319,193	315,780	644,699	651,386
Gross profit	100,465	122,747	212,072	251,313

Depreciation and amortization	9,812	10,665	19,842	21,543
Selling, general and administrative expenses	112,086	139,712	231,726	292,604
Operating loss	(21,433)	(27,630)	(39,496)	(62,834)

Interest expense	1,720	1,437	3,708	2,724
Loss before income taxes	(23,153)	(29,067)	(43,204)	(65,558)

Provision (benefit) for income taxes	(229)	(150)	(425)	1,129
Net loss from continuing operations	$(22,924)	$(28,917)	$(42,779)	$(66,687)
Net loss from discontinued operations	(9,380)	(600)	(11,536)	709
Net Loss	$(32,304)	$(29,517)	$(54,315)	$(65,978)

Net (loss) income per share - basic
Continuing operations	$(0.62)	$(0.77)	$(1.17)	$(1.78)
Discontinued operations	(0.26)	(0.02)	(0.32)	0.02
Total loss per common share - basic	$(0.88)	$(0.79)	$(1.48)	$(1.76)

Net (loss) income per share - diluted
Continuing operations	$(0.62)	$(0.77)	$(1.17)	$(1.78)
Discontinued operations	(0.26)	(0.02)	(0.32)	0.02
Total loss per common share - diluted	$(0.88)	$(0.79)	$(1.48)	$(1.76)

Weighted average shares outstanding
Basic	36,687	37,461	36,586	37,408
Effect of dilutive stock options	—	—	—	—
Diluted	36,687	37,461	36,586	37,408

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  LOSS

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net loss	$(32,304)	$(29,517)	$(54,315)	$(65,978)
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	—	—	—

Comprehensive loss	$(32,304)	$(29,517)	$(54,315)	$(65,978)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty Six Weeks Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net loss	$(42,779)	$(66,687)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	19,842	21,577
Net loss (gain) on asset disposition	(383)	(124)
Provision for store closures and asset impairment	164	2,199
Stock-based compensation	2,245	3,030
Provision (recovery) for uncollectible receivables	95	(308)
LIFO reserve decrease	171	(1,359)
Deferred income tax benefit	(12)	985
Amortization of debt issuance costs	123	91
Changes in operating assets and liabilities, net of effects of business sold:
(Increase) decrease in operating assets:
Trade and non-trade receivables	2,973	6,686
Insurance receivables	—	(45)
Inventories	15,022	11,233
Other assets	(1,928)	6,421
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,178)	8,150
Income taxes receivable	981	(28)
Other noncurrent liabilities	(4,305)	9,107
Net cash provided by (used in) operating activities of continuing operations	(15,969)	928

Cash flows from investing activities of continuing operations:
Capital expenditures	(4,921)	(7,278)
Proceeds from asset dispositions	1,421	1,272
Asset acquisitions, net (primarily intangibles)	—	(1,853)
Net cash provided by (used in) investing activities of continuing operations	(3,500)	(7,859)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(32)	(29)
Proceeds from revolving line of credit	378,204	464,443
Payments on revolving line of credit	(382,576)	(453,774)
Debt issuance costs	(293)	(457)
Payments from exercise of stock options and employee stock purchase plan	(149)	(167)
(Distributions to)/contribution from subsidiary	23,523	1,381
Cash dividends paid	—	(4,564)
Net cash provided by financing activities of continuing operations	18,677	6,833

Decrease in cash and cash equivalents	(792)	(98)

Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	(15,384)	1,632
Cash flows from investing activities of discontinued operations, net	38,907	(251)
Cash flows from financing activities of discontinued operations, net	(23,523)	(1,381)
Net decrease in cash and cash equivalents	(792)	(98)

Cash and cash equivalents, beginning of year	6,573	5,830
Cash and cash equivalents of discontinued operations/held for sale operations, beginning of year	—	—
Net decrease in cash and cash equivalents	(792)	(98)
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	—	—
Cash and cash equivalents, end of period	$5,781	$5,732

Supplemental disclosures of cash flow information:
Interest paid	3,481	2,724
Income taxes refunded	(430)	(1,396)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “Fred’s Pharmacy”, “We”, “Our”, “Us” or “Company”) operate, as of August 4, 2018, 593 discount general merchandise stores in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 12 franchised locations. There are 347 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

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

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. The specialty pharmacy business met the criteria for “Assets held for Sale” in accordance with Accounting Standards Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment as of February 3, 2018. The Specialty Pharmacy assets and liabilities are reflected as “Assets Held-for-Sale” on the consolidated balance sheets in this report in accordance with ASC 360. In addition, the results of operations for the specialty pharmacy business have been presented in this report as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Excluding the “Assets Held-for-Sale” subsection, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from Fred’s continuing operations.

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (“the Specialty Asset Purchase Agreement”) with Advance Care Scripts, Inc. (“the Specialty Buyer”), pursuant to which the Specialty Buyer agreed to purchase certain specialty pharmacy assets of certain subsidiaries of Fred’s, National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively referred to as “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the specialty pharmacy assets was completed. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on previously reported net loss.

The results of operations for the thirteen week and twenty-six week periods ended August 4, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Quarterly Report on Form 10-Q to 2017 and 2018 refer to the Company’s fiscal years ended February 3, 2018 and ending February 2, 2019, respectively.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective basis. This update is effective for the Company at the beginning of fiscal 2018. The Company has adopted the provisions of ASU 2016-16 and it has had no impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company has identified all leases impacted by this pronouncement. Currently, the Company is evaluating different software available to maintain all leases in compliance with this pronouncement. The Company has established a committee to ensure compliance with this standard upon adoption in 2019. The Company does not plan to early adopt and expects material changes to the financial position created at the inception of compliance with this standard. The Company will continue to evaluate the impact the guidance will have on the Company’s financial position, results of operations and cash flows.

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

Layaway Plans

Store layaways are agreements with our customers to provide or deliver goods for a specified price at a future date. Layaway programs run annually for a duration of less than one year and are most popular during the Christmas seasons. Under the Company’s layaway plan, the customer is obligated to pay only the amount equivalent to the value of the good plus sales tax. The Company does not assess a layaway fee or interest but requires an upfront deposit. The customer does not take delivery of the merchandise until the full value is collected.

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

Disaggregated Revenues

In the following table, sales are disaggregated by major merchandising category.

	Thirteen Weeks Ended	Twently Six Weeks Ended
(in thousands)	August 4, 2018	August 4, 2018
Pharmacy	216,471	489,195
Consumables	125,466	261,908
Household Goods and Softlines	95,338	190,124
Franchise	2,649	5,656
Total	439,924	946,883

Termination of Rite Aid Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“AFAE”), entered into an Asset Purchase Agreement (the “Rite Aid Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which AFAE agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”). Pursuant to Section 8.01(g) of the Rite Aid Asset Purchase Agreement, each of AFAE, Walgreens or Rite Aid was permitted to terminate the Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Rite Aid Asset Purchase Agreement was also terminated, effective immediately. In connection with the termination of the Rite Aid Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017, which was recorded in selling, general and administrative expenses to offset the expenses incurred.

See Note 11: Indebtedness for additional information relating to the termination of the Rite Aid Asset Purchase Agreement.

NOTE 2: ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

As discussed in Note 1, during the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. Accordingly, the specialty pharmacy business met the criteria for “Assets Held-for-Sale” in accordance with ASC

360 as of February 3, 2018. The specialty pharmacy assets and liabilities were reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360 at February 3, 2018. In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

The results of the specialty pharmacy business were previously allocated to the Pharmacy segment within the sales mix. The specialty pharmacy recorded a loss from discontinued operations, net of tax, of $9.4 million and $0.6 million for the second quarter of 2018 and 2017; respectively, and a loss from discontinued operations, net of tax, of $11.5 million and net income from operations of $0.7 million, for the first six months of 2018 and 2017; respectively.

Certain corporate overhead and other costs previously allocated to the specialty pharmacy for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

As discussed in Note 1: Basis of Presentation, on May 4, 2018, Fred’s entered into the Specialty Asset Purchase Agreement with the Specialty Buyer, pursuant to which, the Buyer agreed to purchase Entrust, consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the specialty pharmacy assets was completed.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying consolidated balance sheet for each of the periods presented:

	August 4,	February 3,
	2018	2018
(in thousands)	(unaudited)
Current assets:
Accounts Receivable, net	$—	$15,983
Inventories	0	3,756
Other non-trade receivables	0	152
Prepaid expenses and other current assets	0	12
Total current assets held-for-sale	$—	$19,903
Property and equipment, less accumulated depreciation and amortization	$—	$1,036
Goodwill	0	30,609
Intangible assets, net	0	9,533
Other noncurrent assets, net	0	539
Total noncurrent assets held-for-sale	$0	$41,717

Current liabilities:
Accounts payable	$—	$22,045
Accrued expenses and other	0	4,527
Total current liabilities held-for-sale	$—	$26,572

Deferred income taxes	$—	$—
Other noncurrent liabilities	—	48
Total noncurrent liabilities held-for-sale	$—	$48

The following table summarizes the results of discontinued operations for the thirteen and twenty six weeks ended August 4, 2018, and July 29, 2017:

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	(unaudited)		(unaudited)
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2018	2017	2018	2017
Revenues	$20,266	$69,310	$90,112	$137,458
Cost of Goods Sold	20,984	66,058	88,454	129,860
Gross Profit	(718)	3,252	1,658	7,598
Depreciation and amortization	188	631	796	1,379
Selling, general and administrative expenses	8,474	3,094	12,398	5,660
Income (loss) from discontinued operations before Income taxes	(9,380)	(473)	(11,536)	559
Income tax expense (benefit)	—	127	—	(150)
Income (loss) from discontinued operations, net of tax	(9,380)	(600)	(11,536)	709

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $29.8 million and $31.6 million at August 4, 2018 and February 3, 2018, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $54.2 million at August 4, 2018 and $53.9 million at February 3, 2018.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at August 4, 2018 is $18.7 million, with the corresponding amount of $17.3 million at February 3, 2018.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $1.8 million (including $0.1 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives. During the first six months of 2018, the Company utilized $1.8 million of existing impairment charges related to the 2016 initiatives (including $0.1 million for the accelerated recognition of freight capitalization expense). No amounts remain related to the 2016 initiatives.

During the third quarter of 2017, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $15.6 million (including $1.3 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $4.3 million (including $1.0 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to the 2017 initiatives. During the first six months of 2018, the Company utilized $3.5 million of existing impairment charges related to the 2017 initiatives (including $0.9 million, for the accelerated recognition of freight capitalization expense) leaving $0.8 million remaining.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at February 03, 2018	Additions	Utilization	Ending Balance August 4, 2018

Inventory markdown on low-productive inventory (2016 initiatives)	$1.7	—	(1.7)	$—
Inventory provision for freight capitalization expense (2016 initiatives)	0.1	—	(0.1)	—
Inventory markdown on low-productive inventory (2017 initiatives)	3.3	—	(2.6)	0.7
Inventory provision for freight capitalization expense (2017 initiatives)	1.0	—	(0.9)	0.1
Total	$6.1	$—	$(5.3)	$0.8

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

	Thirteen Weeks Ended		Twenty Six Weeks
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Continuing Operations
Stock option expense	$239	$382	$494	$865
Restricted stock expense	759	1,427	1,750	1,966
ESPP expense	—	93	—	185
Total stock-based compensation	$998	$1,902	$2,244	$3,016

Income tax benefit on stock-based compensation	$12	$538	$27	$777

	Thirteen Weeks Ended		Twenty Six Weeks
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Discontinued Operations
Stock option expense	$15	$60	$35	$104
Restricted stock expense	12	21	25	48
Total stock-based compensation	$27	$81	$60	$152

Income tax benefit on stock-based compensation	$—	$—	$—	$14

The fair value of each option granted during the thirteen and twenty-six week periods ended August 4, 2018 and July 29, 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
Continuing Operations	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock Options
Expected volatility	0.0%	44.1%	0.0%	41.3%
Risk-free interest rate	0.0%	2.0%	0.0%	2.1%
Expected option life (in years)	0	5.84	0	5.84
Expected dividend yield	0.00%	1.88%	0.00%	1.86%

Weighted average fair value at grant date	$—	$4.92	$—	$4.28

	Thirteen Weeks Ended		Twenty Six Weeks Ended
Discontinued Operations	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock Options
Expected volatility	0.0%	43.1%	0.0%	43.1%
Risk-free interest rate	0.0%	2.2%	0.0%	2.2%
Expected option life (in years)	0	5.84	0	5.84
Expected dividend yield	0.00%	1.85%	0.00%	1.85%

Weighted average fair value at grant date	$—	$5.30	$—	$4.89

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Employee Stock Purchase Plan
Expected volatility	0.0%	98.8%	0.0%	80.3%
Risk-free interest rate	0.0%	1.0%	0.0%	1.0%
Expected option life (in years)	0.00	0.50	0.00	0.38
Expected dividend yield	0.00%	0.78%	0.00%	0.59%

Weighted average fair value at grant date	$—	$7.67	$—	$6.31

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“ESPP”) (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. During the fourth quarter of 2017, management and the Board of Directors suspended purchases through the ESPP effective December 31, 2017. The ESPP suspension resulted in 0 shares issued during the twenty-six weeks ended August 4, 2018. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of August 4, 2018, there were 595,681 shares available.

Stock Options

The following table summarizes stock option activity during the twenty-six weeks ended August 4, 2018:

Continuing Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	1,171,825	$13.12	5.1	$—
Granted	—	—
Cancelled	(509,474)	12.27
Exercised	—	—
Outstanding at August 4, 2018	662,351	$13.77	4.7	—

Exercisable at August 4, 2018	450,611	$14.66	4.5	—

Discontinued Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	167,375	$14.23	5.4	$—
Granted	—	—
Cancelled	(158,984)	14.17
Exercised	—	—
Outstanding at August 4, 2018	8,391	$15.44	4.7	—

Exercisable at August 4, 2018	3,356	$15.44	4.5	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended August 4, 2018 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of August 4, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for continuing operations was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. As of August 4, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for discontinued operations was approximately $0.07 million, which is expected to be recognized over a weighted average period of approximately 0.2 years. The total fair value of options vested during the twenty-six weeks ended August 4, 2018 for continuing operations was $205.5 thousand. The total fair value of options vested during the twenty-six weeks ended August 4, 2018 for discontinued operations was $10.3 thousand

Restricted Stock

The following table summarizes restricted stock activity during the twenty-six weeks ended August 4, 2018:

Continuing Operations	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	653,895	$10.14
Granted	222,836	2.74
Forfeited / Cancelled	(109,400)	10.69
Vested	(370,392)	7.54
Non-vested Restricted Stock at August 4, 2018	396,939	$7.59

Discontinued Operations	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	11,194	$15.35
Granted	—	—
Forfeited / Cancelled	(8,862)	15.35
Vested	(2,332)	15.44
Non-vested Restricted Stock at August 4, 2018	—	$—

For continuing operations, the aggregate pre-tax intrinsic value of restricted stock outstanding as of August 4, 2018 is $0.8 million with a weighted average remaining contractual life of 7.3 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of restricted stock awards that vested during the twenty-six weeks ended August 4, 2018 was $2.8 million.

For discontinued operations, there was no aggregate pre-tax intrinsic value of restricted stock outstanding as of August 4, 2018, no weighted average remaining contractual life, and no unrecognized compensation expense related to the outstanding stock The total fair value of restricted stock awards related to discontinued operations that vested during the twenty-six weeks ended August 4, 2018 was $0.04 million.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of August 4, 2018 and February 3, 2018. There were $149.1 million and $153.4 million of borrowings on the Company’s revolving line of credit as of August 4, 2018 and February 3, 2018, respectively. Refer to Note 11 – Indebtedness. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	August 4, 2018		February 3, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$149,053	$149,053	$153,431	$153,431
Mortgage loans on land & buildings	1,546	1,638	1,579	1,684
Notes Payable	13,000	12,228	13,000	12,421

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease (including the upcoming renewal option if the renewal is reasonably assured) or the useful life of the improvement. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements. Gains or losses on the sale of assets are recorded as a component of selling, general and administrative expenses.

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

(in thousands)
Property and equipment, at cost:	August 4, 2018	February 3, 2018
Buildings and building improvements	$117,659	$119,039
Leasehold improvements	87,889	86,402
Automobiles and vehicles	3,838	4,525
Furniture, fixtures and equipment	287,908	286,962
	497,294	496,928
Less: Accumulated depreciation and amortization	(399,697)	(390,633)
	97,597	106,295
Construction in progress	1,860	590
Land	8,470	8,581
Total Property and equipment, at depreciated cost	$107,927	$115,466

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

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. None of the remaining $0.5 million impairment charges were utilized as of August 4, 2018.

During fiscal 2016, the Company recorded impairment charges of $3.6 million for fixed asset impairments related to the corporate headquarters. None of the impairment charges relating to the corporate headquarters were utilized as of August 4, 2018.

In the second quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of August 4, 2018.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of August 4, 2018.

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

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018. In the first half of 2018, the Company utilized $1.2 million, leaving $5.1 million reserve balance as of August 4, 2018.

The following table illustrates the exit and inventory related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance August 4, 2018

Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.5			$0.5
Impairment charge for the disposal of fixed assets for corporate office	3.6			3.6
Impairment charge for the disposal of fixed assets for 2017 planned closures	0.8			0.8
Impairment charge for the disposal of intangible assets for 2017 planned closures	1.4			1.4
Impairment charge for the write down of fixed assets for underperforming stores	1.1			1.1
Subtotal	$7.4	$—	$—	$7.4
Lease contract termination liability, 2017 closures	6.3		(1.2)	5.1
Total	$13.7	$—	$(1.2)	$12.5

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	August 4, 2018	July 29, 2017	February 03, 2018

Accumulated other comprehensive income	$559	$466	$466
Amortization of post-retirement benefit	—	—	93
Ending balance	$559	$466	$559

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

NOTE 10: LEGAL CONTINGENCIES

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However, the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. A motion for class certification is currently pending before the U.S. District Court, Middle District of Alabama. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has a cyber liability policy with a $10 million limit and $100,000 deductible.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Circuit Court. The State filed a Petition for Interlocutory Appeal with the Mississippi Supreme Court, but the Mississippi Supreme Court ruled in our favor and the case is now proceeding in Circuit Court. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor complaint, which appeal is pending before the 11th Circuit Court of Appeals. The Company filed, and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. When the court granted the Company’s motion to dismiss in the Taylor case, the court simultaneously denied the Motion to Consolidate, in light of the dismissal in Taylor. In the Wallace and Williams actions, the District Court entered an order staying both cases until the U.S Court of Appeals for the 11th Circuit decides on the appeal. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

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

NOTE 11: INDEBTEDNESS

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility.  The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150.0 million to $225.0 million.  On July 31, 2017 the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%.  The spread depends on the level of excess availability.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $149.1 million of borrowings outstanding and $51.7 million, net of borrowings and letters of credit, remaining available under the Agreement at August 4, 2018.

On August 23, 2018, the Company entered into the Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement (the “Amendment”). Among other changes, the Amendment decreases, at the Company’s request, the revolving loan commitment from $270.0 million to $210.0 million, permits certain sale-leaseback transactions, allows transfers of properties to non-Loan Party (as defined in the Credit Agreement) subsidiaries for financing and allows for the assumption of debt and financing for such transactions, permits the sale of real estate, other than distribution centers for fair market value and adds repurchases and redemption to the definition of restricted payments, which are limited under the restricted payments covenant..

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

Upon termination of the Rite Aid Asset Purchase Agreement, as discussed in Note 1 above, the Company terminated the Second Amended and Restated ABL Commitment Letter and the Amended and Restated Term Loan Commitment Letter. In connection with such termination, the Company incurred applicable termination fees contemplated by the Second Amended and Restated ABL Commitment Letter and Amended and Restated Term Loan Commitment Letter, which were paid in the third quarter of 2017.

In connection with the aforementioned commitment letters, the Company incurred approximately $30 million of debt issuance costs. These costs are reflected in SG&A in the Statement of Operations. The $25 million termination fee paid by Walgreens, on June 30, 2017, discussed in Note 1: Basis of Presentation, partially offset these costs.

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred's stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.5 million outstanding at August 4, 2018. The weighted average interest rate on mortgages outstanding at August 4, 2018 was 7.40%.  The debt is collateralized by the land and buildings.

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

NOTE 13: SUBSEQUENT EVENT

On September 7, 2018, the Company entered into an Asset Purchase Agreement (the “WBA Asset Purchase Agreement”) with Walgreen Co., pursuant to which Walgreens has agreed to purchase certain prescription files and related data and records, retail pharmaceutical inventory and other assets from 185 of the Company’s retail pharmacy stores for a cash purchase price of $165 million plus an amount equal to the value of the related pharmacy inventory (the “WBA Transaction”). The consummation of the WBA Transaction is expected to occur in a series of closings, as more fully described in the WBA Asset Purchase Agreement, a copy of which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2018. The proceeds received in the WBA Transaction will be used to pay down the Company’s existing indebtedness or for general corporate purposes. The closings of the WBA Transaction are subject to conditions customary for transactions of this type, including (i) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended , (ii) the absence of certain legal impediments to the WBA Transaction, (iii) the accuracy of the parties’ representations and warranties and (iv) the parties’ compliance with their respective obligations.

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

The words “outlook”, “guidance”, “may”, “should”, “could”, “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores and the extent of our pharmacy department presence in new and existing stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the person information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness; (xxv) any acquisitions and the ability to effectively integrate any businesses that we acquire; (xxvi) our ability to pay dividends; and (xxvii) statements regarding the pending WBA Asset Purchase Agreement, the transactions contemplated thereby, the possible timing and effects thereof, and the ability of the parties to complete the transactions consider the various closing conditions to which such transactions are subject.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

GENERAL

Executive Overview

As of August 4, 2018, Fred’s and its subsidiaries operate 593 general merchandise and pharmacy stores, including 12 franchised locations. With unique store formats and strategies that combine the best elements of a value-focused retailer with a healthcare-focused drug store, Fred’s stores offer frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections.

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

Progress on Turnaround

Through the second fiscal quarter, Fred’s continued executing its turnaround strategy. The team remains committed to delivering long-term growth and value creation and is continuing to focus on driving traffic, reducing selling, general and administrative expenses, generating free cash flow and lowering debt.

Some key actions already being taken that support the Company’s key focus points include:

●	Continued reductions in our workforce which should result in savings on a go forward basis;

●	Implementation of zero-based budgeting, which is becoming the foundation of all selling, general and administrative expense reduction initiatives. Lowering selling general and administrative expenses will allow Fred’s to generate free cash flow, repay debt, and reinvest in the business to drive growth and improve profitability;

●	Implementation of new processes to mitigate the risk of building slower turning inventory in the future; and

●	Continued expansion of beer and wine, designed to increase traffic and increase transaction size

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 4, 2018 and July 29, 2017

Sales

Net sales for the second quarter of 2018 decreased to $419.7 million from $438.5 million in 2017, a year-over-year decrease of $18.9 million or 4.3%. On a comparable store basis, sales decreased 3.5% compared to a 3.0% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the second quarter of 2018 decreased 6.7% to $220.8 million from $236.6 million in 2017. This was driven by the closure of underperforming stores in the first quarter of 2017.

Pharmacy department sales were 46.8% of total sales in the second quarter of 2018 compared to 45.3% of total sales in the comparable period of the prior year and continue to rank as the largest sales category within the Company. The total sales for the second quarter of 2018 in this department decreased 1.2% from the second quarter of 2017.

The Company had 12 franchised locations at August 4, 2018 and 14 franchised locations as of July 29, 2017. Sales to our franchised locations during the quarter were $2.6 million (0.6% of sales) compared to $3.3 million (0.7% of sales) in the comparable period of 2017. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended August 4, 2018 and July 29, 2017.

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Pharmacy	46.8%	45.3%
Consumables	29.9%	29.1%
Household Goods and Softlines	22.7%	24.9%
Franchise	0.6%	0.7%
Total Sales Mix	100.0%	100.0%

For the second quarter of 2018, comparable store customer traffic decreased 4.3% from the prior period, while the average customer ticket was $24.11 for the quarter.

Gross Profit

Gross profit for the second quarter decreased to $100.5 million in 2018 from $122.7 million in 2017, a decrease of $22.2 million or 18.2%. The gross profit decrease was driven primarily by a sales decline related to the closure of 39 underperforming stores. Gross margin for the quarter, measured as a percentage of net sales, decreased to 23.9% in 2018 from 28.0% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter, including depreciation and amortization, decreased to $121.9 million in 2018 (29.0% of sales) from $150.4 million in 2017 (34.3% of sales). This decrease was primarily attributable to the inclusion in 2017 of higher professional and legal advisory fees incurred in connection with the proposed acquisition of Rite Aid stores, expenses related to store closures and the development and implementation of the Company’s growth strategy.

Operating Loss

Operating loss for the second quarter of 2018 was $21.4 million or 5.1% of sales compared to an operating loss of $27.6 million in 2017 or 6.3% of sales. This decrease reflects the impact of cost containment measures offset by lower gross profit in the quarter.

Interest Expense, Net

Net interest expense for the second quarter of 2018 totaled $1.7 million or 0.4% of sales compared to $1.4 million or 0.3% of sales in the same period of the prior year.

Income Taxes

The effective income tax rate for both the second quarter of 2018 and 2017 was less than 0.1%. The rate in both periods was impacted primarily by a valuation allowance against the Company’s deferred tax asset recorded in 2017.

Net Loss

Net loss for the second quarter of 2018 was $32.3 million or $0.88 per share compared to a net loss of $29.5 million or $0.79 per share for the second quarter of 2017, an increase of $2.8 million. While selling, general and administrative expenses were comparatively lower in the quarter, the decrease in net sales is the primary contributing factor in the increase in net loss.

Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017

Sales

Net sales for the first six months of 2018 decreased to $856.8 million from $902.7 million during the same period in 2017, a year-over-year decrease of $45.9 million or 5.1%. On a comparable store basis, sales decreased 3.7% compared to a 3.6% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the first six months of 2018 decreased 7.2% to $452.0 million from $487.1 million in 2017. This was driven by sales decreases in general merchandise departments such as home furnishings, domestics, electronics and lawn and garden, partially offset by sales increases in beverages and tobacco.

The Company’s pharmacy department sales for the first six months were 46.6% of total sales in 2018 compared to 45.2% of total sales in the prior year and continue to rank as the largest sales category within the Company. The total sales in this department decreased 2.2% over 2017.

The Company had 12 franchised locations at August 4, 2018 and 14 franchised locations at July 29, 2017. Sales to our franchised locations for the first six months of 2018 were $5.7 million (0.7% of sales) compared to $7.4 million (0.8% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the twenty-six weeks ended August 4, 2018 and July 27, 2017.

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Pharmacy	46.6%	45.2%
Consumables	30.5%	29.3%
Household Goods and Softlines	22.2%	24.7%
Franchise	0.7%	0.8%
Total Sales Mix	100.0%	100.0%

For the first six months of 2018, comparable store customer traffic decreased 3.3% over the prior period, while the average customer ticket was $23.86 for the twenty-six week period.

Gross Profit

Gross profit for the first six months decreased to $212.1 million in 2018 from $251.3 million in 2017, a decrease of $39.2 million or 15.6%. The gross profit decrease was partially driven by a sales decline related to the closure of 39 underperforming stores and partially by the increase in promotional activity to drive traffic and reduce inventory. Gross margin for the first six months, measured as a percentage of net sales, decreased to 24.8% in 2018 from 27.8% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months, including depreciation and amortization, decreased to $251.6 million in 2018 (29.4% of sales) from $314.1 million in 2017 (34.8% of sales). The decrease in expenses is primarily driven by headcount reductions of approximately 13% over the same period last fiscal year, resulting in lower employee-related expenses. The impact of professional fees incurred in 2017 related to the attempted Rite Aid acquisition and in closing 39 underperforming stores, were not repeated in 2018.

Operating Loss

Operating loss for the first six months was $39.5 million in 2018 (4.6% of sales) compared to an operating loss of $62.8 million in 2017 (7.0% of sales). The decrease in operating loss in the period was primarily driven by the inclusion in the first half of 2017 of $62.6 million in selling, general and administrative expenses, which was partially offset by a $39.2 million decrease in gross profit.

Interest Expense, Net

Net interest expense for the first six months of 2018 totaled $3.7 million or 0.4% of sales compared to $2.7 million or 0.3% of sales in the same period of the prior year.

Income Taxes

The effective income tax rate for the first six months of 2018 was 0.1% compared to 0.2% in the same period of 2017. The low rate is due to the impact of the valuation allowance against the Company’s deferred tax asset, which was recorded in 2017.

Net Loss

Net loss for the first six months was $54.3 million ($1.48 loss per share) in 2018 compared to a net loss of $66.0 million ($1.76 loss per share) in 2017. The improvement in net loss was mainly driven by the operating loss, as detailed above. The net loss from discontinued operations was $11.5 million for the first six months of 2018 compared to net income from continuing operations of $0.7 million in the first six months of 2017, the impact of which offset the improvement in net loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $16.0 million during the twenty-six week period ended August 4, 2018 compared to net cash provided by operating activities of $0.9 million in the same period of the prior year. Cash used in by operating activities in the first six months of 2018 primarily resulted from a decrease in accounts payable and other liability balances and increases in other operating assets.

Net cash used in investing activities totaled $3.5 million during the twenty-six week period ended August 4, 2018 and $7.9 million in the same period of the prior year. Purchases of capital assets in the first half of 2018 totaled $4.9 million compared to $7.3 million in 2017.

Net cash provided by financing activities totaled $18.7 million during the twenty-six week period ended August 4, 2018 as compared to $6.8 million in the same period of the prior year. The cash flows provided by financing activities during the 2018 period includes net payments of $4.4 million on our revolving line of credit compared to net borrowings of $10.7 million in 2017.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of August 4, 2018. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.05 of pretax earnings per share assuming borrowing levels of $125.0 million to $175.0 million throughout 2018. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended August 4, 2018 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10 (Legal Contingencies) of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date of this filing, there were 2.6 million shares available for repurchase. No shares were repurchased in the twenty-six weeks ended August 4, 2018.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated September 7, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	September 10, 2018
2.2	Asset Purchase Agreement, dated May 4, 2018, by and among Advanced Care Scripts, Inc., Fred’s Stores of Tennessee, Inc., Fred’s, Inc., National Pharmaceutical Network, Inc., and Reeves-Sain Drug Store, Inc. d/b/a EntrustRX	8-K	001-14565	2.1	June 4, 2018
10.1	Separation Agreement and General Release, effective April 24, 2018, between Michael K. Bloom and Fred’s Inc.	8-K	001-14565	10.1	April 27, 2018
10.2	Separation Agreement and General Release, effective April 24, 2018, between Timothy Liebmann and Fred’s Inc.	8-K	001-14565	10.1	May 3, 2018
10.3	Separation Agreement and General Release, effective April 24, 2018, between Mary Louise Gardner and Fred’s Inc.	8-K	001-14565	10.2	May 3, 2018
10.4†	Separation Agreement and General Release, effective July 26, 2018, between Greg Froton and Fred’s Inc.	-	-	-	-
10.5	Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement, dated as of August 23, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 29, 2018
31.1†	Certification of Interim Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-
32††	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-
101.INS	XBRL Instance Document	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	-	-	-	-

†   Filed herewith.

††  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: September 18, 2018	/s/ Joseph M. Anto
Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer