Form 10-Q
period 2018-11-03
FREDS INC
filed 2018-12-13
CIK 724571

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2018.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The registrant had 37,686,555 shares of Class A voting, no par value common stock outstanding as of December 10, 2018.

FRED’S, INC.

INDEX

Page No.
Part I - Financial Information

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of November 3, 2018 (unaudited) and February 3, 2018	3

Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine weeks Ended November 3, 2018 (unaudited) and October 28, 2017 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen and Thirty-Nine weeks Ended November 3, 2018 (unaudited) and October 28, 2017 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine weeks Ended November 3, 2018 (unaudited) and October 28, 2017 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-22

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 – Controls and Procedures	28

Part II - Other Information	29-31

Item 1 – Legal Proceedings	29
Item 1A – Risk Factors	29
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3 – Defaults Upon Senior Securities	29
Item 4 – Mine Safety Disclosures	29
Item 5 – Other Information	29
Item 6 – Exhibits	30

Signatures	31

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	November 3,	February 3,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,182	$6,573
Inventories	236,066	263,831
Receivables, less allowance for doubtful accounts of $1,360 and $1,355; respectively	38,268	37,720
Other non-trade receivables	26,379	31,500
Current assets held for sale	13,849	35,247
Prepaid expenses and other current assets	10,043	10,055
Total current assets	330,787	384,926
Property and equipment, less accumulated depreciation and amortization	105,124	115,466
Intangible assets, net	25,183	34,347
Noncurrent assets held for sale	16,471	62,258
Other noncurrent assets, net	1,510	568
Total assets	$479,075	$597,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,883	$129,213
Current portion of indebtedness	68	65
Accrued expenses and other	61,942	67,977
Current liabilities held for sale	—	26,572
Total current liabilities	174,893	223,827
Long-term portion of indebtedness	181,174	167,100
Noncurrent liabilities held for sale	—	48
Other noncurrent liabilities	21,036	25,542
Total liabilities	377,103	416,517
Commitments and contingencies (see Note 6-Long-Term Leases, Note 10-Other Commitments and Contingencies and Note 11-Indebtedness )
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value,
224,594 shares authorized, none outstanding	—	—
Preferred stock, Series B junior participating voting, $100 par value,
50,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series C junior participating voting, $60 par value,
50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized,
37,686,555 and 38,366,517 shares issued and outstanding, respectively	126,568	123,950
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized,
none outstanding	—	—
Treasury Stock, at cost; 1,242,000 shares at November 3, 2018 and at February 3, 2018	(4,975)	(4,975)
Retained earnings (deficit)	(20,180)	61,514
Accumulated other comprehensive income	559	559
Total shareholders’ equity	101,972	181,048
Total liabilities and shareholders’ equity	$479,075	$597,565

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$306,413	$324,329	$964,654	$1,024,980
Cost of goods sold	229,446	254,298	713,398	753,269
Gross profit	76,967	70,031	251,256	271,711

Depreciation and amortization	7,632	8,588	24,019	26,333
Selling, general and administrative expenses	98,008	109,667	291,759	361,279
Operating loss	(28,673)	(48,224)	(64,522)	(115,901)

Interest expense	2,073	1,647	5,781	4,371
Loss before income taxes	(30,746)	(49,871)	(70,303)	(120,272)

Provision (benefit) for income taxes	71	567	(354)	(1,103)
Net loss from continuing operations	$(30,817)	$(50,438)	$(69,949)	$(119,169)
Net income (loss) from discontinued operations	3,438	(1,377)	(11,745)	1,376
Net Loss	$(27,379)	$(51,815)	$(81,694)	$(117,793)

Net (loss) income per share - basic
Continuing operations	$(0.83)	$(1.35)	$(1.91)	$(3.18)
Discontinued operations	0.09	(0.04)	(0.32)	0.04
Total loss per common share - basic	$(0.74)	$(1.39)	$(2.23)	$(3.14)

Net (loss) income per share - diluted
Continuing operations	$(0.83)	$(1.35)	$(1.91)	$(3.18)
Discontinued operations	0.09	(0.04)	(0.32)	0.04
Total loss per common share - diluted	$(0.74)	$(1.39)	$(2.23)	$(3.14)

Weighted average shares outstanding
Basic	36,962	37,626	36,650	37,481
Effect of dilutive stock options	—	—	—	—
Diluted	36,962	37,626	36,650	37,481

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net loss	$(27,379)	$(51,815)	$(81,694)	$(117,793)
Other comprehensive income (expense), net of tax postretirement plan adjustment	—	—	—	—

Comprehensive loss	$(27,379)	$(51,815)	$(81,694)	$(117,793)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty Nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities of continuing operations:
Net loss	$(69,949)	$(119,169)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	24,019	26,333
Net gain on asset disposition	(437)	(140)
Provision for store closures and asset impairment	1,772	20,783
Stock-based compensation	2,707	4,640
(Recovery) provision for uncollectible receivables	(817)	37
Change in LIFO reserve	2,693	640
Deferred income tax (expense) benefit	(23)	1,286
Amortization of debt issuance costs	432	182
Changes in operating assets and liabilities, net of effects of business sold:
(Increase) decrease in operating assets:
Trade and non-trade receivables	4,459	1,338
Insurance receivables	—	395
Inventories	25,071	(5,278)
Other assets	(923)	6,156
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(22,366)	20,885
Income taxes receivable	1,062	(28)
Other noncurrent liabilities	(5,147)	8,034
Net cash used in operating activities of continuing operations	(37,447)	(33,906)

Cash flows from investing activities of continuing operations:
Capital expenditures	(7,523)	(12,418)
Proceeds from asset dispositions	2,203	1,276
Asset acquisitions, net (primarily intangibles)	—	(1,853)
Net cash used in investing activities of continuing operations	(5,320)	(12,995)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(48)	(45)
Proceeds from revolving line of credit	542,741	715,228
Payments on revolving line of credit	(528,634)	(675,065)
Debt issuance costs	(415)	(489)
Payments from exercise of stock options and employee stock purchase plan	(149)	(112)
Transfer from discontinued operations	28,881	13,513
Cash dividends paid	—	(6,847)
Net cash provided by financing activities of continuing operations	42,376	46,183

Decrease in cash and cash equivalents	(391)	(718)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations, net	(10,025)	13,927
Cash flows from investing activities of discontinued operations, net	38,906	(414)
Cash flows from financing activities of discontinued operations, net	(28,881)	(13,513)
Net decrease in cash and cash equivalents	(391)	(718)

Cash and cash equivalents, beginning of year	6,573	5,830
Cash and cash equivalents of discontinued operations/held for sale operations, beginning of year	—	—
Net decrease in cash and cash equivalents	(391)	(718)
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	—	—
Cash and cash equivalents, end of period	$6,182	$5,112

Supplemental disclosures of cash flow information:
Interest paid	5,781	4,371
Income taxes refunded	—	(2,002)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “We”, “Our”, “Us” or the “Company”) operate, as of November 3, 2018, 589 discount general merchandise stores in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 11 franchised locations. There are 346 full service pharmacy departments (179 of which are now classified as Assets held-for-sale) located within our discount general merchandise stores, including one within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2018 included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018.

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. The specialty pharmacy business met the criteria for “Assets held for Sale” in accordance with Accounting Standards Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment, as of February 3, 2018. The specialty pharmacy assets and liabilities are reflected as “Assets held-for-sale” on the consolidated balance sheets in this report in accordance with ASC 360. In addition, the results of operations for the specialty pharmacy business have been presented in this report as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Amounts and percentages for all periods discussed below reflect the results of operations and financial condition from Fred’s continuing operations, unless otherwise noted.

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (the “Specialty Asset Purchase Agreement”) with Advance Care Scripts, Inc. (the “Specialty Buyer”), pursuant to which the Specialty Buyer agreed to purchase certain specialty pharmacy assets of certain subsidiaries of Fred’s, National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively referred to as “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the specialty pharmacy assets was completed. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

On September 7, 2018 the Company entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation. On October 23, 2018, the Company entered into an amendment to the Asset Purchase Agreement (the “Amendment”). Under such Asset Purchase Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), the Company agreed to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s 346 retail pharmacy stores (such assets from such 179 retail pharmacy stores collectively referred to as “Retail Pharmacy”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Retail Pharmacy assets up to an approximately $35 million cap, in each case subject to certain adjustments. During the third quarter of 2018, the assets therefore met the criteria for “Assets held-for-sale” in accordance with ASC 360. Such assets have been reflected as “held-for-sale” on the consolidated balance sheets in accordance with ASC 360. In addition, the results of operations have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Amounts and percentages for all periods discussed below reflect the results of operations and financial condition from Fred’s continuing operations, unless otherwise noted.

See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on previously reported net loss.

The results of operations for the thirteen-week and thirty-nine week periods ended November 3, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU are designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2018, including the interim periods within that reporting period. Early adoption is permitted. The Company has identified all leases impacted by this pronouncement. The Company has selected a lease accounting and administration software to maintain all leases in compliance with this pronouncement and is currently working on the software implementation and testing, as well as accounting process development to ensure compliance with this standard upon adoption in 2019. The Company does not plan to early adopt and expects material changes to the financial position created at the inception of compliance with this standard. The Company will continue to evaluate the impact the guidance will have on the Company’s financial position, results of operations and cash flows.

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

Revenue Recognition

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

Disaggregated Revenues

In the following table, consolidated sales are disaggregated by major merchandising category.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(in thousands)	November 3, 2018	November 3, 2018
Pharmacy	$203,570	$692,766
Consumables	119,086	380,993
Household Goods and Softlines	80,277	270,401
Franchise	3,711	9,367
Total	$406,644	$1,353,527

Termination of Rite Aid Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“AFAE”), entered into an Asset Purchase Agreement (the “Rite Aid Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which AFAE agreed to purchase 865 stores, certain intellectual property and other tangible assets and to assume certain liabilities for a cash purchase price of $950 million. Pursuant to Section 8.01(g) of the Rite Aid Asset Purchase Agreement, each of AFAE, Walgreens or Rite Aid was permitted to terminate the Rite Aid Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Rite Aid Asset Purchase Agreement was also terminated. In connection with the termination of the Rite Aid Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017, which was recorded in selling, general and administrative expenses to offset the expenses incurred.

See Note 11: Indebtedness for additional information relating to the termination of the Rite Aid Asset Purchase Agreement.

NOTE 2: ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business (“Entrust”). Accordingly, Entrust met the criteria for “Assets Held-for-Sale” in accordance with ASC 360 as of February 3, 2018. Entrust’s assets and liabilities were reflected as “held-for-sale” on the consolidated balance sheets in accordance with ASC 360 at February 3, 2018. In addition, the results of operations for the Entrust business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented. On May 4, 2018, Fred’s entered into the Specialty Asset Purchase Agreement with the Specialty Buyer, pursuant to which, the Specialty Buyer agreed to purchase Entrust, consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the Entrust assets was completed.

The results of the Entrust business were previously allocated to the Pharmacy segment within the sales mix. There were no earnings related to the Entrust business in the third quarter of 2018, but Entrust recorded a loss from discontinued operations, net of tax, of $1.9 million for the third quarter of 2017, and a loss from discontinued operations, net of tax, of $11.5 million and $1.1 million for the first nine months of 2018 and 2017, respectively.

Certain corporate overhead and other costs previously allocated to the specialty pharmacy business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

On September 7, 2018 the Company, entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation. On October 23, 2018, the Company entered into an amendment to the Asset Purchase Agreement (the “Amendment”). Under the Asset Purchase Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), the Company agreed to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s 346 retail pharmacy stores (such assets from such 179 retail pharmacy stores collectively referred to as “Retail Pharmacy”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Retail Pharmacy assets up to an approximately $35 million cap, in each case subject to certain adjustments. The Company decided to sell the assets to raise cash to pay down existing debt. As of November 3, 2018, the Company had not yet completed any dispositions of assets. The Company intends to transfer ownership of the Retail Pharmacy assets to Walgreen Co. in a series of ongoing closings, with the initial closing occurring on November 13, 2018 and the final closing expected to occur in the first quarter of calendar year 2019. During the third quarter the assets therefore met the criteria for “Assets Held-for-Sale” in accordance with ASC 360. Such assets have been reflected as “held-for-sale” on the consolidated balance sheets in accordance with ASC 360. In addition, the results of operations have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented. Assets and liabilities which meet the held for sale criteria are carried at the lesser of fair value less selling costs or carrying value. The Company determined the fair value less costs to sell exceeded the carrying value of the held for sale, therefore no adjustment to the disposal group's net book value was recognized.

The results of the Retail Pharmacy business were previously allocated to the Pharmacy segment within the sales mix. Retail Pharmacy recorded a profit from discontinued operations, net of tax, of $3.4 million and $0.5 million for the third quarter of 2018 and 2017, respectively. Retail Pharmacy recorded a loss from discontinued operations, net of tax, of $0.2 million and a profit from discontinued operations, net of tax, of $2.5 million, for the first nine months of 2018 and 2017, respectively.

The total recorded profit from discontinued operations for Entrust and Retail Pharmacy, net of tax, was $3.4 million for the third quarter of 2018 and the total recorded loss from discontinued operations for Entrust and Retail Pharmacy, net of tax, was $1.4 million for the third quarter 2017. The total recorded loss from discontinued operations for Entrust and Retail Pharmacy, net of tax, was $11.7 million for the first nine months of 2018 and the total recorded profit from discontinued operations for Entrust and Retail Pharmacy, net of tax, was $1.4 million for the first nine months of 2017.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held-for-sale in the accompanying consolidated balance sheet for each of the periods presented:

	Entrust Discontinued Operations		Retail Pharmacy Discontinued Operations		Total Discontinued Operations
	November 3,	February 3,	November 3,	February 3,	November 3,	February 3,
	2018	2018	2018	2018	2018	2018
(in thousands)	(unaudited)		(unaudited)		(unaudited)
Current assets:
Receivables, less allowance for doubtful accounts	$—	$15,983	$—	$—	$—	$15,983
Inventories	—	3,756	13,849	15,344	13,849	19,100
Other non-trade receivables	—	152	—	—	—	152
Prepaid expenses and other current assets	—	12	—	—	—	12
Total current assets held-for-sale	$—	$19,903	$13,849	$15,344	$13,849	$35,247

Property and equipment, less accumulated depreciation and amortization	—	1,036	—	—	—	1,036
Goodwill	—	30,609	—	—	—	30,609
Intangible assets, net	—	9,533	16,471	20,541	16,471	30,074
Other noncurrent assets, net	—	539	—	—	—	539
Total noncurrent assets held-for-sale	$—	$41,717	$16,471	$20,541	$16,471	$62,258

Current liabilities:
Accounts payable	—	22,045	—	—	—	22,045
Accrued expenses and other	—	4,527	—	—	—	4,527
Total current liabilities held-for-sale	$—	$26,572	$—	$—	$—	$26,572

Deferred income taxes	—	—	—	—	—	—
Other noncurrent liabilities	—	48	—	—	—	48
Total noncurrent liabilities held-for-sale	$—	$48	$—	$—	$—	$48

The following tables summarize the results of discontinued operations for the thirteen and thirty nine weeks ended November 3, 2018, and October 28, 2017, respectively:

Discontinued Operations - Entrust

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	(unaudited)		(unaudited)
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Net Sales	$—	$68,168	$90,112	$205,626
Cost of goods sold	—	66,238	88,454	196,097
Gross profit	—	1,930	1,658	9,529
Depreciation and amortization	—	631	796	2,010
Selling, general and administrative expenses	—	2,763	12,398	8,424
Loss from discontinued operations	—	(1,464)	(11,536)	(905)
Income tax expense	—	394	—	244
Loss from discontinued operations, net of tax	$—	$(1,858)	$(11,536)	$(1,149)

Discontinued Operations - Retail Pharmacy

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	(unaudited)		(unaudited)
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Net Sales	$100,403	$101,088	$298,933	$303,136
Cost of goods sold	80,948	78,432	241,695	230,847
Gross profit	19,455	22,656	57,238	72,289
Depreciation and amortization	616	1,751	4,071	5,549
Selling, general and administrative expenses	15,401	20,971	53,376	61,962
Income (loss) from discontinued operations	3,438	(66)	(209)	4,778
Income tax (benefit) expense	—	(546)	—	2,253
Income (loss) from discontinued operations, net of tax	$3,438	$480	$(209)	$2,525

Total Discontinued Operations

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	(unaudited)		(unaudited)
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Net Sales	$100,403	$169,256	$389,045	$508,762
Cost of goods sold	80,948	144,670	330,149	426,944
Gross profit	19,455	24,586	58,896	81,818
Depreciation and amortization	616	2,382	4,867	7,559
Selling, general and administrative expenses	15,401	23,734	65,774	70,386
Income (loss) from discontinued operations	3,438	(1,530)	(11,745)	3,873
Income tax (benefit) expense	—	(152)	—	2,497
Income (loss) from discontinued operations, net of tax	$3,438	$(1,378)	$(11,745)	$1,376

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

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher level aggregation or percentage method. The third portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily. The methodology that we have applied in estimating shrink has resulted in variability that is not material to our financial statements.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $14.6 million and $18.0 million at November 3, 2018 and February 3, 2018, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $27.6 million at November 3, 2018 and $28.8 million at February 3, 2018.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at November 3, 2018 is $17.6 million, with the corresponding amount of $17.2 million at February 3, 2018.

During 2016, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $13.0 million (including $1.6 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $1.8 million (including $0.1 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to 2016 strategic initiatives. During the first nine months of 2018, the Company utilized $1.8 million of existing impairment charges related to the 2016 initiatives (including $0.1 million for the accelerated recognition of freight capitalization expense). No amounts remain related to the 2016 initiatives.

During the third quarter of 2017, the Company recorded impairment charges for inventory clearance of product that management identified as low-productive and does not fit our go-forward model. The Company recorded a below-cost inventory adjustment in accordance with FASB Accounting Standards Codification (“ASC”) 330, “Inventory,” of approximately $15.6 million (including $1.3 million, for the accelerated recognition of freight capitalization expense) in cost of goods sold to value inventory at the lower of cost or market on inventory identified as low-productive. At the beginning of 2018, there was $4.3 million (including $1.0 million, for the accelerated recognition of freight capitalization expense) of impairment charges remaining for inventory clearance of product related to the 2017 initiatives. During the first nine months of 2018, the Company utilized $3.7 million of existing impairment charges related to the 2017 initiatives (including $1.0 million, for the accelerated recognition of freight capitalization expense) leaving approximately $0.6 million remaining.

The following table illustrates the inventory impairment charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance November 3, 2018

Inventory markdown on low-productive inventory (2016 initiatives)	$1.7	—	(1.7)	$—
Inventory provision for freight capitalization expense (2016 initiatives)	0.1	—	(0.1)	—
Inventory markdown on low-productive inventory (2017 initiatives)	3.3	—	(2.7)	0.6
Inventory provision for freight capitalization expense (2017 initiatives)	1.0	—	(1.0)	0.0
Total	$6.1	$—	$(5.5)	$0.6

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

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. The following information includes separate disclosures for discontinued operations. These disclosures relate solely to our Entrust discontinued operation. There are no stock-based compensation disclosures related to the Retail Pharmacy discontinued operations. A summary of the Company’s stock-based compensation (a component of selling, general and administrative expenses) and related income tax benefit is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Continuing Operations
Stock option expense	$215	$307	$709	$1,152
Restricted stock expense	226	1,059	1,976	3,026
ESPP expense	—	244	—	428
Total stock-based compensation	$441	$1,610	$2,685	$4,606

Income tax benefit on stock-based compensation	$11	$414	$34	$1,192

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Discontinued Operations
Stock option expense	$13	$50	$48	$174
Restricted stock expense	9	15	34	63
Total stock-based compensation	$22	$65	$82	$237

Income tax benefit on stock-based compensation	$—	$—	$4	$14

The fair value of each option granted during the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
Continuing Operations	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock Options
Expected volatility	0.0%	46.1%	0.0%	41.7%
Risk-free interest rate	0.0%	1.9%	0.0%	2.1%
Expected option life (in years)	0	5.84	0	5.84
Expected dividend yield	0.00%	1.98%	0.00%	1.87%

Weighted average fair value at grant date	$—	$2.44	$—	$4.11

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
Discontinued Operations	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock Options
Expected volatility	0.0%	0.0%	0.0%	43.1%
Risk-free interest rate	0.0%	0.0%	0.0%	2.2%
Expected option life (in years)	0	0	0	5.84
Expected dividend yield	0.00%	0.00%	0.00%	1.85%

Weighted average fair value at grant date	$—	$—	$—	$4.89

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Employee Stock Purchase Plan
Expected volatility	0.0%	86.1%	0.0%	82.2%
Risk-free interest rate	0.0%	1.0%	0.0%	1.0%
Expected option life (in years)	0.00	0.75	0.00	0.50
Expected dividend yield	0.00%	1.24%	0.00%	0.81%

Weighted average fair value at grant date	$—	$7.95	$—	$6.86

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

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“ESPP”) (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. During the fourth quarter of 2017, management and the Board of Directors suspended purchases through the ESPP effective December 31, 2017. The ESPP suspension resulted in zero shares issued during the thirty-nine weeks ended November 3, 2018. There are 1,410,928 shares approved to be issued under the 2004 Plan and as of November 3, 2018, there were 595,681 shares available.

Stock Options

The following table summarizes stock option activity during the thirty-nine weeks ended November 3, 2018:

Continuing Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	1,171,825	$13.12	5.1	$—
Granted	—	—
Cancelled	(537,254)	12.29
Exercised	—	—
Outstanding at November 3, 2018	634,571	$13.83	4.4	$—

Exercisable at November 3, 2018	442,605	$14.60	4.2	—

Discontinued Operations	Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (000s)

Outstanding at February 3, 2018	167,375	$14.23	5.4	$—
Granted	—	—
Cancelled	(158,984)	14.17
Exercised	—	—
Outstanding at November 3, 2018	8,391	$15.44	4.5	$—

Exercisable at November 3, 2018	3,356	$15.44	4.5	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended November 3, 2018 and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. As of November 3, 2018, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for continuing operations was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. As of November 3, 2018, there was no unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested stock options for discontinued operations. The total fair value of options vested during the thirty-nine weeks ended November 3, 2018 for continuing operations was $146.3 thousand. The total fair value of options vested during the thirty-nine weeks ended November 3, 2018 for discontinued operations was $10.3 thousand.

Restricted Stock

The following table summarizes restricted stock activity during the thirty-nine weeks ended November 3, 2018:

Continuing Operations	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	653,895	$10.14
Granted	649,233	2.23
Forfeited / Cancelled	(109,512)	10.68
Vested	(413,630)	7.73
Non-vested Restricted Stock at November 3, 2018	779,986	$4.77

Discontinued Operations	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested Restricted Stock at February 3, 2018	11,194	$15.35
Granted	—	—
Forfeited / Cancelled	(8,862)	14.95
Vested	(2,332)	15.44
Non-vested Restricted Stock at November 3, 2018	—	$—

For continuing operations, the aggregate pre-tax intrinsic value of restricted stock outstanding as of November 3, 2018 is $2.3 million with a weighted average remaining contractual life of 8.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding stock is approximately $2.2 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. The total fair value of restricted stock awards that vested during the thirty-nine weeks ended November 3, 2018 was $3.2 million.

For discontinued operations, there was no aggregate pre-tax intrinsic value of restricted stock outstanding as of November 3, 2018, no weighted average remaining contractual life, and no unrecognized compensation expense related to the outstanding stock The total fair value of restricted stock awards related to discontinued operations that vested during the thirty-nine weeks ended November 3, 2018 was $0.04 million.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of November 3, 2018 and February 3, 2018. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	November 3, 2018		February 3, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$167,539	$167,539	$153,431	$153,431
Mortgage loans on land & buildings	1,531	1,615	1,579	1,684
Notes Payable	13,000	12,185	13,000	12,421

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

(in thousands)
Property and equipment, at cost:	November 3, 2018	February 3, 2018
Buildings and building improvements	$116,808	$119,039
Leasehold improvements	89,071	86,402
Automobiles and vehicles	3,772	4,525
Furniture, fixtures and equipment	288,346	286,962
	497,997	496,928
Less: Accumulated depreciation and amortization	(403,790)	(390,633)
	94,207	106,295
Construction in progress	2,447	590
Land	8,470	8,581
Total Property and equipment, at depreciated cost	$105,124	$115,466

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

In 2015, the Company recorded impairment charges for fixed assets and leasehold improvements related to 2014 and 2015 planned store closures. In 2016, the Company utilized all of the impairment charges related to the 2015 store closures and $0.2 million related to the 2014 store closures, leaving $0.5 million of impairment charges. None of the remaining $0.5 million impairment charges were utilized as of November 3, 2018.

During fiscal 2016, the Company recorded impairment charges of $3.6 million for fixed asset impairments related to the corporate headquarters. None of the impairment charges relating to the corporate headquarters were utilized as of November 3, 2018.

In the third quarter of 2017, in association with the planned closure of additional underperforming stores and pharmacies, the Company recorded charges in the amount of $0.8 million in selling, general and administrative expense for the impairment of fixed assets associated with the closing stores and pharmacies and $1.4 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies. None of these charges were utilized as of November 3, 2018.

In the fourth quarter of 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the impairment of fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of November 3, 2018.

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

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018. In the first three quarters of 2018, the Company utilized $1.7 million, leaving $4.6 million reserve balance as of November 3, 2018.

The following table illustrates the exit and inventory related to store closures, inventory strategic initiatives along with the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance November 3, 2018

Impairment charge for the disposal of fixed assets for 2014 planned closures	$0.5	$—	$—	$0.5
Impairment charge for the disposal of fixed assets for corporate office	3.6	—	—	3.6
Impairment charge for the disposal of fixed assets for 2017 planned closures	0.8	—	—	0.8
Impairment charge for the disposal of intangible assets for 2017 planned closures	1.4	—	—	1.4
Impairment charge for the write down of fixed assets for underperforming stores	1.1	—	—	1.1
Subtotal	$7.4	$—	$—	$7.4
Lease contract termination liability, 2017 closures	6.3		(1.7)	4.6
Total	$13.7	$—	$(1.7)	$12.0

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

The following table illustrates the activity in accumulated other comprehensive income:

	Thirteen Weeks Ended		Year Ended
(in thousands)	November 3, 2018	October 28, 2017	February 03, 2018

Accumulated other comprehensive income	$559	$466	$466
Amortization of post-retirement benefit	—	—	93
Ending balance	$559	$466	$559

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

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. The Company received several supplemental requests for information from the OCR during the third and fourth fiscal quarters of 2018, to which the Company has timely responded. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division. The complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace,

Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as Class Actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company filed a Motion to Dismiss the Taylor complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor complaint, which appeal is pending before the 11th Circuit Court of Appeals. The Company filed, and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. When the court granted the Company’s motion to dismiss in the Taylor case, the court simultaneously denied the Motion to Consolidate, in light of the dismissal in Taylor. In the Wallace and Williams actions, the District Court entered an order staying both cases until the U.S Court of Appeals for the 11th Circuit decides on the appeal. Oral argument for the appeal has been set with the Court of Appeals for the 11th Circuit at the end of January 2019. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleges that the Company committed various Federal and state wage and hours violations. The complaint is filed as Class Action and seeks back wages, attorneys’ fees, and all other damages allowable by law. The Company denies these allegations and believes it acted appropriately in its wage and hour calculations and payments. The Company and the named plaintiffs have reached an agreement in principle to settle the case for $250,000, including plaintiffs’ attorneys’ fees, and the Court has accepted the parties’ notice of settlement and cancelled all pending deadlines. The parties are currently negotiating the formal settlement agreement and preparing the related court filings.

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

NOTE 11: INDEBTEDNESS

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (the “Agreement”) with Regions Bank and Bank of America to replace the Company’s previous revolving credit facility.  The proceeds were used to refinance amounts outstanding under the prior credit and to support acquisitions and the Company’s working capital needs. The Agreement initially provided for a $150.0 million secured revolving line of credit, including a sublimit for letters of credit and swingline loans. The Agreement, which expires on April 9, 2020, was amended effective January 30, 2017 to increase the loan commitment from $150.0 million to $225.0 million.  On July 31, 2017, the Company amended the Agreement and related security agreement to: (i) increase the revolving loan commitment from $225 million to $270 million, (ii) increase the pharmacy scripts advance rate, (iii) revise the excess availability requirements for certain acquisitions, and (iv) add Bank of America as a co-collateral agent.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%.  The spread depends on the level of excess availability.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term. There were $167.5 million of borrowings outstanding and $33.3 million, net of borrowings and letters of credit, remaining available under the Agreement at November 3, 2018.

On October 15, 2018, the Company entered into the Third Amendment to the Amended and Restated Addendum to Credit Agreement (the “Third Amendment”). The Third Amendment amends the Company’s existing Amended and Restated Addendum to Credit Agreement, dated as of January 27, 2017, as amended as of July 31, 2017 and August 23, 2018. The Third Amendment does not otherwise amend the Credit Agreement dated as of April 9, 2015, as amended as of October 23, 2015, December 28, 2016, January 27, 2017, July 31, 2017, August 22, 2017, April 5, 2018 and August 23, 2018 (the “Credit Agreement”), or the Security Agreement, dated as of April 9, 2015, as amended as of July 31, 2017 and August 23, 2018 (the “Security Agreement”).  Among other things, the Third Amendment increases the frequency of certain financial reporting obligations of the Company and its subsidiaries to the lenders that apply only during the period from October 15, 2018 until the earlier of November 30, 2018 and the date on which the Company fails to comply with such reporting obligations, reduces the excess availability requirements during such period, and increases the percentage of the projected value of customer prescription files under the borrowing base, potentially allowing for increased borrowing capability during such period.

On August 23, 2018, the Company entered into the Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement (the “Amendment”). Among other changes, the Amendment decreases, at the Company’s request, the revolving loan commitment from $270.0 million to $210.0 million, permits certain sale-leaseback transactions, allows transfers of properties to non-Loan Party (as defined in the Credit Agreement) subsidiaries for financing and allows for the assumption of debt and financing for such transactions, permits the sale of real estate, other than distribution centers for fair market value and adds repurchases and redemption to the definition of restricted payments, which are limited under the restricted payments covenant.

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

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred’s stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.5 million outstanding at November 3, 2018. The weighted average interest rate on mortgages outstanding at November 3, 2018 was 7.40%.  The debt is collateralized by the land and buildings.

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

NOTE 13: SUBSEQUENT EVENT

As described in Note 2, the Company entered into the Amended WBA Asset Purchase Agreement with Walgreen Co., an Illinois corporation, to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s 346 retail pharmacy stores (such assets collectively referred to as “Retail Pharmacy”). The Company intends to transfer ownership of the Retail Pharmacy assets to Buyer in a series of ongoing closings, with the goal of completing the asset transfers in the first month of calendar year 2019. As of December 12, 2018, the Company had transferred to Walgreen Co. assets from 138 stores and had received cash proceeds of approximately $152.5 million for such assets, subject to $11.2 million in adjustments for the final inventory valuation as described in the Amended WBA Asset Purchase Agreement. The remaining transfers of such assets remain subject to certain customary closing conditions as specified in the Amended WBA Asset Purchase Agreement.

Item 2:

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Other than statements based on historical facts, many of the matters discussed in this Quarterly Report on Form 10-Q relate to events which we expect or anticipate may occur in the future. Such statements are defined as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). The Reform Act created a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fred’s Inc. (“Fred’s”, “We”, “Our”, “Us” or the “Company”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

The words “outlook”, “guidance”, “may”, “should”, “could”, “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions generally identify forward-looking statements. All forward-looking statements are inherently uncertain, and concern matters that involve risks and other factors that may cause the actual performance of the Company to differ materially from the performance expressed or implied by these statements. Therefore, forward-looking statements should be evaluated in the context of these uncertainties and risks, including but not limited to: (i) the competitive nature of the industries in which we operate; (ii) the implementation of our strategic plan, and its impact on our sales, costs and operations; (iii) utilizing our existing and new stores and the extent of our pharmacy department presence in new and existing stores; (iv) our reliance on a single supplier of pharmaceutical products; (v) our pharmaceutical drug pricing; (vi) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (vii) our private brands; (viii) the seasonality of our business and the impact of adverse weather conditions; (ix) operational difficulties; (x) merchandise supply and pricing; (xi) consumer demand and product mix; (xii) delayed openings and operating new stores and distribution facilities; (xiii) our employees; (xiv) risks relating to payment processing; (xv) our computer system, and the processes supported by our information technology infrastructure; (xvi) our ability to protect the person information of our customers and employees; (xvii) cyber-attacks; (xviii) changes in governmental regulations; (xix) the outcome of legal proceedings, including claims of product liability; (xx) insurance costs; (xxi) tax assessments and unclaimed property audits; (xxii) current economic conditions; (xxiii) changes in third-party reimbursements; (xxiv) the terms of our existing and future indebtedness; (xxv) any acquisitions and the ability to effectively integrate any businesses that we acquire; (xxvi) our ability to pay dividends; and (xxvii) statements regarding the Amended WBA Asset Purchase Agreement, the transactions contemplated thereby, the possible timing and effects thereof, and the ability of the parties to complete the transactions consider the various closing conditions to which such transactions are subject.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

GENERAL

Executive Overview

As of November 3, 2018, Fred’s and its subsidiaries operate 589 general merchandise and pharmacy stores, including 11 franchised locations. Fred’s unique format offers customers a full range of value-priced everyday items, along with terrific deals on closeout merchandise throughout the store. Fred’s offerings include nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections.

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

On September 7, 2018, Fred’s Stores of Tennessee, Inc., a Delaware corporation (“Seller”) and wholly owned subsidiary of Fred’s, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “WBA Asset Purchase Agreement”) with Walgreen Co., an Illinois corporation, (“Buyer”). On October 23, 2018, Seller and Buyer entered into an amendment to the WBA Asset Purchase Agreement (the “Amendment”). Under the WBA Asset Purchase Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), Buyer agreed to purchase from Seller certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s retail pharmacy stores (collectively, the “Assets”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Assets up to an approximately $35 million cap, in each case subject to certain adjustments (the “Transaction”). The Transaction is scheduled to close in a series of ongoing closings, with the initial closing occurring on November 13, 2018 and the final closing expected to occur in the first quarter of calendar year 2019, all as set forth in the Amended WBA Asset Purchase Agreement. As of December 12, 2018, the Seller had transferred to Buyer Assets from 138 stores and had received cash proceeds of approximately $152.5 million for such Assets, subject to $11.2 million in adjustments for the final inventory valuation as described in the Amended WBA Asset Purchase Agreement.

Progress on Turnaround and Strategic Initiatives

Fred’s continued executing its turnaround strategy during the third quarter and the team remains focused on creating value through execution of the following strategic initiatives:

●	Monetizing non-core assets;

●	Reducing selling, general and administrative expenses;

●	Bringing new talent into the organization;

●	Driving traffic;

●	Improving assortment and optimizing inventory levels;

●	Generating free cash flow; and

●	Reducing debt levels.

Front Store

We continue to make improvements to the front store that we believe will result in better operating performance going forward.  These include:

●	Continued reductions in our workforce and other operating expenses, which should result in lower selling, general and administrative expenses on a go forward basis;

●	New talent being hired in all areas, particularly within our merchandising group;

●	Growth in new categories such as closeouts, beer and wine, lottery and expansion of private brand offerings throughout many departments;

●	Implementation of our “Fred’s Rewards Club” loyalty program, which now has close to one million members; and

●	Continued reductions in unproductive inventory and optimization of merchandise selection throughout the front store.

Retail Pharmacy

Within the retail pharmacy, we are focused on execution of the following key initiatives:

●	Continued reduction in operating expenses for the retail pharmacy business;

●	Continuing aggressive inventory management by reducing inventory levels and analyzing the profitability of every script filled while delivering excellent care to patients;

●	Expanding our 340B program to help customers and healthcare partners gain access to more affordable drugs;

●	Deepening relationships with payors to gain access to new networks, resulting in the potential to drive increased traffic and more prescriptions; and

●	Continuing to evaluate the potential to monetize pharmacy related assets.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 3, 2018 and October 28, 2017

Sales

Net sales for the third quarter of 2018 decreased to $306.4 million from $324.3 million in 2017, a year-over-year decrease of $17.9 million or 5.5%. On a comparable store basis, sales decreased 5.3% compared to a 1.0% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the third quarter of 2018 decreased 9.5% to $199.4 million from $218.3 million in 2017. This was driven by a decrease in Household Goods and Softline products.

Pharmacy department sales were 33.7% of total sales in the third quarter of 2018 compared to 31.6% of total sales in the comparable period of the prior year. The total sales for the third quarter of 2018 in this department increased 4.5% from the third quarter of 2017. This increase was primarily driven by a change in sales mix between pharmacy and front store sales.

The Company had 11 franchised locations at November 3, 2018 and 13 franchised locations as of October 28, 2017. Sales to our franchised locations during the quarter were $3.7 million (1.2% of sales) compared to $3.7 million (1.1% of sales) in the comparable period of 2017. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended November 3, 2018 and October 28, 2017.

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Pharmacy	33.7%	31.6%
Consumables	38.9%	39.6%
Household Goods and Softlines	26.2%	27.7%
Franchise	1.2%	1.1%
Total Sales Mix	100.0%	100.0%

For the third quarter of 2018, comparable store customer traffic decreased 6.9% from the prior period, while the average customer ticket was $19.12 for the quarter.

Gross Profit

Gross profit for the third quarter increased to $77.0 million in 2018 from $70.0 million in 2017, an increase of $7.0 million or 9.9%. The gross profit increase was driven primarily by a one time event in 2017 that included a markdown for inventory reserve that did not occur in 2018. Gross margin for the quarter, measured as a percentage of net sales, increased to 25.1% in 2018 from 21.6% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter, including depreciation and amortization, decreased to $105.6 million in 2018 (34.5% of sales) from $118.3 million in 2017 (36.5% of sales). This decrease was primarily attributable to cost containment measures and workforce reduction.

Operating Loss

Operating loss for the third quarter of 2018 was $28.7 million, or 9.4% of sales, compared to an operating loss of $48.2 million in 2017, or 14.9% of sales. This decrease reflects the impact of cost containment measures and higher gross profit in the quarter.

Interest Expense, Net

Net interest expense for the third quarter of 2018 totaled $2.1 million, or 0.7% of sales, compared to $1.6 million, or 0.5% of sales, in the same period of the prior year.

Income Taxes

The effective income tax rate for the third quarter of 2018 was 0.2% compared to 0.8% in the third quarter of 2017.

Net Loss

Net loss from continuing operations for the third quarter of 2018 was $30.8 million ($0.83 per share) compared to a net loss of $50.4 million ($1.35 per share) for the third quarter of 2017, an improvement of $19.6 million. The decrease in net loss was primarily attributable to cost containment measures and workforce reduction and one time events in 2017.

Thirty-Nine weeks Ended November 3, 2018 and October 28, 2017

Sales

Net sales for the first nine months of 2018 decreased to $964.7 million from $1,025.0 million during the same period in 2017, a year-over-year decrease of $60.3 million or 5.9%. On a comparable store basis, sales decreased 4.9% compared to a 2.3% decrease in the same period last year.

General merchandise (non-pharmacy) sales for the first nine months of 2018 decreased 8.3% to $651.4 million from $705.4 million in 2017. This was driven by sales decreases in general merchandise departments such as home furnishings, domestics, electronics and health and beauty products, partially offset by sales increases in beverages and tobacco.

The Company’s pharmacy department sales for the first nine months were 31.5% of total sales in 2018 compared to 30.1% of total sales in the prior year. The total sales in this department increased 1.4% in the first nine months of 2018 over 2017.

The Company had 11 franchised locations at November 3, 2018 and 13 franchised locations at October 28, 2017. Sales to our franchised locations for the first nine months of 2018 were $9.4 million (1.0% of sales) compared to $11.0 million (1.1% of sales) in the prior year. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirty-nine weeks ended November 3, 2018 and October 28, 2017.

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Pharmacy	31.5%	30.1%
Consumables	39.5%	38.3%
Household Goods and Softlines	28.0%	30.5%
Franchise	1.0%	1.1%
Total Sales Mix	100.0%	100.0%

For the first nine months of 2018, comparable store customer traffic decreased 4.4% over the prior period, while the average customer ticket was $16.90 for the thirty-nine week period.

Gross Profit

Gross profit for the first nine months decreased to $251.3 million in 2018 from $271.7 million in 2017, a decrease of $20.5 million or 7.5%. Factors contributing to the decline in adjusted gross profit percentage were primarily related to continued pressures we are seeing in our retail pharmacy business, specifically related to prescription rebates in 2017 that did not recur in 2018, reimbursement pressure from payors and an increase in DIR fees to PBMs. In the front store, we are continuing to see a margin impact from a shift in sales mix from general merchandise to food and consumables. Gross margin for the first nine months, measured as a percentage of net sales, decreased to 26.0% for the first nine months of 2018 from 26.5% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months, including depreciation and amortization, decreased to $315.8 million in 2018 (32.7% of sales) from $387.6 million in 2017 (37.8% of sales). The decrease in expenses is primarily driven by headcount reductions and cost containment. The impact of professional fees incurred in 2017 related to the attempted Rite Aid acquisition and in closing 39 underperforming stores were not repeated in 2018.

Operating Loss

Operating loss for the first nine months was $64.5 million in 2018 (6.7% of sales) compared to an operating loss of $115.9 million in 2017 (11.3% of sales). The decrease in operating loss in the period was primarily driven by cost containment and work force reduction and a one time inventory markdown reserve charge.

Interest Expense, Net

Net interest expense for the first nine months of 2018 totaled $5.8 million, or 0.6% of sales, compared to $4.4 million, or 0.4% of sales, in the same period of the prior year.

Income Taxes

The effective income tax rate for the first nine months of 2018 was 0.5% compared to 1.2% in the same period of 2017.

Net Loss

Net loss from continuing operations for the first nine months was $69.9 million ($1.91 loss per share) in 2018 compared to a net loss of $119.2 million ($3.18 loss per share) in 2017. The improvement in net loss was mainly driven by the operating loss, as detailed above. The net loss from discontinued operations was $11.7 million for the first nine months of 2018 compared to net income from discontinued operations of $1.4 million in the first nine months of 2017, the impact of which offset the improvement in net loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonality of our business, inventories are generally lower at our fiscal year-end than at each quarter-end of the following year.

Net cash used in operating activities totaled $37.4 million during the thirty-nine week period ended November 3, 2018 and $33.9 million in the same period of the prior year.

Net cash used in investing activities totaled $5.3 million during the thirty-nine week period ended November 3, 2018 and $13.0 million in the same period of the prior year. Purchases of capital assets in the first three quarters of 2018 was $7.5 million compared to $12.4 million in 2017.

Net cash provided by financing activities totaled $42.4 million during the thirty-nine week period ended November 3, 2018 as compared to $46.2 million in the same period of the prior year. The cash flows provided by financing activities includes net borrowings of $14.1 million and $40.2 million on our revolving line of credit in 2018 and 2017, respectively. As of December 12, 2018, the balance under our revolving line of credit stood at $51.9 million, as compared to $153.4 million as of the beginning of this fiscal year.

As further discussed under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” the Company has a share repurchase program allowing for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased.

The Company believes that sufficient capital resources are available in both the short-term and long-term through currently available cash, amounts available under the revolving line of credit and cash generated from future operations to sustain the Company’s operations and to fund our strategic plans.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no holdings of derivative financial or commodity instruments as of November 3, 2018. The Company is exposed to financial market risks, including changes in interest rates, primarily related to the effect of interest rate changes on borrowings outstanding under our revolving line of credit. Borrowings under the Agreement bear interest at rates ranging from 1.75% to 2.25% plus LIBOR or 0.75% to 1.25% plus the Base Rate depending on excess availability. Our potential additional interest expense over one year that would result from a hypothetical and unfavorable change of 100 basis points in short term interest rates would be in the range of $0.03 to $0.05 of pretax earnings per share assuming borrowing levels of $125.0 million to $175.0 million throughout 2018. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes during the quarter ended November 3, 2018 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10 - Legal Contingencies - of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program will allow for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”). Under the amended program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions. The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date of this filing, there were 2.6 million shares available for repurchase. No shares were repurchased in the thirty-nine weeks ended November 3, 2018.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated September 7, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	September 10, 2018
2.2	Amendment to Asset Purchase Agreement, dated October 23, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	November 14, 2018
10.1	Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement, dated as of August 23, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 29, 2018
10.2	Third Amendment to Amended and Restated Addendum to Credit Agreement, dated as of October 15, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	October 19, 2018
10.3	Amendment to Cooperation Agreement, dated as of August 11, 2017, by and among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC and Heath B. Freeman.	8-K	001-14565	10.1	October 10, 2018
31.1†	Certification of Interim Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—
31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—
32††	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—

†   Filed herewith.

††  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: December 13, 2018	/s/ Joseph M. Anto
Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer