Form 10-Q/A
period 2018-11-03
FREDS INC
filed 2018-12-14
CIK 724571

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Fred’s, Inc. (the “Company”) for the quarter ended November 3, 2018, originally filed on December 13, 2018 (the “Original Filing”), is being filed solely to include the XBRL documents as Exhibit 101, which were omitted from the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

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

FRED’S, INC.

Date: December 14, 2018	/s/ Joseph M. Anto
Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer