Form 10-K
period 2019-02-02
FREDS INC
filed 2019-05-03
CIK 724571

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-14565

FRED’S, INC.

(Exact Name of Registrant as Specified in its Charter)

6

TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4300 NEW GETWELL ROAD

MEMPHIS, TENNESSEE 38118

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (901) 365-8880

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, no par value	FRED	The NASDAQ Global Select Market
Share Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale price on such date by the NASDAQ Global Select Market, Inc. on August 3, 2018 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56,477,163. Shares of voting stock held by executive officers, directors and certain significant shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possess the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant.

As of May 1, 2019, there were 35,128,881 shares outstanding of the Registrant’s Class A no par value voting common stock.

As of May 1, 2019, there were no shares outstanding of the Registrant’s Class B no par value non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 annual stockholders meeting, to be filed within 120 days of the Registrant’s fiscal year end, are incorporated into Part III of this Annual Report on Form 10-K (the “Form 10-K”) by reference. With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not to be deemed filed as part of this Form 10-K.

FRED’S, INC.

FORM 10-K

Cautionary Statement Regarding Forward-looking Information

Comments in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. A reader can identify forward-looking statements because they are not limited to historical facts or they use such words as “outlook,” “guidance,” “may,” “should,” “could,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “committed,” “continue,” or “will likely result” and similar expressions that concern the Company’s strategy, plans, intentions or beliefs about future occurrences or results. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, demand for products, share repurchases, strategic initiatives, including those relating to store closures and acquisitions and dispositions by the Company and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to risks and uncertainties associated with: (i) the competitive nature of the industries in which we operate; (ii) our turnaround plan and the implementation of our strategic initiatives, and their impact on our sales, costs and operations; (iii) our store closures and the related sales of inventory and real estate issues; (iv) our divestitures; (v) utilizing our existing and new stores and the extent of our pharmacy department presence in new and existing stores; (vi) conditions affecting the retail sector as a whole; (vii) our reliance on a single supplier of pharmaceutical products; (viii) our pharmaceutical drug pricing; (ix) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (x) consolidation in the healthcare industry; (xi)  our private brands; (xii) the seasonality of our business and the impact of adverse weather conditions; (xiii) operational, supply chain and distribution difficulties; (xiv) merchandise supply and pricing; (xv) consumer demand and product mix; (xvi) delayed openings and operating new stores and distribution facilities; (xvii) our employees; (xviii) risks relating to payment processing; (xix) our computer systems, and the processes supported by our information technology infrastructure; (xx) our ability to protect the personal information of our customers and employees; (xxi) cyber-attacks; (xxii) changes in governmental regulations; (xxiii) the outcome of legal proceedings, including claims of product liability; (xxiv) insurance costs; (xxv) tax assessments and unclaimed property audits; (xxvi) current economic conditions;  (xxvii) our indebtedness and our ability to satisfy our debt obligations and obtain forbearance or waivers for any defaults; (xxviii) the terms of our existing and future indebtedness, including the covenants set forth in the documents governing such indebtedness; (xxix) any acquisitions we may pursue and the ability to effectively integrate businesses that we acquire; (xxx) our ability to remediate the material weaknesses in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; (xxxi) our largest stockholder holding a significant percentage of our outstanding equity; (xxxii) our ability to pay dividends and/or repurchase shares of our Class A voting common stock; (xxxiii) our ability to attract and retain talented executives; (xxxiv) any strategic alternatives that we decide to pursue, if any; (xxxv) our ability to continue as a going concern; and (xxxvi) the factors listed under Item 1A: “Risk Factors” below and in any subsequent quarterly filings on Form 10-Q filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

PART I

ITEM 1: Business

General

Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or the “Company”) was founded in 1947 and, as of February 2, 2019, operated 568 discount general merchandise stores in fifteen states in the Southeastern United States. Included in the count of discount general merchandise stores are 11 franchised locations. Fred's stores generally serve low, middle- and fixed-income families located in small- to medium-sized towns. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to large discount retailers, making our offerings a significant value-add.  Our mission is to improve the lives of customers by selling products that deliver value and convenience to the communities we serve. As of February 2, 2019, 169 of Fred’s stores included full-service pharmacies. The Company is headquartered in Memphis, Tennessee.

During the second quarter of fiscal year 2018, the Company completed the sale of its specialty pharmacy business for a cash purchase price of $40.0 million (plus an additional $5.5 million for inventory). During the fourth quarter of fiscal 2018, Fred’s completed its sale of certain prescription files and the related data and records, retail pharmaceutical inventory and certain other assets from 179 of the Company’s retail pharmacy stores for a cash purchase price of approximately $176.7 million. The results of operations for both businesses have been presented as discontinued operations in accordance with Accounting Standards Codification (“ASC” Topic 205-20) ASC 205-20- Results of Operations – Discontinued operations for all periods presented. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

In addition, during the fourth quarter of 2018, Fred’s Board of Directors (the “Board”) approved a plan to actively market its headquarters building located in Memphis, TN.  The building has been reflected as Assets Held for Sale on the consolidated balance sheets in accordance with ASC 360 – Assets held for sale.

Excluding the “Assets Held for Sale and Discontinued Operations” subsections amounts and percentages, all periods discussed below reflect the results of operations and financial conditions from Fred’s continuing operations.

Fred's stores stock over 14,000 items which address the everyday needs of its customers, including nationally recognized brand name products, proprietary “Fred's” label products and lower priced off-brand products. Fred's management believes its customers shop Fred's stores as a result of their convenient locations, products at everyday low prices, pharmacy department and healthcare services, regularly advertised departmental promotions and seasonal specials. As of February 2, 2019, Fred's Company-owned, full-service stores had an average selling space of 14,684 square feet.

The Company utilizes a 52 - 53-week accounting period which ends on the Saturday closest to January 31.  Fiscal years 2018, 2017 and 2016, as used herein, refer to the years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  Fiscal year 2018 had 52 weeks, fiscal year 2017 had 53 weeks and fiscal year 2016 had 52 weeks.

Business Strategy

The Company’s strategy is to offer its customers in small to mid-size markets an assortment of value-priced general merchandise offered in a convenient setting, along with access to safe and affordable health care solutions in locations that contain pharmacies. Of the Company’s 568 stores as of February 2, 2019, 169 offered pharmacy services.

Fred’s operations are typically managed at the individual store level, with primary operations at each of these locations consisting of general merchandise, or “Front Store” operations and pharmacy operations.

Front Store – The Company’s front store merchandise strategy emphasizes convenience and value.  The Company provides value and low prices to its customers (i.e., a good “price-to-value relationship”) through a coordinated discount strategy that focuses on strong values daily, while controlling the Company’s reliance on promotional activities. As part of this strategy, Fred's maintains low opening price points and competitive prices on key products across all departments and regularly offers seasonal specials and departmental promotions supported by direct mail, newspaper, social media and email advertising. Fred's stores are typically located in convenient shopping and/or residential areas. Approximately 58% of our company-owned stores are freestanding as opposed to being located in strip shopping center sites. Freestanding sites allow for easier access and shorter distances to the store entrance. Fred's full-service stores have a customer-centric assortment and easy checkouts. Fred's combines everyday basic merchandise with certain specialty items to offer its customers a wide selection of over 14,000 general merchandise items. The selection of merchandise is supplemented by seasonal specials, private label products and closeout merchandise throughout the stores.

Pharmacy - Approximately 73% of our stores are located in markets with populations of 15,000 or less, where Fred’s provides often the only, or one of only two, pharmacies in the town or county. Fred’s seeks to drive prescriptions, or “scripts,” into our stores, improve service to patients and train teams to ensure a consistent and reliable experience at every store for every patient. In 2017, the Company revised its reimbursement strategies, expanded its 340B program (a program under which pharmaceutical manufacturers provide discounted drug prices to statutorily-defined covered entities) and launched store and community-specific marketing campaigns. Additionally, the Company initiated a pharmacist outreach program to win back patients, as well as a health services platform. Through Fred’s many relationships with hospitals and payors, we leverage our pharmacists, who are already the most accessible go-to healthcare professionals for a wide variety of preventive care, screening and disease management services.

Progress on Turnaround and Strategic Initiatives

Fred’s continued executing its turnaround strategy during the 2018 fiscal year, and the team remains focused on creating value through execution of the following strategic initiatives:

•	Monetizing non-core assets;
•	Reducing selling, general and administrative expenses;
•	Driving traffic;
•	Improving assortment and optimizing inventory levels;
•	Generating free cash flow;
•	Closing underperforming stores; and
•	Reducing debt levels.

Front Store

During fiscal year 2018, we continued to make improvements to the front store that we believe will result in better operating performance going forward, including:

•	Continued reductions in our workforce and other operating expenses, which should result in lower selling, general and administrative expenses on a go forward basis;
•	New talent being hired in all areas;
•	Growth in new categories such as closeouts, beer and wine, lottery and expansion of private brand offerings throughout many departments;
•	Implementation of our “Fred’s Rewards Club” loyalty program, which now has over one million members; and
•	Continued reductions in unproductive inventory and optimization of merchandise selection throughout the front store.

Retail Pharmacy

During fiscal year 2018, we closed two significant transactions involving our pharmacy portfolio. During the second quarter of fiscal year 2018, we completed the sale of our specialty pharmacy business to a subsidiary of CVS for a cash purchase price of $40.0 million, plus an additional $5.5 million for inventory.  During the fourth quarter of fiscal 2018, we completed our sale of certain prescription files and the related data and records, retail pharmaceutical inventory and certain other assets from 179 of the Company’s retail pharmacy stores to Walgreen Co. for a cash purchase price of approximately $176.7 million.  We are also continuing to pursue the sale of our remaining pharmacy assets as part of our previously announced plan to unlock shareholder value by monetizing non-core assets.

Within our remaining retail pharmacy portfolio, we continue to focus on execution of the following key initiatives:

•	Continued reduction in operating expenses for the retail pharmacy business;
•	Continuing aggressive inventory management by reducing inventory levels and analyzing the profitability of every script filled while delivering excellent care to patients;
•	Expanding our 340B program to help customers and healthcare partners gain access to more affordable drugs; and
•	Deepening relationships with payors to gain access to new networks, resulting in the potential to drive increased traffic and more prescriptions.

Recent Developments

Store Closures

On April 11, 2019, the Company announced that the Board had approved a plan to close 159 underperforming stores (the “Closures”). The decision to close these stores was the result of a comprehensive evaluation of the Company’s store portfolio, which examined historical and recent store performance and the timing of lease expirations, among other factors.  The Company intends to close these stores by the end of May 2019.  The timing of the Closures is subject to change until finalized, and the actual timing may vary materially based on various factors. The Company is further evaluating certain additional store closures, although no applicable approvals to do so have been obtained at this time.

The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with the Closures, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.  Nor is the Company currently able in good faith to make a determination of an estimate of the amount or range of amounts of impairment charge to be incurred in connection with the Closures, or an estimate of the amount or range of amounts of the impairment charge that will result in future cash expenditures.  The Company will file an amendment to the Current Report on Form 8-K filed on April 11, 2019 relating to, among other things, the Closures, after it determines such estimates or ranges of estimates.

Strategic Alternatives

On April 11, 2019, the Company also announced that it had retained PJ Solomon to assist the Board in undertaking a comprehensive review of the full range of strategic alternatives available to the Company, which may include an evaluation of the Company’s current operating plan, as well as potential alternatives to maximize value, including, among other things, a sale, merger, a consolidation or business combination, further store closures, asset divestitures, financing transactions or restructurings.

The Company has not set a timetable for completion of the evaluation process. As previously disclosed, no decision has been made to pursue any specific strategic transaction or any other strategic alternative, and there can be no assurance that the Board’s exploration of strategic alternatives will result in the completion of any transaction or other alternative. The Company does not intend to discuss or disclose developments with respect to this process unless and until the Board has approved a specific transaction, or otherwise deems further disclosure is appropriate or if disclosure is required by applicable law.

Recent Developments Relating to the Revolving Credit Agreement

On April 15, 2019, Bank of America, N.A. imposed an additional reserve of $20.0 million under our Revolving Credit Agreement in connection with the Closures and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an “Account Control Event” under our Revolving Credit Agreement in connection with the Closures and exercised control over our collection accounts.

As described elsewhere in this Annual Report on Form 10-K, the audit report prepared by our auditors with respect to the financial statements in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 will result in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant will constitute an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”). In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default have occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).

An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement (the “Default Rate”). As of the date of this Annual Report on Form 10-K, the lenders under the Revolving Credit Agreement have not taken any action to accelerate our indebtedness, impose the Default Rate or exercise other remedies with respect to the Revolver EODs, but there can be no assurance that such lenders will not do so in the future.  Fred’s is currently seeking an agreement with its lenders pursuant to which such lenders would forbear for a period of time from seeking remedies on account of, or waive, the Revolver EODs, but there is no assurance that Fred’s will receive such forbearance or waivers.  If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Each of the foregoing recent developments involve various risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” included elsewhere in this Form 10-K.

Going Concern

As discussed elsewhere in this Form 10-K, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.”  For additional information, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Item 1A: “Risk Factors” included elsewhere in this Form 10-K, as well as Note 1 to the Consolidated Financial Statements included in Part II of this Form 10-K.

Assets Held for Sale and Discontinued Operations

During the fourth quarter of the fiscal year 2017, the Board approved a plan to actively market its specialty pharmacy business. The specialty pharmacy business met the criteria for “Assets held for Sale” in accordance with ASC Topic 360 (ASC 360), Property, Plant and Equipment as of February 3, 2018.  The specialty pharmacy assets and liabilities were reflected as “Assets Held for Sale” for the period ended February 3, 2018, within the consolidated balance sheets in accordance with ASC 360. The results of operations for the specialty pharmacy business are presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations for all periods presented. The specialty pharmacy business operations have been segregated from continuing operations.  All disclosures throughout Part I of this Form 10-K exclude the specialty pharmacy business.

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (the “Specialty Asset Purchase Agreement”) with Advance Care Scripts, Inc. (the “Specialty Buyer”), pursuant to which the Specialty Buyer agreed to purchase certain specialty pharmacy assets of certain subsidiaries of Fred’s, National Pharmaceutical Network, Inc. and Reeves-Sain Drug Store, Inc. (collectively referred to as “Entrust”), consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Specialty Buyer paid Fred’s approximately $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the specialty pharmacy assets was completed. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Discontinued operations also include the results of certain operations for the retail pharmacy business.  On September 7, 2018 the Company entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation. On October 23, 2018, the Company entered into an amendment to the Asset Purchase Agreement (the “Amendment”). Under such Asset Purchase Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), the Company agreed to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s retail pharmacy stores (such assets from such 179 retail pharmacy stores collectively referred to as “Retail Pharmacy”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Retail Pharmacy assets up to an approximately $35 million cap, in each case subject to certain adjustments. The results of operations for the year ended February 2, 2019, have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Amounts and percentages for all periods discussed reflect the results of operations and financial condition from Fred’s continuing operations, unless otherwise noted.

As of January 17, 2019, the Company had closed the transactions contemplated by the Amended WBA Asset Purchase Agreement, and the Company had received cash proceeds of approximately $156.0 million, plus approximately $20.6 million for the inventory included in the sale, in each case after adjustment as described in the Amended WBA Asset Purchase Agreement. The Company used the proceeds received in the transaction to pay down the Company’s existing indebtedness and for general corporate purposes.

During the fourth quarter of fiscal year 2018, the Board approved a plan to actively market its headquarters building located in Memphis, TN.  As a result, the Company has reclassified the headquarters building to Assets Held for Sale in accordance with ASC 360 – Assets held for sale. The building has been reclassified to Assets Held for Sale on the consolidated balance sheet and the depreciation associated with the asset has concluded. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on previously reported net loss. Excluding the “Assets Held for Sale and Discontinued Operations” subsection, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from Fred’s continuing operations.

Fred's “Xpress” Designation: The term “Xpress” refers to our locations that are smaller in square footage and offer pharmacy services along with a scaled-down, convenience-centered general merchandise area. The Xpress designation is simply a way of describing our locations that are atypical to our other full-service stores. These locations range in size from 1,000 to 5,000 square feet and enable the Company to enter a new market with a more cost-effective initial investment.  These locations primarily sell pharmaceuticals, other health and beauty related items, and limited general merchandise offerings, consisting of mainly consumables. Xpress locations usually originate from a pharmacy acquisition and are in a location that is not suitable for the typical layout of a Fred's store. Therefore, the new store location is given the Xpress designation, and is targeted for conversion to a typical Fred's store once a suitable location can be obtained. In some cases, Xpress locations are located in areas that may not be able to support a full-service store.  In all other ways, including resource allocation, management, training, marketing and corporate support, it is treated just as any other location in the Company’s network of stores. Given their smaller physical size, however, Xpress locations are not stocked with the full breadth of merchandise in all departments that are carried by the Company’s other stores.

Xpress sales, as a percentage of total sales, for 2018, 2017 and 2016 were 5.1%, 5.4%, and 6.0%, respectively, and gross profit, as a percentage of total gross profit, for the same time periods was 3.1%, 4.8% and 4.6%, respectively.

The following tables set forth certain information with respect to stores and pharmacies for each of the last three fiscal years:

	2018	2017	2016
Full-service stores open at the beginning of the year	536	573	581
Full-service stores opened/acquired	4	4	2
Full-service stores closed	(6)	(41)	(10)
Full-service stores open at the end of the year	534	536	573
Xpress stores open at the beginning of the year	48	55	60
Xpress stores opened/acquired	—	—	1
Xpress stores closed	(23)	(5)	(5)
Xpress stores converted to full-service stores	(2)	(2)	(1)
Xpress stores open at the end of the year	23	48	55
Total Company-owned stores	557	584	628
Franchise stores at end of period	11	12	16
Total Fred's retail stores	568	596	644
Number of stores with pharmacies at the end of the year (1)	169	348	362
Total selling square feet of full-service stores (in thousands)	7,841	7,876	8,451
Average selling square feet per full-service store	14,684	14,694	14,749

(1)	Pharmacies are included in the count of full-service, Xpress and franchise stores.

Merchandising and Marketing

The discount retail and retail pharmacy industries in which the Company is engaged are highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Many of the largest retail companies in the nation have stores in areas in which the Company operates.  Management believes that its knowledge of regional and local consumer preferences, developed over its 70-year history, enables the Company to compete effectively within its region.

Management believes that Fred's has a distinctive niche in that it offers a wider variety of merchandise with a more attractive price-to-value relationship than either a drug store or smaller variety/dollar store, is more shopper-convenient than a larger discount store and includes closeout merchandise throughout the store.

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

In 2018, approximately 6.5% of the Company’s total purchases were from McLane Company Inc. (“McLane”), as compared to 7.5% of all purchases in 2017 and 1.8% in 2016.  The 2018 decrease in McLane’s purchases as a percent of total purchases is due to the shift in the total sales mix.  In 2017, the Company moved from regional vendors to McLane as the Company’s sole provider of tobacco, chilled and frozen grocery items, and certain candy and snack items. The Company believes that adequate alternative sources of products are available for these categories of merchandise should the need arise.

The Company’s prescription drugs are replenished through the pharmacy inventory management system and shipped directly from the Company’s primary pharmaceutical wholesaler, Cardinal Health, Inc. (“Cardinal Health”), to our pharmacies five days a week. Cardinal Health provides substantially all of the Company’s prescription drugs.  During 2018, 2017 and 2016, approximately 50.0%, 43.5%, and 43.2%, respectively, of the Company's total purchases were made from Cardinal Health. Although there are alternative wholesalers that supply pharmaceutical products, the Company operates under a purchase and supply contract with Cardinal Health as its primary wholesaler, which continues through December 2021. Accordingly, the unplanned loss of this particular supplier could have a short-term gross margin impact on the Company’s business until an alternative wholesaler arrangement could be implemented.

Excluding the purchases made from our pharmaceutical supplier, Cardinal Health, and those made from McLane mentioned previously, no other supplier accounted for more than 5% of the Company’s total purchases for 2018, 2017 and 2016.

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

The Company’s sales mix by major category for the preceding three years were as follows:

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Pharmacy	32.0%	29.7%	29.6%
Consumables	38.9%	37.8%	35.4%
Household Goods and Softlines	28.1%	31.4%	33.3%
Franchise	1.0%	1.1%	1.7%
Total Sales Mix	100.0%	100.0%	100.0%

The sales mix varies from store to store depending upon local consumer preferences and whether the stores include pharmacy departments or the Company’s full product line offerings.

Fred's Brand products include health, beauty and personal care products, household cleaning supplies, disposable diapers, pet foods, paper products and a variety of general merchandise, food and beverage products. Private label products afford the Company higher than average gross margins while providing the customer with lower priced products that are of a quality comparable to that of competing branded products. An independent laboratory-testing program is used for substantially all of the Company’s private label products. As part of our own brand initiative, we expanded our private label program in 2015 to include additional over-the-counter healthcare products and consumables and continued this expansion in 2016, 2017 and 2018.

The Company sells merchandise to its 11 franchised Fred's stores. These sales totaled approximately $13.0 million in 2018, $15.1 million in 2017 and $25.6 million in 2016. Franchise and other fees earned totaled approximately $0.6 million in 2018, $0.7 million in 2017 and $1.2 million in 2016. These fees represent a reimbursement for use of the Fred's name and administrative costs incurred on behalf of the franchised stores. Two franchise locations were purchased by the Company from a franchisee in 2017 and two locations were closed.  During 2018, one additional store was closed. There was no activity for franchised stores during the fiscal 2016 year. The Company does not intend to expand its franchise network.

Advertising and Promotions

Net advertising and promotion costs represented approximately 1.1% of net sales in 2018, 1.5% of net sales in 2017 and 1.3% of net sales in 2016. The Company uses direct mail, newspaper, email and social media advertising to deliver the Fred's value message, and “Fred’s Rewards Club” loyalty program now has over one million members. The Company utilizes circulars coordinated by our internal advertising staff to promote its merchandise, special promotional events and a discount retail image.

The Company executes, through its store managers, impactful in-store advertising displays and signage in order to increase impulse purchases.  The Company also offers clearance events of seasonal merchandise and conducts sales and promotions of particular items.

Store Operations

Fred's stores are open seven days a week and store hours at most locations are from 8:00 a.m. to 9:00 p.m.  Pharmacy departments typically close at 6:00 p.m. Monday through Saturday and are closed on Sunday.  Each Fred's store is managed by a full-time store manager and those stores with a pharmacy employ a pharmacist-in-charge, who manages the pharmacy department within the store.  The Company’s Market Leaders, Regional Vice Presidents and Chief Stores Officer supervise the management and operation of Fred's stores.

The Company has an incentive compensation plan for store managers, pharmacists, and market leaders based on targeted profit goals. Among the factors included in determining profit goals are gross profits and controllable expenses at the store level. These factors of operating performance are reviewed regularly by executive management. Management believes that this incentive compensation plan, together with the Company’s store management training program, are instrumental in maximizing store performance. The Company’s training program covers all aspects of the Company’s operation from product knowledge to handling customers with courtesy.

Inventory Control

The Company’s centralized management information system maintains a daily stock-keeping unit (“SKU”) level inventory and current and historical sales information for each store and the distribution centers. This system is supported by our in-store point-of-sale (“POS”) system, which captures SKU and other data at the time of sale. In 2015, the Company partnered with JDA Software Group, Inc. for a multi-year implementation of a new replenishment, allocation and space management planning system. The Company also utilizes OrderInsite, a pharmacy inventory management system designed to optimize our inventory and improve our in-stock position on pharmaceuticals.  Additionally, the Company uses NEX/DEX technology for in-store receiving and inventory control for all items delivered directly to our stores.  The Company conducts annual physical inventory counts at all Fred's stores and uses radio frequency devices ("RF guns") to conduct cycle counts to ensure replenishment accuracy.

Distribution

The Company has an 850,000 square foot distribution center in Memphis, Tennessee, which is currently listed within Assets held for sale on the Consolidated Balance Sheet, that services 286 stores and a 600,000 square foot distribution center in Dublin, Georgia that services 271 stores. See Item 2, Properties for additional information. Approximately 73% of the general merchandise received by Fred's stores in 2018 was shipped through these distribution centers, with the remainder (primarily pharmaceuticals, certain snack food items, greeting cards, beverages, frozen foods and tobacco products) shipped directly to the stores by suppliers. For distribution, the Company uses owned and leased trailers and tractors, as well as common carriers. The Company’s warehouse management system is automated and provides conveyor control and pick, pack and ship processes by using portable radio-frequency terminals. This system is integrated with the Company’s centralized management information system to provide up-to-date perpetual records as well as facilitating merchandise allocation and distribution decisions. The Company uses weekly cycle counts throughout the year to ensure accuracy within the warehouse management system. The Company also utilizes a store replenishment system called JDA that replenishes on a by-store by-item basis to improve merchandise in-stock status.

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

The following table reflects the payment cycles and seasonality of net sales by quarter:

For the year ended:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
February 2, 2019
Net Sales	26.5%	25.3%	24.1%	24.1%

February 3, 2018
Net Sales	25.9%	24.3%	23.2%	26.6%

January 28, 2017
Net Sales	26.3%	25.1%	23.7%	24.9%

Our quarterly results can also be affected by the timing of certain holidays and by store openings and closings.  Higher volumes of inventory are purchased in the third quarter in preparation for higher traffic and sales volume in the fourth quarter.

Intellectual Property - Trademarks

The Company owns trademarks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property trade laws. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

Employees

As of February 2, 2019, the Company had 2,642 full-time and 3,930 part-time employees, the majority of which are store employees. The number of employees varies during the year, reaching a peak during the Christmas selling season, which typically begins after the Thanksgiving holiday.  The Memphis, Tennessee distribution center employees are represented by a union, Workers United, pursuant to a three-year collective bargaining agreement which went into effect on July 1, 2017.  The Company is required to make minimal contributions to the distribution center employees 401(k) plan each year, in accordance with the plan. None of the contributions are associated with a defined benefit plan. The Company is in good standing with the collective bargaining agreement and believes it continues to have good relations with all its employees.

Competition

The discount retail and retail pharmacy industries are highly competitive. We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation, and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do. Furthermore, the retail sector continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. We compete with many of these e-commerce and mail order businesses, a space in which we do not have a presence. There is no assurance that we will be able to compete successfully with them in the future. See Cautionary Statement Regarding Forward-Looking Information and Item 1A, Risk Factors for additional information.

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

Licensure and Regulation of Retail Pharmacies

There are extensive federal and state regulations applicable to the practice of pharmacy at the retail level. We are subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”). Most states have laws and regulations governing the operation and licensing of pharmacies and regulate standards of professional practice by pharmacy providers. These regulations are issued by an administrative body in each state, typically a pharmacy board, which is empowered to impose sanctions for non-compliance. Additionally, the Drug Enforcement Agency (“DEA”) requires that controlled substances be monitored and controlled at all times.

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

In December of 2018, a U.S. District Court judge in Texas ruled that the PPCA was unconstitutional because the Tax Cuts and Jobs Act eliminated the tax penalty under the individual mandate. The case is likely to be appealed to the U.S. Supreme Court. The judge sided with 20 states that argued that eliminating a penalty for not having health insurance invalidated the PPACA. Once the tax penalty was eliminated, the judge concluded the law was no longer constitutional.

In January of 2019, the U.S. House of Representatives was authorized to intervene and defend the PPACA in court. By a vote of 235 to 192, the House adopted Title III of the Rules of the 116th Congress, which authorized the House Speaker to intervene in the federal court case in Texas that challenges the PPACA’s fundamental constitutionality, and in any appellate proceedings arising from the case. In the case, a district court held that, considering the elimination of the shared responsibility payment (the individual mandate), effective January 2019, the PPACA as a whole could not stand.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company’s businesses and is unaware of any material non-compliance action against the Company.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.  During fiscal year 2018, we did not incur any material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Termination of Rite Aid Asset Purchase Agreement

On December 19, 2016, Fred’s and its wholly-owned subsidiary, AFAE, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Rite Aid Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”) and Walgreens Boots Alliance, Inc. (“Walgreens”), pursuant to which Buyer agreed to purchase 865 stores, certain intellectual property and other tangible assets (collectively, the “Rite Aid Assets”) and to assume certain liabilities for a cash purchase price of $950 million (the “Rite Aid Transaction”).  Pursuant to Section 8.01(g) of the Rite Aid Asset Purchase Agreement, each of Buyer, Walgreens or Rite Aid was permitted to terminate the Rite Aid Asset Purchase Agreement upon the termination of that certain Agreement and Plan of Merger, dated as of October 27, 2015, among Walgreens, Rite Aid and the other parties thereto (as amended, the “Merger Agreement”).

On June 29, 2017, the Merger Agreement was terminated and, accordingly, the Rite Aid Asset Purchase Agreement was also terminated, effective immediately.  In connection with the termination of the Rite Aid Asset Purchase Agreement, the Company received a termination fee payment of $25 million on June 30, 2017 from Walgreens.

Available Information

Our website address is http://www.fredsinc.com. We make available through this website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, including related exhibits and supplemental schedules, as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC. Also included free of charge on our website is the Company’s Code of Business Conduct and Ethics, and the Board s committee charters. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Fred’s, that file electronically with the SEC.

ITEM 1A. Risk Factors

Investors are encouraged to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to Fred's securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, our business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of Fred's securities could decline and investors might lose all or part of their investment.

Competitive and Strategic Risks

Our financial performance has raised substantial doubt about our ability to remain a going concern.

The financial statements included in this report have been prepared assuming the Company will continue as a going concern. The Company has experienced significant net losses and negative cash flows from operating activities in recent years, and we cannot assure you that such losses and negative cash flows will not continue for the foreseeable future. For the fiscal years ended February 2, 2019 and February 3, 2018, we incurred net losses of $137.2 million and $144.5 million, respectively, and our net cash flows used in operating activities were $91.5 million and $44.7 million, respectively.  Furthermore, the Company has limited availability under its Revolving Credit Agreement, which along with cash from operations has traditionally been the Company’s primary source of working capital.  As of April 30, 2019, the Company had outstanding borrowings of $78.3 million under our Revolving Credit Agreement and excess availability of $37.1 million.  Under our Revolving Credit Agreement, we have a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.  The Company’s failure to comply with the financial covenants and other obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies. Furthermore, as described above under Item 1: Business – Recent Developments – Recent Developments Affecting the Revolving Credit Agreement, the failure to deliver audited financial statements without a going concern qualification within 120 days of fiscal year end will result in the Going Concern Event of Default, and there are certain other events of default that may be outstanding under our Revolving Credit Agreement.

An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement (the “Default Rate”). As of the date of this Annual Report on Form 10-K, the lenders under the Revolving Credit Agreement have not taken any action to accelerate our indebtedness, impose the Default Rate or exercise other remedies with respect to the Revolver EODs, but there can be no assurance that such lenders will not do so in the future.  Fred’s is currently seeking an agreement with its lenders pursuant to which such lenders would forbear for a period of time from seeking remedies on account of, or waive, the Revolver EODs, but there is no assurance that Fred’s will receive such forbearance or waivers.  If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

If our indebtedness is accelerated, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.  In addition, our Revolving Credit Agreement has a maturity date of April 9, 2020, and we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated its plans to alleviate this doubt, including evaluating strategic alternatives, assessing alternative financing arrangements, and undertaking certain operational measures, such as store closures, renegotiated lease terms and reductions in general and administrative expenses and capital expenditures.  The Company can provide no assurance, however, regarding the outcome of its evaluation of strategic alternatives, that alternative financing will be on terms acceptable to us or at all, or that the operational measures being undertaken by the Company will be successful in improving the Company’s financial performance, in which case the Company may be unable to continue as a going concern.  The financial statements included in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We are exploring strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

We have commenced a review of strategic alternatives to maximize shareholder value, which could result in, among other things, a sale, a merger, a consolidation or business combination, further store closures or other asset divestitures, financing transactions, or restructurings. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing on reasonable terms.

We operate in a competitive industry.

The discount retail and retail pharmacy industries in which we operate are highly competitive.  We compete with respect to price, store location, in-stock consistency, merchandise quality, assortment and presentation and customer service with many national, regional and local retailing establishments, including drug stores, independent pharmacies, department stores, discount stores, variety stores, dollar stores, discount clothing stores, grocery stores, outlet stores, convenience stores, warehouse stores and other stores. Our competitors range from smaller, growing companies to considerably larger retail businesses that have greater financial, distribution, marketing and other resources than we do.  Furthermore, the retail sector continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. We compete with many of these e-commerce and mail order businesses, a space in which we do not have a presence. This competitive environment subjects us to various risks, including the ability to continue to provide competitively priced products to our customers that will allow us to achieve and maintain profitability. Some of our competitors utilize aggressive promotional activities, advertising programs and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

Our turnaround plans depend significantly on strategies and initiatives designed to improve long-term growth, profitability and shareholder value.  Failure to achieve or sustain these plans could affect the Company’s performance adversely.

Throughout 2018, we sought to execute our turnaround strategy through the following strategic initiatives: monetizing non-core assets; reducing selling, general and administrative expenses; bringing new talent into the organization; driving traffic; improving assortment and optimizing inventory levels; generating free cash flow; and reducing debt levels. The successful design and implementation of these initiatives present significant challenges, many of which are beyond our control. We were not successful in executing all of our strategic initiatives in 2018, and we may not be successful in doing so in 2019. In addition, these initiatives may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated financial benefits of these initiatives, our ability to fund other initiatives may be adversely affected. Any failure to implement these initiatives in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.

In addition, the complexity of these initiatives has and will continue to require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of these initiatives. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers and impact employee morale. As a result, our financial condition, results of operations, or cash flows may be adversely affected.

Further, the success of our merchandising initiatives, particularly those with respect to non-consumable merchandise such as pharmaceutical products, as well as store-specific allocations such as those made to Xpress stores, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers in amounts that customers are likely to buy, to timely obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, then our sales, market share and profitability could be adversely affected. Further, if our merchandising efforts in the areas of general pharmaceutical products and higher margin consumables are unsuccessful, it could be further adversely affected by our inability to offset the lower margins associated with the Company’s other lines of business.

Divestiture of our specialty pharmacy businesses, all or part of our retail pharmacy business, or any other business line, including those that we have acquired or will acquire, may materially adversely affect our financial condition, results of operations or cash flows, or may result in impairment charges that may adversely affect our results of operations.

Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the loss of customers and customer-loyalty, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. Divestitures of previously acquired businesses may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

We may not realize the anticipated benefits of the sale of assets to Advance Care Scripts/CVS and Walgreen Co., which could adversely impact our results of operations.

We have sold certain prescription files and records, pharmaceutical inventory, and certain other assets used in our specialty and retail pharmacy businesses with the expectation that the transactions will result in various benefits, including, among other things, cost savings and operating efficiencies. We can provide no assurance that:

•	the anticipated benefits of the transactions, including cost savings, will be fully realized in the time frame anticipated or at all;
•	unanticipated costs, charges and expenses will not result from the transactions;
•	litigation relating to the transactions will not be filed; and
•	the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties.

If one or more of these risks are realized, it could have a material adverse impact on our operating results.

We could also encounter unforeseen transaction costs or other circumstances, such as unforeseen liabilities or other issues resulting from the transactions. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue and the diversion of management time and attention, which could adversely impact our agility to respond to market opportunities and our ability to timely identify and implement other strategic actions. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations. In addition, we have incurred significant transaction costs related to the transactions. These costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Our ability to achieve the results of store closures under our strategic plan initiatives could adversely affect our business.

As part of our continuing operations, we perform research and analysis to identify underperforming stores and to determine if store closure is necessary.  For example, in April 2019, the Company announced a plan to close 159 underperforming stores.  The decision to close these stores was the result of a comprehensive evaluation of the Company’s store portfolio, which examined historical and recent store performance and the timing of lease expirations, among other factors. These store closings, and any other store closures that the Company may pursue, may cause us to expend significant capital and other resources, write-off assets, accelerate rent expenses, incur impairment charges, adversely affect our credit, terms and relationships with vendors and suppliers, adversely affect our distribution and cost structure, and may subject to us to litigation. On April 11, 2019, we announced on a Current Report on Form 8-K that material charges for impairment and other costs would be required in connection with the plan to close 159 performance stores and that we will file an amendment to such Current Report on Form 8-K after we determine an estimate or range of estimates for such impairment charges and other costs. Our reputation and brand may be damaged in connection with the store closings. Customers that shopped in our stores may not purchase the same number (or any) of our products after our stores are closed.  While we are attempting to negotiate favorable lease terms with our landlords, we may be unsuccessful in doing so and may incur significant lease termination charges. Any of these results could have a material and adverse effect on our business, financial condition, or results of operations. There can be no assurance that the store closings, or any future store closings, will improve our business, financial condition, or results of operations. The estimated costs and charges associated with these and any future store closures may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from the strategic plan.

Underperforming stores can result in charges and expenses.

If individual stores underperform to the point that their future estimated cash flows will not cover our un-depreciated fixed asset investment, we take an impairment charge. We also close certain underperforming stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset write-downs and remain liable for future lease obligations, which could adversely affect our profitability and results of operations.

We depend on successfully increasing the utilization of our existing stores and, in the longer-term, opening new stores, for a portion of our growth.

Our growth is dependent on both increases in sales in existing stores and, in the longer-term, the ability to open new stores.  Unavailability of store locations that we deem desirable, delays in the opening of new stores, difficulties in staffing and operating new store locations and the lack of customer acceptance of stores in expanded market areas all may negatively impact our new store growth, the costs associated with new stores and/or the profitability of new stores.  In addition, there can be no assurance that we will be able to re-negotiate leases at similar or satisfactory terms at the end of the lease, and we could be forced to move or exit locations if another favorable arrangement cannot be made. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores, which could have an adverse effect on our profitability and results of operations. Our ability to renew or enter into new leases on favorable terms could affect costs of operations or slow store expansions.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through the expanded offerings of brands we own or license on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing and availability of our private brand offerings for our customers, as well as the timely development and introduction of new products, is important in differentiating us from other retailers and developing and maintaining customer loyalty. Although we believe that our private brand products offer value to our customers and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our reputation, business operations, results of operations and financial condition.

Our revenues, profitability and results of operations are subject to conditions affecting the retail sector as a whole.

Our business is influenced by the factors that affect the retail sector as a whole, which may be negatively impacted by increased unemployment, changes in international, national, regional, and local economic conditions, increased federal income and payroll taxes, increased health care costs, increased state and local taxes, increased real estate taxes, industry slowdowns, lack of availability of consumer credit, weak income growth, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. If the retail sector is negatively affected by any of these risks, our business operations, results of operations and financial condition may be adversely affected.

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

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including PBMs, have consolidated to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

The availability of pharmacy drugs is subject to governmental regulations.

The continued conversion of various prescription drugs, including potential conversions of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix.

Operational Risks

Our business is somewhat seasonal.

We typically realize a slightly larger portion of our net sales during the holiday selling season in the first and fourth fiscal quarters in addition to the heavier sales volume we experience around the first day of each calendar month.  Our inventories and short-term borrowings, if required, increase in anticipation of this holiday season. A seasonal merchandise inventory imbalance could occur if, for any reason, our net sales during the holiday selling season were to fall below seasonal norms.  If for any reason our first and fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

Natural disasters, unusually adverse weather conditions or other extraordinary events could affect our business.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our business and financial performance. Unseasonal or significant weather conditions can affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales. These events could result in increases in fuel or other energy prices, a fuel shortage, store opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, and disruption of our utility services or information systems. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers. A number of our stores are located in areas that are susceptible to hurricanes, tornadoes and other adverse weather conditions.

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

Our revenues, profitability and results of operations could be adversely affected by additional risks in our supply chain.

Optimal product flow is dependent on demand planning and forecasting, production to plan by suppliers, and timely transportation. We often make commitments to purchase products from our vendors in advance of proposed production dates. Significant deviation from the projected demand for products that we sell may have an adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory. Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised. During 2018, we experienced increased levels of out-of-stock merchandise, which adversely affected our financial performance, and we can provide no assurance that such out-of-stock issues will not adversely affect us in the future.

Merchandise supply and pricing and the interruption of and dependence on imports could adversely affect our business.

We purchase a portion of our inventory from foreign suppliers, principally in China. As a result, political or financial instability, terrorism, tariffs, disruptions, strikes or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Also, our cost of goods is affected by the fluctuation of local currencies against the dollar in countries where these goods are produced. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. In addition, our ability to obtain merchandise may also depend on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms.  We purchase a significant amount of goods from Cardinal Health, McLane and several large domestic and import vendors and any disruption in that supply and or pricing of such merchandise, whether due to a vendor’s unwillingness to do business with us, supply chain issues or otherwise, could negatively impact our business operations, results of operations and financial condition.

If we experience business interruptions or disruptions in the distribution process, our profitability could be materially affected.

We rely on our distribution and transportation network to provide goods to our stores timely and cost effectively. Using various transportation modes, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process (for example, delivery delays or increases in transportation costs, including increased fuel costs, carrier or driver wages as a result of driver shortages; a decrease in transportation capacity for overseas shipments; labor shortages; or work stoppages for slowdowns) could negatively impact sales and profits. Labor shortages or work stoppages in the transportation industry or disruptions to the national and international transportation infrastructure that lead to delivery delays or that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

We may not anticipate, respond adequately to or control all of the challenges of operating our distribution operations. In the event that the orderly receipt and distribution of merchandise is disrupted, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

Our financial condition may impair our ability to obtain favorable credit terms or to do business with certain of our vendors or have other adverse consequences.

Our financial condition may make it difficult for us to continue to receive favorable payment terms with certain of our vendors or may result in one or more of our vendors making demand for adequate assurance, which could include a demand for prepayment, or suspending their business with us.  Furthermore, in the event we are unable or otherwise elect not to pay some or all of our vendors, our vendors may further tighten credit terms, suspend or terminate their business with us, charge penalty interest or exercise other remedies against us. If we are unable to obtain reasonable payment terms or any of our vendors suspend or terminate their business with us, charge penalty interest or take other remedies against us, it could have a material adverse effect on our liquidity and operations.

Changes in consumer demand and product mix and changes in overall economic conditions could adversely affect our business.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for product mix. A general slowdown in the United States economy, rising personal debt levels, rising foreclosure rates, personal bankruptcies, rising fuel prices, or changes in government aid, social security and other means that many of our customers rely upon may adversely affect the spending of our consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. In addition, changes in the types of products available for sale and the selection of products by our customers affect sales, product mix and margins. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates and tax rates, could also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. We might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect our sales and gross profit performance. In addition, increases in fuel and energy costs would increase our transportation costs and overall cost of doing business and could adversely affect our financial statements as a whole.

Our advertising, marketing and promotional strategies may be ineffective.

Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle or determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. Our planned marketing expenditures may not result in increased revenues.

Changes in our ability to attract and retain employees and changes in employee health care benefits and other insurance costs could adversely affect our business.

Our business could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities and at the corporate level, including our senior management team.  In recent years, we have experienced significant turnover at the corporate level, including among senior management. Senior management transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the changes in our senior management team over the past several years, our current management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert attention away from other key areas of our business. In addition, senior management transition inherently causes some loss of institutional knowledge, may result in additional costs in the form of severance payments, may be disruptive to our daily operations or affect public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.  The marketplace for such key employees is very competitive and limited.  Additionally, the retail industry generally has a high turnover rate; therefore, there is a continuous need to recruit and train new store managers and employees.  Our failure to retain or successfully replace key personnel at the corporate level may have an adverse effect on our business.  Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, our reputation, employee morale, the current macroeconomic environment, competition from other employers and our ability to offer adequate compensation packages.  Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our Chief Executive Officer, Joseph Anto, could disrupt our operations. We do not have employment agreements with these executives and we cannot assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technologies, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which could make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer, and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

A significant disruption in our computer systems could adversely affect our business.

We rely extensively on our computer systems to manage inventory, process customer transactions and record results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches and natural disasters. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could adversely affect our results of operations.

We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a cyberattack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations and adversely affect our profitability.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt of personal information about our customers and employees. If we experience a data security breach, we could be exposed to government enforcement actions, credit card brand assessments and fines and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of credit cards in our stores, decline to use our pharmacy department services, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Cyber-attacks could affect our business.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Like other domestic companies, we interact with other businesses that may experience threats to their data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. If our information technology ("IT") systems are breached due to a cyber-attack, we could experience a material disruption to our IT systems as well as data loss that could have an adverse effect on our business.  We could experience operational delays due to the disruption of our IT systems.  Future results could be negatively impacted by data theft, destruction or loss, or unplanned release of confidential information.

Regulatory, Legal and Accounting Risks

We are subject to a broad and complex regulatory framework and may be unable to comply with applicable federal, state and local laws and regulations. Failure to comply with applicable government regulation may result in fines and/or penalties, a loss of licensure, registration and approval or other government enforcement action.

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

The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section of Item 1 of this Form 10-K; accounting standards; financial disclosure; securities laws and regulations; federal and state laws and regulations relating to our employees, including those relating to wages, benefits or workplace requirements; federal laws relating to trade, including tariffs and quotas; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the Federal Communications Commission and the Consumer Product Safety Commission, as well as state boards of pharmacy and other federal and state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as alcoholic beverages, tobacco and drugs.  The Bureau of Alcohol, Tobacco, Firearms, and Explosives (“ATF”), Food and Drug Administration (“FDA”), DEA and other regulatory agencies regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid ATF, FDA, DEA and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various state-controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The ATF, DEA, FDA and other regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

•	federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs;
•

federal and state laws and regulations governing the purchase, distribution, tracking, management, dispensing and reimbursement of prescription drugs and related services and applicable registration or licensing requirements;

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
•

federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;

•	health care reform, managed care reform and plan design legislation;
•	laws against the corporate practice of medicine;
•	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;
•	drug pricing legislation, including “most favored nation” pricing;
•	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;
•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;
•	ERISA and related regulations;
•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;
•	Medicare and Medicaid regulations applicable to our business;
•	ongoing compliance from time to time with any consent decrees, corporate integrity agreements, corrective action plans and other agreements with government agencies;
•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and

•	direct regulation of pharmacies by regulatory and quasi-regulatory bodies.

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

The costs of many types of insurance and self-insurance, especially workers’ compensation and employee health care, could be subject to increases due to rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. Our pharmacy departments are also exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. We also sell a variety of products that we purchase from a large number of suppliers, including some who operate in foreign countries, which could become subject to contamination, product tampering, mislabeling or other damage. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. While we maintain reasonable quality assurance practices, no program can provide complete assurance that a product liability issue will not arise. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse effect on our business. If our insurance-related costs increase significantly, or we are unable to renew our insurance policies or protect against all the business risks facing us, our financial position and results of operations could be adversely affected.

We are subject to potential changes in public policy, laws and regulations, including reform of the United States health care system, that can adversely affect the markets for our products and services and our businesses, operations, results of operations, cash flows and prospects.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and results of operations could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement, pricing and/or purchasing, increased regulation of pharmacy benefit managers (“PBMs”), changes to Medicare, Medicaid or the regulatory environment for health care benefits, including the PPACA, changes to drug reimbursement and/or pricing laws and regulations, changes to the laws and regulations governing PBMs’, prescription drug plans (“PDPs”) and/or Managed Medicaid organizations’ interactions with government funded health care programs, changes to immigration policies and/or many other public policy initiatives. For example, in January 2019, the U.S. Department of Health and Human Services (“HHS”) proposed regulations that would exclude from the current safe harbor under the federal anti-kickback statute manufacturer’s rebates on prescription drugs paid to PBMs, PDPs and Managed Medicaid organizations in connection with federally funded health care programs. It is not possible to predict whether or when any such changes will occur or what form any such changes may take (including through the use of United States Presidential Executive Orders). If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not do so as effectively as our competitors, our businesses, operations and results of operations may be materially adversely affected.

In addition to efforts to amend, repeal or replace the PPACA and related regulations, we expect the federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our businesses. Potential modification to the PPACA, including changes in enforcement and/or funding that further destabilize the public exchanges, as well as significant changes to Medicaid funding could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Further changes to federal health care laws, including the PPACA, drug reimbursement and pricing laws and/or laws governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, are probable. We cannot predict the effect, if any, that new health care legislation, future changes to the PPACA or the implementation or failure to implement the outstanding provisions of PPACA, may have on our business and/or results of operations. The federal and many state governments also are considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including changes to payments under and funding of Medicare and Medicaid programs.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or results of operations, which could be materially adverse. Even if we could predict such matters, it is not possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of one or more of the industries in which we operate. Examples of such change include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, dual eligible or dual eligible special needs plan programs, increasing its involvement in drug reimbursement, pricing and/or purchasing, changing the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, or repealing or otherwise significantly altering the PPACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and results of operations could be materially and adversely affected by such changes, even if we correctly predict their occurrence. For more information on these matters, see “Government Regulation” included in Item 1 of this Annual Report on Form 10-K.

Changes in tax and trade laws and regulations could materially adversely affect our financial performance.

The federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores. Potential changes which have been discussed include the renegotiation or termination of trade agreements and the imposition of higher tariffs on imports into the U.S. A significant portion of the general merchandise we sell in our stores is manufactured in other countries. Any such actions could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our operations and our business.

We are subject to income taxes and other taxes in the U.S. The determination of our provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. The Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly changed income tax laws that affect U.S. corporations and there are aspects of the TCJA that remain unclear as additional guidance from the U.S. tax authority is pending. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

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

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs, and will result in changes to our financial statements. For example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, is requiring us to make significant changes to our lease management and other accounting systems.  The adoption of the standard is expected to have a material impact on our consolidated statement of financial position for the addition of lease assets and liabilities.

U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or in underlying management assumptions, estimates or judgments could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could adversely affect our financial condition and results of operations.

Matters relating to, or arising from, the material weaknesses in our internal controls may have a materially adverse effect on our business, operating results and financial condition, including increased costs and diversion of management’s attention. We may identify additional material weaknesses in internal controls or significant deficiencies in our internal controls over financial reporting and our disclosure controls and procedures in the future. If we fail to remediate the identified material weaknesses, or if we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may be adversely affected.

Our management conducted an evaluation of the effectiveness of our company’s disclosure controls and procedures and an assessment of the effectiveness of its internal control over financial reporting and concluded that our internal control over financial reporting, was not effective as of February 2, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures for additional information regarding the material weaknesses that our management identified. Should we be unable to remediate the material weaknesses promptly and effectively, such weaknesses could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock performance. Any litigation or other proceeding or adverse publicity relating to the material weaknesses could have a material adverse effect on our business and operating results. In addition, we may incur unanticipated accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

We may identify additional material weaknesses in internal controls or significant deficiencies in our disclosure controls and procedures in the future. If we fail to remediate the identified material weaknesses, or if we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Financial and Economic Risks

Current economic conditions may adversely affect our industry, business and results of operations by negatively impacting our customers’ disposable income or discretionary spending, affecting our ability to plan and execute our strategic initiatives, increasing our costs of goods sold and selling, general and administrative expenses and adversely affecting our sales or profitability.

We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers’ confidence, spending, and number of trips to our stores, and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to adverse economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, uncertainty regarding government mandated participation in health insurance programs, increasing healthcare and housing costs and decreases in, or elimination of, government aid programs such as unemployment and food assistance programs.

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

In addition, we operate a number of stores in areas that are experiencing a lower or slower recovery than the economy on a national level following the economic downturn that began in late 2007. A softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long-term strategy.

Changes in third-party reimbursements, including government programs, could adversely affect our business.

A significant portion of our sales are funded by federal and state governments and private insurance plans. For the years ended February 2, 2019 and February 3, 2018, pharmaceutical sales were 32.0% and 29.7% of total sales, respectively. The healthcare industry is experiencing a trend toward cost-containment with governments and private insurance plans seeking to impose lower reimbursements and utilization restrictions while also moving to a more outcomes-based payment model. Payments made under such programs may not remain at levels comparable to present levels or be sufficient to cover our cost. Private insurance plans may base their reimbursement rates on government rates. Accordingly, reimbursements may be limited or reduced, thereby adversely affecting our revenues and cash flows.  Also, access to existing and/or new patients may be hindered or prevented through the implementation of preferred or restricted pharmacy provider networks ultimately impacting the financial results of the pharmacy department.  Additionally, and in light of the current macroeconomic environment and recent healthcare legislation such as the PPACA, which includes provisions that are specific to our pharmacy department, government or private insurance plans may adjust scheduled reimbursement payments to us in amounts that could have a material adverse effect on our cash flows and financial condition.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

We have substantial indebtedness. As of April 30, 2019, we had total indebtedness of approximately $91.3 million.  The amount of our debt or other similar obligations could have important consequences for us, including, but not limited to:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our outstanding indebtedness may be impaired in the future;

•	we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest;
•

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;
•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions; and
•

our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

Our ability to satisfy our debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Revolving Credit Agreement or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce, or delay marketing spend and/or capital expenditures, sell assets, close additional stores, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the case of dispositions, we may not be able to consummate them for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Certain of our indebtedness, including borrowings under our Revolving Credit Agreement, is subject to variable rates of interest and exposes us to interest rate risk. Interest rates, while historically low, have recently begun to increase. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. Such increases in variable interest rates could have an adverse effect on our business, financial condition and results of operations.

Our Revolving Credit Agreement contains restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.

Our Revolving Credit Agreement contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries (other than certain excluded subsidiaries) to:

•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends, redeem stock or make other distributions;
•	make acquisitions, investments and loans;
•	create liens;
•	transfer or sell assets;
•	merge, consolidate or sell, lease, transfer or otherwise dispose of all or substantially all of our assets;
•	enter into hedging arrangement; and
•	enter into certain transactions with our affiliates.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict our activities. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Our failure to satisfy financial covenants or other obligations under our credit facility could harm our financial condition and materially adversely affect our financial performance.

Under the Revolving Credit Agreement, an “Account Control Event” occurs if either an event of default is continuing, or excess availability falls below the greater of $26,250,000 and 12.5% of the commitments, following which time, and for certain periods thereafter, the administrative agent may apply all amounts in our collection accounts to the repayment of the loans outstanding under the Revolving Credit Agreement.  On April 15, 2019, Bank of America, N.A. imposed an additional reserve of $20.0 million under our Revolving Credit Agreement in connection with our previously-announced closures of 159 stores and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an Account Control Event in connection with such closures and exercised control over our collection accounts. Furthermore, we have a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.  As of April 30, 2019, we had $78.3 million outstanding under our Revolving Credit Agreement and our excess availability was $37.1 million. Our failure to comply with the financial covenants and other obligations under our Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies.  Moreover, our Revolving Credit Agreement has a maturity date of April 9, 2020, and there is no assurance that our lenders would extend this facility or that refinancing would be available.

  As described elsewhere in this Annual Report on Form 10-K, the audit report prepared by our auditors with respect to the financial statements in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 will result in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant will constitute an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”).  In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default have occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).   While Fred’s is currently seeking an agreement with its lenders pursuant to which such lenders would forbear for a period of time from seeking remedies on account of, or waive, the Revolver EODs, but there is no assurance that Fred’s will receive such forbearance or waivers.

If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, or matures, we cannot be certain that we will have sufficient funds available to pay the indebtedness at such time or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.

Despite our indebtedness levels, we and our subsidiaries may be able to incur more indebtedness, which may increase the risks to our financial condition created by our substantial indebtedness.

The terms of our Revolving Credit Agreement provide us and certain of our subsidiaries with flexibility to incur certain additional indebtedness in the future, which indebtedness may be secured or unsecured. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Any reductions in or restrictions on our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations.  Specifically, our Revolving Credit Agreement has a maturity date of April 9, 2020, and if this facility matures or is accelerated prior to maturity, whether due to the Revolver EODs or otherwise, we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The economic conditions, credit market conditions and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations in connection with indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution.

Risks Related to Our Common Stock

Provisions in our charter, Tennessee law and our amended and restated rights plan may discourage potential acquirers of the Company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire on September 18, 2020, except as otherwise set forth in the plan.

These provisions, either alone or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company.  These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders.  If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

As of May 3, 2019, Alden Global Capital LLC. (“Alden”), and its affiliates beneficially owned approximately 37% of our outstanding common stock. Moreover, three directors nominated by or affiliated with Alden currently serve on our Board. As a result of its control of a significant percentage of our outstanding common stock, Alden and its affiliates may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Alden and its affiliates may have interests that are different from those of other stockholders.

The Company has several shareholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these shareholders, including trading activity, could have a material adverse impact on the trading price of our stock.

Certain of our shareholders, including Alden, each beneficially own more than 5% of the outstanding common stock of the Company. The daily trading activity in our stock is substantially lower, on average, than the total amount of shares owned by these shareholders. Any substantial trading activity executed by these large shareholders could have an adverse impact on the trading price of the Company’s stock which may impact our ability to raise capital through equity financing, which may adversely impact our ability to execute our business plan.

We have engaged in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.

In the past, we have engaged in transactions with affiliated companies and may do so again in the future. These transactions, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests. While an effort has been made, and will continue to be made, to enter into transactions with affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties.

If the price of our common stock fluctuates significantly, your investment could lose value.

Although our common stock is listed on the Nasdaq Select Global Market, we cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;
•	the outcome of our review of strategic alternatives;

•	our failure to continue as a going concern
•	changes in our earnings estimates;
•	investment recommendations by securities analysts following our business or our industry;
•	additions or departures of key personnel;
•	changes in the business, earnings estimates or market perceptions of our competitors;
•	our failure to achieve operating results;
•	changes in industry, general market or economic conditions; and
•	announcements of legislative or regulatory changes.

The stock market has experienced significant price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

Our ability to pay dividends on our common stock will depend on our ability to generate sufficient positive earnings and cash flows.

Our ability to begin paying dividends again in the future will depend upon, among other things, our future earnings, cash flows and restrictive covenants under our Revolving Credit Agreement and any future credit agreements to which we may be a party. Our cash available for dividends will principally be generated from our operations. Our ability to begin paying dividends again depends primarily on cash flows, including cash flows from changes in working capital, and not solely on profitability, which is affected by noncash items. As a result, we may be unable to pay cash dividends even during periods when we record net income.

A change of control could limit our use of net operating losses.

If we were to experience an “ownership change,” as determined under Section 382 of the Code, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the then applicable “long-term tax-exempt rate.” In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three-year period.

As of February 2, 2019, we had a net operating loss, or NOL, carry forward of approximately $118.0 million for federal income tax purposes.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of February 2, 2019, the geographical distribution of the Company’s 568 stores in 15 states was as follows:

State	Number of Stores
Mississippi	120
Georgia	90
Tennessee	75
Alabama	71
Arkansas	62
Louisiana	55
South Carolina	35
North Carolina	15
Texas	14
Kentucky	12
Florida	6
Missouri	6
Illinois	4
Oklahoma	2
Indiana	1
568

The Company owns the real estate and the buildings for 76 locations. Of the operational Company-owned stores for which the Company owns the real estate and buildings, five stores are subject to ground leases. Two of these locations are encumbered by mortgages. See Note 4: Indebtedness for additional information.  The Company leases the remaining 489 Company-owned store locations from third parties pursuant to leases that provide for monthly rental payments primarily at fixed rates (although a number of leases provide for contingent rent, which is additional rent based on sales). Store locations range in size from 1,000 to 5,000 square feet for Xpress locations and 8,000 to 25,000 square feet for full-service stores. Of the 489 locations we lease from third parties, 218 are in strip centers or adjacent to a downtown-shopping district, with the remainder being freestanding.

It is anticipated that existing buildings and buildings to be developed by others will be available for lease to satisfy any of the Company’s new store openings in the near term. It is management’s intention to enter into leases of relatively moderate length with renewal options, rather than entering into long-term leases. The Company thus seeks to have maximum relocation flexibility in the future, since continued availability of existing buildings is anticipated in the Company’s market areas.

The Company owns its distribution center and corporate headquarters situated on approximately 60 acres in Memphis, Tennessee. During the fourth quarter of 2018, the Board approved a plan to actively market its headquarters building.  As a result, the headquarters building has been reclassified to assets held for sale in accordance with ASC 360 – Assets held for sale on the consolidated balance sheet and the associated depreciation with the asset has concluded. The site contains approximately 850,000 square feet of distribution center space, and 250,000 square feet of office and retail space. Presently, the Company uses 90,000 square feet of office space and 22,000 square feet of retail space at the site. The retail space is operated as a Fred's full-service store and has historically been used to test new products, merchandising ideas and technology. The Company financed the construction of its 600,000 square foot distribution center in Dublin, Georgia with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. Presently, both distribution centers are able to serve a combined total of approximately 1,000 to 1,100 stores.

ITEM 3: LEGAL PROCEEDINGS

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However, the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. On March 13, 2019, the U.S. District Court, Middle District of Alabama denied plaintiff’s motion for class certification. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has a cyber liability policy with a $10 million limit and $100,000 deductible.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to DeSoto County Circuit Court. The State filed a Petition for Interlocutory Appeal with the Mississippi Supreme Court, but the Mississippi Supreme Court ruled in our favor and the case is now proceeding in Circuit Court.  A hearing on the Company’s motion to dismiss was held in Circuit Court on March 28, 2019, and we await the Court’s ruling. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. The Company received several supplemental requests for information from the OCR during the third and fourth fiscal quarters of 2018, as well as two additional requests during the first fiscal quarter of 2019, to which the Company has timely responded. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division (the “Taylor Complaint”). The Taylor Complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as class actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company filed a Motion to Dismiss the Taylor Complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor Complaint, which appeal is pending before the 11th Circuit Court of Appeals. The Company filed, and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. When the court granted the Company’s motion to dismiss in the Taylor case, the court simultaneously denied the Motion to Consolidate, in light of the dismissal in Taylor. In the Wallace and Williams actions, the District Court entered an order staying both cases until the U.S Court of Appeals for the 11th Circuit decides on the appeal. Oral argument for the appeal was heard before the Court of Appeals for the 11th Circuit at the end of January 2019, and we await the Court’s ruling. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s, Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleges that the Company committed various Federal and state wage and hours violations. The complaint is filed as class action and seeks back wages, attorneys’ fees, and all other damages allowable by law. The Company denies these allegations and believes it acted appropriately in its wage and hour calculations and payments. The Company and the named plaintiffs have settled the case for $250,000, including plaintiffs’ attorneys’ fees, and the settlement is currently being administered.

On March 16, 2018, a lawsuit entitled Roxie Whitley, individually and as next friend of Baby Z.B.D., and Chris and Diane Denson, individually and as next friends of Baby L.D.L., on behalf of themselves and all others similarly situated, v. Purdue Pharma L.P.; Purdue Pharma, Inc.; The Purdue Frederick Company, Inc.; McKesson Corporation; Cardinal Health, Inc.; AmeriSourceBergen Corporation; Teva Pharmaceutical Industries, Ltd.; Teva Pharmaceuticals USA, Inc.; Cephalon, Inc.; Johnson & Johnson; Janssen Pharmaceuticals, Inc.; Ortho-McNeil-Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Janssen Pharmaceuticals, Inc. n/k/a Janssen Pharmaceuticals, Inc.; Endo Health Solutions Inc.; Endo Pharmaceuticals, Inc; Allergan PLC; Watson Pharmaceuticals, Inc. n/k/a Actavis, Inc.; Watson Laboratories, Inc.; Actavis LLC; Actavis Pharma, Inc. f/k/a Watson Pharma, Inc.; and Fred’s Stores of Tennessee, Inc. was filed in the Circuit Court of Fayette County, Tennessee for the 25th Judicial District at Somerville. The complaint fails to allege any wrong-doing by the Company. The Complaint is filed as a class action seeking various remedies allowed under Federal and state laws. The Company denies any purported wrong-doing. On May 9, 2018, the Company filed a Motion to Dismiss for Lack of Standing, a Motion to Dismiss Plaintiff’s Product Liability Causes of Action, a Motion to Dismiss for Statute of Limitations, and a Motion to Dismiss for Failure to State a Claim on which Relief may be Sought (collectively, the “May 9, 2018 Motions”). The Court has not ruled on the May 9, 2018 Motions. On May 9, 2018 this matter was transferred to the United States District Court for the Northern District of Ohio as part of the National Prescription Opiate Litigation Multidistrict Litigation. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable, and an estimate is unavailable. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

The Company’s stock price at the close of the market on April 30, 2019 was $1.46.  As of April 30, 2019, there were 586 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders

Dividend Policy

On December 6, 2017, the Company announced that it has cancelled its quarterly cash dividend payment. There were no dividend declared or paid during the year-ended February 2, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 27, 2007, the Board approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest.

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program allowed for the repurchase of up to 3.8 million shares of the Company’s outstanding voting common stock.  This amended repurchase program was completed on January 24, 2019.

On January 30, 2019, the Company announced that it had approved a new share repurchase program in order to acquire up to 3.5 million shares of the Company’s common stock.  Under the new program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions.  No assurance can be given that any particular amount of common stock will be repurchased.  This new repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time.  As of the date hereof, no shares have been repurchased under this new program.

The table below sets forth the Company’s share repurchases during fiscal year 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
Balance at February 3, 2018	—	$—	—		2,558,000
February 4 - March 3, 2018	—	$—	—		2,558,000
March 4 - March 31, 2018	—	$—	—		2,558,000
April 1 - May 5, 2018	—	$—	—		2,558,000
May 6 - June 2, 2018	—	$—	—		2,558,000
June 3 - June 30, 2018	—	$—	—		2,558,000
July 1 - August 4, 2018	—	$—	—		2,558,000
August 5 - September 1, 2018	—	$—	—		2,558,000
September 2 - September 29, 2018	—	$—	—		2,558,000
September 30 - November 3, 2018	—	$—	—		2,558,000
November 4 - December 1, 2018	—	$—	—		2,558,000
December 2 - January 5, 2019	1,507,302	$1.97	1,507,302		1,050,698
January 6 - February 2, 2019	1,050,698	$2.73	1,050,698	3,500,000	3,500,000

ITEM 6: Selected Financial Data

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Accounting Periods

The following information contains references to years 2018 and 2017, which represent the Company’s fiscal years ended February 2, 2019 and February 3, 2018, respectively.  This discussion and analysis should be read with, and is qualified in its entirety by, Item 8: “Consolidated Financial Statements and Notes”, as well as the “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” sections of this Form 10-K.

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business.  Accordingly, the Company’s specialty pharmacy business met the criteria for “Assets Held for Sale” in accordance with Accounting Standard Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment as of February 3, 2018.  The specialty pharmacy assets and liabilities are reflected as “held for sale” on the consolidated balance sheet in accordance with ASC 360, at February 3, 2018 and January 28, 2017.  In addition, the results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations-Discontinued Operations for all periods presented (Note 2).

On May 4, 2018, Fred’s entered into an Asset Purchase Agreement (the “Specialty Asset Purchase Agreement”) with Advance Care Scripts, Inc. (the “Specialty Buyer”), pursuant to which the Specialty Buyer agreed to purchase certain specialty pharmacy assets, consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property. The Specialty Buyer paid Fred’s approximately $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the specialty pharmacy assets was completed.

On September 7, 2018 the Company entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation. On October 23, 2018, the Company entered into an amendment to the Asset Purchase Agreement (the “Amendment”). Under such Asset Purchase Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), the Company agreed to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s 346 retail pharmacy stores (such assets from such 179 retail pharmacy stores collectively referred to as “Retail Pharmacy”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Retail Pharmacy assets up to an approximately $35 million cap, in each case subject to certain adjustments. During the third quarter of 2018, the assets therefore met the criteria for “Assets held for sale” in accordance with ASC 360. Such assets have been reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360. In addition, the results of operations have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented. Amounts and percentages for all periods discussed reflect the results of operations and financial condition from Fred’s continuing operations, unless otherwise noted.

As of January 17, 2019, the Company had closed the transactions contemplated by the Amended WBA Asset Purchase Agreement, and the Company had received cash proceeds of approximately $156.1 million, plus approximately $20.6 million for the inventory included in the sale, in each case after adjustment as described in the Amended Asset Purchase Agreement. The Company used the proceeds received in the transaction to pay down the Company’s existing indebtedness and for general corporate purposes.

During the fourth quarter of 2018, the Board approved a plan to actively market its headquarters building located in Memphis, TN.  As a result, the Company has reclassified the headquarters building to assets held for sale in accordance with ASC 360 – Assets held for sale. The building has been reclassified to held for sale on the consolidated balance sheet and the depreciation associated with the asset has concluded. The Company has assessed the fair value of the building based on the selling price of other assets within the surrounding area. The market price is reasonable in relation to the current selling price of similar assets on the market. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Excluding the “Assets Held for Sale and Discontinued Operations” subsections amounts and percentages, all periods discussed below reflect the results of operations and financial conditions from Fred’s continuing operations.

Executive Overview

As of February 2, 2019, Fred’s and its subsidiaries operated 568 general merchandise and pharmacy stores, including 11 franchised locations. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to large discount retailers, making our offerings a significant value-add.  Our mission is to improve the lives of customers by selling products that deliver value and convenience to the communities we serve. With a unique store format and strategy that combines the best elements of a value-focused retailer with a drug store, Fred’s stores offer more than 14,000 frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections, along with closeout merchandise throughout the store. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

Our competitive model is built on two key differentiators. The first is our discount merchandise offerings, which include a diverse array of value-priced staple and discretionary products including toys, pet accessories, hardware, appliances and home furnishings, among others. This differentiates us from the traditional drug channel. The second is our convenience offerings including food, candy, paper, chemicals, tobacco, beer and wine, along with over-the-counter drug and health & beauty products. Our assortment and pricing strategies enable us to compete across industries.  In sum, we are a one-stop-shop whose customized cross-sector offerings differentiate us from competitors across industries.

Going Concern

As discussed elsewhere in this Form 10-K, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.”  For additional information, see “Liquidity and Capital Resources” below and Item 1A: “Risk Factors” included elsewhere in this Form 10-K, as well as Note 1 to the Consolidated Financial Statements included in Part II of this Form 10-K.

Progress on Turnaround and Strategic Initiatives

Fred’s continued executing its turnaround strategy during the 2018 fiscal year and the team remains focused on creating value through execution of the following strategic initiatives:

•	Monetizing non-core assets;
•	Reducing selling, general and administrative expenses;
•	Driving traffic;
•	Improving assortment and optimizing inventory levels;
•	Generating free cash flow;
•	Closing underperforming stores; and
•	Reducing debt levels.

On April 11, 2019, the Company announced that the Board had approved a plan to close 159 underperforming stores (the “Closures”). The decision to close these stores was the result of a comprehensive evaluation of the Company’s store portfolio, which examined historical and recent store performance and the timing of lease expirations, among other factors.  The Company intends to close these stores by the end of May 2019.  The timing of the Closures is subject to change until finalized, and the actual timing may vary materially based on various factors. The Company is further evaluating certain additional store closures, although no applicable approvals to do so have been obtained at this time.

On April 11, 2019, the Company also announced that it had retained PJ Solomon to assist the Board in undertaking a comprehensive review of the full range of strategic alternatives available to the Company, which may include an evaluation of the Company’s current operating plan, as well as potential alternatives to maximize value, including, among other things, a sale, merger, a consolidation or business combination, further store closures, asset divestitures, financing transactions or restructurings.

The Company has not set a timetable for completion of the evaluation process. As previously disclosed, no decision has been made to pursue any specific strategic transaction or any other strategic alternative, and there can be no assurance that the Board’s exploration of strategic alternatives will result in the completion of any transaction or other alternative. The Company does not intend to discuss or disclose developments with respect to this process unless and until the Board has approved a specific transaction, or otherwise deems further disclosure is appropriate or if disclosure is required by applicable law.

Front Store

During fiscal year 2018, we continued to make improvements to the front store that we believe will result in better operating performance going forward, including:

•	Continued reductions in our workforce and other operating expenses, which should result in lower selling, general and administrative expenses on a go forward basis;
•	Growth in new categories such as closeouts, beer and wine, lottery and expansion of certain private brand offerings throughout many departments;
•	Implementation of our “Fred’s Rewards Club” loyalty program, which now has over one million members; and
•	Continued reductions in unproductive inventory and optimization of merchandise selection throughout the front store.

Retail Pharmacy

During fiscal year 2018, we closed two significant transactions involving our pharmacy portfolio. During the second quarter of fiscal year 2018, we completed the sale of our specialty pharmacy business to a subsidiary of CVS for a cash purchase price of $40.0 million, plus an additional $5.5 million for inventory.  During the fourth quarter of fiscal 2018, we completed our sale of certain prescription files and the related data and records, retail pharmaceutical inventory and certain other assets from 179 of the Company’s retail pharmacy stores to Walgreen Co. for a cash purchase price of approximately $176.7 million.  We are also continuing to pursue the sale of our remaining pharmacy assets as part of our previously announced plan to unlock shareholder value by monetizing non-core assets.

Within our remaining the retail pharmacy portfolio, we continue to focus on execution of the following key initiatives:

•	Continued reduction in operating expenses for the retail pharmacy business;
•	Continuing aggressive inventory management by reducing inventory levels and analyzing the profitability of every script filled while delivering excellent care to patients;
•	Expanding our 340B program to help customers and healthcare partners gain access to more affordable drugs; and
•	Deepening relationships with payors to gain access to new networks, resulting in the potential to drive increased traffic and more prescriptions

Customer Experience

To enhance our customer’s experience, we have implemented holistic, store-wide assessments of productivity and customer traffic to identify key customer priorities and tailor our offerings accordingly. To increase our customer touch-points and mobilize our value offerings, we launched a fully integrated smartphone application in 2017, which sends targeted coupons and discount offerings to customers, which we expect will increase return trips.  The application also includes My Prescriptions, a summary of users’ prescriptions on file with Fred’s, Quick Fill, allowing customers to efficiently refill prescriptions and obtain the medicine they need, Rx Transfer, which allows patients to easily transfer prescriptions from another pharmacy to Fred’s pharmacy, as well as a store locator. We continue to implement our “Fred’s Rewards Club” loyalty program, which now has over one million members.

In 2019, we continue to focus on improving trends in Front Store and Retail Pharmacy sales and gross margin and reducing inventory and expenses throughout the business, all with the goal of improving cash flow and reducing debt.

Results of Operations

The following table provides a comparison of Fred's financial results for the past two years. In this table, categories of income and expense are expressed as a percentage of sales.

	For the Years Ended
	February 2, 2019	February 3, 2018
Net sales	100.0%	100.0%
Cost of good sold [1]	74.6	73.9
Gross profit	25.4	26.1
Impairment expense	2.6	0.2
Selling, general and administrative expenses [2]	33.0	35.7
Operating (loss) income	(10.2)	(9.8)
Interest expense, net	0.6	0.5
Income before taxes	(10.8)	(10.3)
Income taxes	0	0.1
Net income	(10.8)%	(10.4)%

[1]	Cost of goods sold includes the cost of product sold, along with all costs associated with inbound freight.
[2]

Selling, general and administrative expenses include the costs associated with purchasing, receiving, handling, securing and storing product.  These costs are associated with products that have been sold and no longer remain in ending inventory. The table above reflects selling, general and administrative expense, including depreciation and amortization.

Comparable Stores Sales. A store is first included in comparable store sales after the end of the 12th month following the store's grand opening month.  Our calculation of comparable store sales represents the increase or decrease in net sales for these stores and includes stores that have been remodeled or relocated during the reporting period. The majority of our remodels and relocations do not include expansion. The purpose of the remodel or the relocation is to change the store’s layout, refresh the store with new fixtures, interiors or signage or to locate the store in a more desirable area. This type of change to the store does not necessarily change the product mix or product departments; therefore, on a comparable store sales basis, the store is the same before and after the remodel or relocation. In relation to remodels and relocations, expansions have been much more infrequent and consequently, any increase in the selling square footage is immaterial to the overall calculation of comparable store sales.

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

Fiscal 2018 Compared to Fiscal 2017

Sales

Net sales for 2018 decreased to $1,272 million from $1,396 million in 2017 for a year-over-year decrease of $124.1 million or 8.9%.  Comparable store sales for 2018 decreased 1.7% from the same period last year.

General merchandise (non-pharmacy) sales in 2018 decreased 11.8% over 2017 front store sales.  The decrease year over year is primarily due to the executed clearance of merchandise during the fiscal year 2018 of products that management identified as low-productive combined with our out of stock position of many key items related to front store sales.

The Company’s pharmacy department sales were 32.0% of total sales in 2018 compared to 29.7% of total sales in 2017. The total sales in this department increased 2.3% over 2017, with third party prescription sales representing approximately 96% and 94% of total pharmacy department sales in 2018 and 2017, respectively.

Sales to Fred's franchised locations during 2018 decreased by $2.1 million to $13.0 million or 1.0% of sales compared to $15.1 million or 1.1% of sales in 2017. The Company does not intend to expand its franchise network and has the authority under its franchise agreements to terminate such network.

The following table provides a comparison of the sales mix for 2018 and 2017.

	For the Years Ended
	February 2, 2019	February 3, 2018
Pharmacy	32.0%	29.7%
Consumables	38.9%	37.8%
Household Goods and Softlines	28.1%	31.4%
Franchise	1.0%	1.1%
Total Sales Mix	100.0%	100.0%

For 2018, comparable store customer traffic decreased 7.6% over last year while the average customer transaction size increased to $19.47 from $18.27.

Gross Profit

Gross profit for the year decreased to $323.0 million in 2018 from $363.8 million in 2017, a year-over-year decrease of $40.8 million, or 11.2%.  Factors contributing to the decline in gross profit were related to continued pressures we experienced in our retail pharmacy business, specifically related to prescription rebates in 2017 that did not recur in 2018. In the front store, gross profit was impacted by a shift in sales mix from general merchandise to food and consumables. Gross margin rate, measured as a percentage of net sales, decreased to 25.4% in 2018 from 26.1% in 2017, a 70-basis point decline. Gross margin rate decline was mainly driven by an increase in promotional markdowns and an increase in direct and indirect remuneration fees for pharmacy preferred network claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, decreased to $419.3 million or 33.0% of sales in 2018 from $498.3 million or 35.7% of sales in 2017.  This decrease was primarily due to the impact of bank fees, financing termination fees and professional fees incurred in 2017 related to the attempted Rite Aid acquisition and the closing of 39 underperforming stores in the prior year that were not repeated in 2018. Additionally, costs decreased as a result of the cost containment measures and workforce reductions experienced during fiscal 2018. Management will continue efforts in focusing on aligning selling general and administrative expenses with the demands of the business in fiscal 2019.

Impairment Expense

Impairment expense of $33.2 million was recorded in fiscal 2018 related to long lived assets, including intangibles related to the decline in the operating results of operations compared to the $2.5 million recorded in Fiscal 2017.

Operating Loss

Operating loss decreased $7.5 million to $129.6 million or 10.2% of sales in 2018 from an operating loss of $137.0 million or 9.8% of sales in 2017. The decrease was due primarily to the decrease in sales volume offset by the decrease in selling, general and administrative expenses, as discussed above.

Interest Expense, Net

Net interest expense for 2018 totaled $7.6 million or 0.6% of sales compared to $6.3 million or 0.5% of sales in 2017. Interest expense increased as a result of the increased borrowings under our Revolving Credit Agreement.

Income Taxes

The effective income tax rate from continuing operations was 0.0 % in 2018 compared to (0.9)% in 2017. The rate change was primarily due to the change in the valuation allowance and the impairment charges incurred during the year ended February 2, 2019.

Net Loss

Net loss decreased to $137.2 million or $(3.76) per share in 2018 from a loss of $144.5 million or $(3.87) per share in 2017, a decrease of $7.4 million.  The decrease in net loss was due to the decrease in certain selling, general and administrative expenses as described in the Selling, General and Administrative Expenses section above.

Liquidity and Capital Resources

Overview

The Company’s principal capital requirements include funding new stores and pharmacies including the investment in acquisitions, remodeling existing stores and pharmacies, maintaining stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its Revolving Credit Agreement (as defined below). The Company had working capital of $154.7 million and $161.1 million for the year-ended 2018 and 2017, respectively. Working capital fluctuates in relation to profitability, working capital initiatives, seasonal inventory levels, and the level of store openings and closings. Working capital at year-end 2018 decreased $6.4 million from the year-ended 2017 primarily due to the operational needs of the Company.

We have incurred losses caused by wind and flood damage, which consisted primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash flow used in operating activities totaled $91.5 million in 2018 compared with net cash flow used in operating activities of $44.7 million in 2017. The cash flow used in operating activities in 2018 was driven by the net loss partially offset by the decrease in accounts receivable and inventory.

Net cash provided by investing activities totaled $208.7 million in 2018 compared to net cash used in investing activities of $15.1 million in 2017. Net cash provided by investing activities for the year ended 2018 primarily related to cash proceeds received related to sale of the specialty pharmacy to an affiliate of CVS Health Corporation and the sale of certain assets within retail pharmacy to Walgreens Co. during fiscal 2018, offset by purchases of capital expenditures during the fiscal year 2018.

Capital expenditures in 2018 totaled $9.0 million compared to $15.8 million in 2017. The capital expenditures during 2018 consisted primarily of existing store and pharmacy improvements.

Net cash used in financing activities totaled $118.4 million in 2018 compared to net cash provided by financing activities of $48.0 million in 2017. Cash flows used in financing activities for 2018 related primarily to payments on the revolving line of credit while cash provided by financing activities in 2017 was driven by draws on the revolving line of credit under our Revolving Credit Agreement. Additionally, in 2017 $6.8 million was utilized to pay cash dividends.

The Board regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors

On December 6, 2017, the Company announced the cancellation of quarterly cash dividends, thus no dividends were paid during fiscal year 2018. Our ability to begin paying dividends again in the future will depend upon, among other things, our future earnings, cash flows and restrictive covenants under our Revolving Credit Agreement and under any future credit agreements to which we may be a party.

On August 27, 2007, the Board approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest.

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program allowed for the repurchase of up to 3.8 million shares of the Company’s outstanding voting common stock.  The Company repurchased approximately 2.6 million shares in the fourth quarter of 2018 and completed this repurchase program on January 24, 2019.

On January 30, 2019, the Company announced that it had approved a new share repurchase program in order to acquire up to 3.5 million shares of the Company’s common stock.  Under the new program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions.  No assurance can be given that any particular amount of common stock will be repurchased.  This new repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date hereof, no shares have been repurchased under this new program.

Cash and cash equivalents were $5.4 million at the end of 2018 compared to $6.6 million at the end of 2017.

Revolving Credit Agreement

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (as amended as of October 23, 2015, December 28, 2016, January 27, 2017, July 31, 2017, August 22, 2017, April 5, 2018 and August 23, 2018, and as supplemented by the Addendum (as defined below), the “Revolving Credit Agreement”) with Regions Bank and Bank of America, N.A. The Revolving Credit Agreement provides for aggregate loan commitments of $210.0 million and matures on April 9, 2020.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  As of February 2, 2019, outstanding borrowings under our Revolving Credit Agreement were $58.6 million, $17.6 million of letters of credit were outstanding, and excess availability was $80.3 million (based on a borrowing base of $156.5 million at such time).  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%.  The spread depends on the level of excess availability.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

The Revolving Credit Agreement contains restrictive covenants that, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries  to: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends, redeem stock or make other distributions; (iii) make acquisitions, investments and loans; (iv) create liens; (v) transfer or sell assets; (vi) merge, consolidate or sell, lease, transfer or otherwise dispose of all or substantially all of the Company’s assets; (vii) enter into hedging arrangement; and (viii) enter into certain transactions with the Company’s affiliates.

Under the Revolving Credit Agreement, an “Account Control Event” occurs if either an event of default is continuing, or excess availability falls below the greater of $26,250,000 and 12.5% of the commitments, following which time, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s collection accounts to the repayment of the loans outstanding under the Revolving Credit Agreement. Furthermore, the Company has a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.

The Company’s failure to comply with obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of the Company’s indebtedness and other remedies. If our indebtedness is accelerated, the Company cannot be certain that it would have sufficient funds available to pay the accelerated indebtedness or that the Company will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Recent Developments Relating to the Revolving Credit Agreement

On April 15, 2019, Bank of America, N.A. imposed a reserve of an additional $20.0 million under our Revolving Credit Agreement in connection with our previously-announced planned closures of 159 stores and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an Account Control Event in connection with such closures and exercised control over our collection accounts.

As referenced below under the heading “–Going Concern,” the audit report prepared by our auditors with respect to the financial statements in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 will result in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant will constitute an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”).  In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default have occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).

An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement (the “Default Rate”). As of the date of this Annual Report on Form 10-K, the lenders under the Revolving Credit Agreement have not taken any action to accelerate our indebtedness, impose the Default Rate or exercise other remedies with respect to the Revolver EODs, but there can be no assurance that such lenders will not do so in the future.  Fred’s is currently seeking an agreement with its lenders pursuant to which such lenders would forbear for a period of time from seeking remedies on account of, or waive, the Revolver EODs, but there is no assurance that Fred’s will receive such forbearance or waivers.  If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

As a result of the foregoing, the Company has classified the outstanding borrowings under the Revolving Credit Agreement as short-term, even though the maturity date is beyond twelve months from our balance sheet date.

Recent Amendments Affecting Revolving Credit Agreement

On August 23, 2018, the Company entered into the Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement (the “August 2018 Amendment”). Among other changes, the August 2018 Amendment decreased, at the Company’s request, the revolving loan commitment from $270.0 million to $210.0 million, permitted certain sale-leaseback transactions, allowed transfers of properties to non-Loan Party (as defined in the Credit Agreement) subsidiaries for financing and allowed for the assumption of debt and financing for such transactions, permitted the sale of real estate, other than distribution centers for fair market value and added repurchases and redemption to the definition of restricted payments, which are limited under the restricted payments covenant.

On October 15, 2018, the Company entered into the Third Amendment to the Amended and Restated Addendum to Credit Agreement (the “October 2018 Amendment”). The October 2018 Amendment amended the Company’s existing Amended and Restated Addendum to Credit Agreement, dated as of January 27, 2017 (as amended as of July 31, 2017, August 23, 2018 and October 15, 2018, the “Addendum”).  Among other things, the Third Amendment increased the frequency of certain financial reporting obligations of the Company and its subsidiaries to the lenders that applied only during the period from October 15, 2018 until November 30, 2018, reduced the excess availability requirements during such period, and increased the percentage of the projected value of customer prescription files under the borrowing base, potentially allowing for increased borrowing capability during such period.

Going Concern

The Company has experienced significant net losses and negative cash flows from operating activities in recent years, and we cannot assure you that such losses and negative cash flows will not continue for the foreseeable future. For the fiscal years ended February 2, 2019 and February 3, 2018, we incurred net losses of $137.2 million and $144.5 million, respectively, and our net cash flows used in operating activities were $91.5 million and $44.7 million, respectively.  Furthermore, the Company has limited availability under its Revolving Credit Agreement, which along with cash from operations has traditionally been the Company’s primary source of working capital.  As of April 30, 2019, the Company had outstanding borrowings of $78.4 million under our Revolving Credit Agreement and excess availability of $37.1 million.  Under our Revolving Credit Agreement, we have a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.  The Company’s failure to comply with the financial covenants and other obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies. If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.  Furthermore, our Revolving Credit Agreement has a maturity date of April 9, 2020, and we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated its plans to alleviate this doubt, including engaging PJ Solomon in April 2019 to assist the Company in evaluating its strategic alternatives.  In addition, while we analyze these strategic alternatives, the Company is also assessing potential alternative financing arrangements and undertaking a number of operational measures that we believe will enhance our cash position and improve our profitability, including, among other things:

•	Closing 159 stores by approximately the end of May 2019 and liquidating the inventory located at those stores, along with sale events at our other stores;
•	Attempting to renegotiate leases with our landlords to more favorable terms;
•	Reducing general and administrative expenses by eliminating corporate positions and expenses; and
•	Reducing capital expenditures associated with certain information technology and real estate projects.

The Company can provide no assurance, however, regarding the outcome of its evaluation of strategic alternatives, that alternative financing will be on terms acceptable to us or at all, or that the operational measures being undertaken by the Company will be successful in improving the Company’s financial performance, in which case the Company may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

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

Revenue Recognition. The Company markets goods and services through 557 Company-owned stores and 11 franchised stores.  Net sales include sales of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse.

Sales

The vast majority of Fred’s contracts with customers are made at the point of sale (POS) in the retail stores, and the performance obligation is the transfer of merchandise which is satisfied at POS when the customer pays for merchandise and title transfers to them.

340B Revenues

We evaluated principal versus agent considerations with regards to the 340B Direct program under Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers (Topic 606) – ASC 606. Because Fred’s is primarily responsible for fulfilling the promise to provide the 340B Direct prescription drugs and assumes control of and risk for inventory prior to transfer of goods to the customer, including pricing apart from when determined by federal mandate, Fred’s recognizes revenue on a gross basis as principal for the 340B Direct program.

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

Gift Card and Breakage

When customers purchase gift cards, the sale is not recognized until the card is redeemed. The gift cards are not always fully redeemed and as such, the Company recognizes breakage. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. Based on the results from the historical breakage model, the Company defines the likelihood of redemption as remote after three years of no activity.

The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized, and the gift card liability is reduced as the customer redeems the gift card.

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

Franchise Fees

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2018 and 2017 was $0.6 million and $0.7 million, respectively.

Inventories. Merchandise inventories are stated at the lower of cost or net realizable value (NRV) using the retail first-in, first-out method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or NRV and the inherent uncertainties therein are discussed in the following paragraphs.

In order to assure valuation at the lower of cost or NRV, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at NRV. Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or NRV as is prescribed by U.S. GAAP.

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

Impairment. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company reviews for impairment all stores open at least 3 years or remodeled more than 2 years ago. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease or 10 years for owned stores. The Company’s estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability, which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired in accordance with ASC 350, Intangibles – Goodwill and Other. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

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

Fixed Assets. The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets.  If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon a discounted cash flow model.

Lease Termination. For lease obligations related to closed stores, we record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed).  The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420, Exit or Disposal Cost Obligations.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

Vendor Rebates and Advertising Costs. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores. In accordance with ASC 606 Revenue from Contracts with Customers, rebates received from a vendor are recorded as a reduction of cost of sales when the product is sold or a reduction to selling, general and administrative expenses if the reimbursement represents a specific incremental and identifiable cost. Should the allowance received exceed the incremental cost, then the excess is recorded as a reduction of cost of sales when the product is sold. Any excess amounts for the periods reported are immaterial. Any rebates received subsequent to merchandise being sold are recorded as a reduction to cost of goods sold when received.

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

Income Taxes. The Company reports income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities See Note 6: Income Taxes for additional information.

In June 2006, the FASB Interpretation No. 48 (ASC 740), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109 that is codified in ASC 740. We adopted ASC 740 as of February 4, 2007, the first day of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 6: Income Taxes for additional information.

ASC 740 further requires that interest and penalties required to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with ASC 740 in the financial statements as a component of income tax expense. Accrued interest and penalties related to our unrecognized tax benefits are recorded in the consolidated balance sheet within “Other non-current liabilities.”

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Valuation allowances against the deferred tax assets totaled $63.0 million and $59.3 million on February 2, 2019 and February 3, 2018, respectively

Recent Accounting Pronouncements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides companies with the option to reclassify tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) within Accumulated Other Comprehensive Income into Retained Earnings. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its financial position, results of operations and cash flows.

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

In February 2016, the FASB established ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-the Company model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard on February 3, 2019 on a modified retrospective basis and will not restate comparative periods. We elected to accept all of the practical expedients permitted under the guidance, with the exception of the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The Company has selected a lease accounting and administration software to maintain all leases in compliance with this pronouncement and is currently working on the software implementation and testing, as well as accounting process development to ensure compliance with this standard in 2019. We are evaluating the necessary changes to our controls and processes to address the lease standard. Adoption of the standard is expected to have a material impact on our consolidated statement of financial position for the addition of lease assets and liabilities, primarily related to real estate operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. We are evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in our first 10-Q filing for fiscal 2019. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.

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

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fred’s, Inc.

Memphis, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fred’s, Inc. (the “Company”) and subsidiaries as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at February 2, 2019 and February 3, 2018, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 3, 2019 expressed an adverse opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Memphis, Tennessee

May 3, 2019

FRED’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	February 2,	February 3,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,353	$6,573
Inventories	246,517	263,831
Receivables, less allowance for doubtful accounts of $1,360 and $1,355, respectively	22,970	37,720
Other non-trade receivables	30,412	31,500
Current assets held for sale	—	35,247
Prepaid expenses and other current assets	10,074	10,055
Total current assets	315,327	384,926
Property and equipment, less accumulated depreciation and amortization	66,346	110,539
Noncurrent assets held for sale	4,839	67,185
Intangible assets, net	21,463	34,347
Other noncurrent assets, net	1,050	568
Total assets	$409,025	$597,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,107	$129,213
Current portion of indebtedness	58,641	65
Accrued expenses and other	58,352	67,977
Current liabilities held for sale	—	26,572
Total current liabilities	214,100	223,827
Long-term portion of indebtedness	14,446	167,100
Noncurrent liabilities held for sale	—	48
Other noncurrent liabilities	15,015	25,542
Total liabilities	243,560	416,517

Commitments and contingencies (see Note 3-Indebtedness, Note 6-Long-Term Leases and Note 10-Other Commitments and Contingencies)
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series A junior participating nonvoting, no par value, 224,594 shares authorized, none outstanding	—	—
Preferred stock, Series B junior participating voting, $100 par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, 38,788,689 and 38,366,517 shares issued and outstanding, respectively	127,182	123,950
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Treasury Stock, at cost; 3,800,000 shares at February 2, 2019 and 1,242,000 shares at February 3, 2018.	(10,823)	(4,975)
Retained earnings	48,547	61,514
Accumulated other comprehensive income	559	559
Total shareholders’ equity	165,465	181,048
Total liabilities and shareholders’ equity	$409,025	$597,565

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	February 2,	February 3,
	2019	2018
Net sales	$1,271,746	$1,395,845
Cost of goods sold	948,777	1,032,058
Gross profit	322,969	363,787

Depreciation and amortization	31,273	35,301
Impairment expense	33,243	2,489
Selling, general and administrative expenses	388,003	462,998
Operating loss	(129,550)	(137,001)

Interest expense	7,581	6,297
Loss before income taxes	(137,131)	(143,298)

Provision for income taxes	52	1,241
Loss from continuing operations	(137,183)	(144,539)
Income (loss) from discontinued operations, net of tax	124,216	(5,646)
Net loss	$(12,967)	$(150,185)

Net (loss) income per share - basic
Continuing operations	$(3.76)	$(3.87)
Discontinued operations	3.40	(0.15)
Total loss per common share - basic	$(0.36)	$(4.02)

Net (loss) income per share - diluted
Continuing operations	$(3.76)	$(3.87)
Discontinued operations	3.40	(0.15)
Total loss per common share - diluted	$(0.36)	$(4.02)

Weighted average common shares outstanding
Basic	36,510	37,392
Effect of dilutive stock options	—	—
Diluted	36,510	37,392

FRED’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	February 2,	February 3,
	2019	2018
Comprehensive loss:
Net loss	$(12,967)	$(150,185)
Other comprehensive expense, net of tax
Postretirement plan adjustment	—	93

Comprehensive loss	$(12,967)	$(150,092)

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, January 28, 2017	37,940,040	118,090	—	—	218,640	466	337,196
Cash dividends paid ($.18 per share)					(6,847)		(6,847)
Restricted stock grants and cancellations	392,202						—
Issuance of shares under employee stock purchase plan	90,225	551					551
Repurchased and cancelled shares	(55,950)	(590)					(590)
Stock-based compensation		5,899					5,899
Adjustment for postretirement benefits (net of tax)					(94)	93	(1)
Purchase of Treasury Stock			(1,242,000)	(4,975)			(4,975)
Net loss					(150,185)		(150,185)
Balance, February 3, 2018	38,366,517	123,950	(1,242,000)	(4,975)	61,514	559	181,048
Restricted stock grants and cancellations	509,367
Issuance of shares, other							—
Retired shares under employee stock ownership plan	(87,195)	(149)					(149)
Repurchased and cancelled shares			(2,558,000)	(5,848)			(5,848)
Stock-based compensation		3,381					3,381
Adjustment for postretirement benefits (net of tax)						-	—
Net loss					(12,967)	-	(12,967)
Balance, February 2, 2019	38,788,689	127,182	(3,800,000)	(10,823)	48,547	559	165,465

See accompanying notes to consolidated financial statements.

FRED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 2, 2019	February 3, 2018
Cash flows from operating activities:
Net loss	$(137,183)	$(144,539)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	31,273	35,301
Net gain on asset disposition	(3,624)	(275)
Provision for store closures	286	7,690
Asset impairments	33,243	2,489
Stock-based compensation	3,279	4,619
(Recovery) for uncollectible receivables	(25)	(241)
LIFO reserve increase	—	1,446
Deferred income tax benefit	100	(2,083)
Amortization of debt issuance costs	594	273
Benefit for postretirement medical	(1)	(1)
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	14,618	3,650
Insurance receivables	—	276
Inventories	17,514	28,723
Other assets	(592)	6,983
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(41,732)	5,083
Income taxes receivable	1,255	(5)
Other noncurrent liabilities	(10,527)	5,907
Net cash used in operating activities of continuing operations	(91,523)	(44,703)

Cash flows from investing activities of continuing operations:
Capital expenditures	(9,005)	(15,753)
Proceeds from asset dispositions	2,203	2,206
Net proceeds from discontinued operations	215,469	-
Insurance recoveries for replacement assets	—	119
Asset acquisitions, net (primarily intangibles)	—	(1,718)
Net cash provided by (used in) investing activities of continuing operations	208,667	(15,146)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(64)	(59)
Proceeds from revolving line of credit	741,210	910,181
Payments on revolving line of credit	(835,402)	(871,081)
Debt issuance costs	(416)	(597)
Proceeds (payments) from exercise of stock options and employee stock purchase plan	(149)	(39)
Transfer (to) from discontinued operations	(17,695)	21,464
Repurchase of shares	(5,848)	(4,975)
Cash dividends paid	—	(6,847)
Net cash (used in ) provided by financing activities of continuing operations	(118,364)	48,047

Decrease in cash and cash equivalents	(1,220)	(11,802)

Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	(17,695)	26,282
Cash flows from investing activities of discontinued operations, net	—	—
Cash flows from financing activities of discontinued operations, net	17,695	(13,737)
Net increase (decrease) in cash and cash equivalents	(1,220)	743
	—
Cash and cash equivalents, beginning of year	6,573	5,830
Cash and cash equivalents of discontinued operations/held for sale operations, beginning of year	—	—
Net increase (decrease) in cash and cash equivalents	(1,220)	743
Less: cash and cash equivalents of discontinued/held for sale operations at end of year	—	—
Cash and cash equivalents, end of year	$5,353	$6,573
	—
Supplemental disclosures of cash flow information:	—
Interest paid	7,747	6,297
Income taxes refunded	(1,648)	(1,721)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. The primary business of Fred's, Inc. and its subsidiaries ("Fred's", “We”, “Our”, “Us” or “Company”) is the sale of general merchandise through its retail discount stores and full-service pharmacies. In addition, the Company sells general merchandise to its 11 franchisees. As of February 2, 2019, the Company had 557 retail stores, 169 of which had pharmacies and 11 franchised stores located in 15 states mainly in the Southeastern United States. We are licensed to dispense pharmaceuticals in 14 states.

Basis of Presentation.  The Consolidated Financial Statements include the accounts of Fred's, Inc. and its subsidiaries.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant intercompany accounts and transactions are eliminated.  Amounts are in thousands unless otherwise noted.

During the second quarter of 2018, the Company completed the sale of its specialty pharmacy business for a cash purchase price of $40.0 million (plus an additional $5.5 million for inventory).

During the fourth quarter of 2018, the Company completed its sale of certain prescription files and the related data and records, retail pharmaceutical inventory and certain other assets from 179 of the Company’s retail pharmacy stores for an aggregate cash consideration of approximately $176.7 million. The results of operations for both businesses have been presented as discontinued operations in accordance with Accounting Standards Codification (“ASC” Topic 205-20) Results of Operations – Discontinued operations for all periods presented.

In addition, during the fourth quarter of 2018, the Company’s Board of Directors (the “Board”) approved a plan to actively market its headquarters building located in Memphis, TN.  The building has been reflected as assets held for sale on the consolidated balance sheets in accordance with ASC 360 – Property Plant & Equipment.

Excluding the Assets Held for Sale and Discontinued Operations subsections amounts and percentages, all periods discussed below reflect the results of operations and financial conditions from Fred’s continuing operations. Refer to Note 2 for additional information on discontinued operations.

Subsequent Events. The Company has evaluated subsequent events through the financial statement issue date. See Note 15: Subsequent Events for additional discussion of the subsequent events through financial statement issuance date. See Note 4. Indebtedness

Going Concern

The Company has experienced significant net losses and negative cash flows from operating activities in recent years, and cannot offer assurance that such losses and negative cash flows will not continue for the foreseeable future. For the fiscal years ended February 2, 2019 and February 3, 2018, we incurred net losses of $136.2 million and $144.5 million, respectively, and our net cash flows used in operating activities were $91.7 million and $44.7 million, respectively.  Furthermore, the Company has limited availability under its Revolving Credit Agreement, which along with cash from operations has traditionally been the Company’s primary source of working capital.  As of April 30, 2019, the Company had outstanding borrowings of $78.4 million under our Revolving Credit Agreement and excess availability of $37.1 million.  Under our Revolving Credit Agreement, we have a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.  The Company’s failure to comply with the financial covenants and other obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies. If our indebtedness is accelerated, whether due to the Revolver EODs described in Note 4 or otherwise, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.  Furthermore, our Revolving Credit Agreement has a maturity date of April 9, 2020, and we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated its plans to alleviate this doubt, including engaging PJ Solomon in April 2019 to assist the Company in evaluating its strategic alternatives.  In addition, while we analyze these strategic alternatives, the Company is also assessing potential alternative financing arrangements and undertaking a number of operational measures that we believe will enhance our cash position and improve our profitability, including, among other things:

•	Closing 159 stores by approximately the end of May 2019 and liquidating the inventory located at those stores, along with sale events at our other stores;
•	Attempting to renegotiate leases with our landlords to more favorable terms;
•	Reducing general and administrative expenses by eliminating corporate positions and expenses; and
•	Reducing capital expenditures associated with certain information technology and real estate projects.

The Company can provide no assurance, however, regarding the outcome of its evaluation of strategic alternatives, that alternative financing will be on terms acceptable to us or at all, or that the operational measures being undertaken by the Company will be successful in improving the Company’s financial performance, in which case the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Fiscal year.

The Company utilizes a 52-53-week accounting period which ends on the Saturday closest to January 31.  Fiscal years 2018 and 2017, as used herein, refer to the years ended February 2, 2019 and February 3, 2018, respectively.  Fiscal year 2018 had 52 weeks and fiscal year 2017 had 53 weeks.

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

Allowance for doubtful accounts. The Company is reimbursed for drugs sold by its pharmacies by many different payors including insurance companies, Medicare and various state Medicaid programs. The Company estimates the allowance for doubtful accounts based on the aging of receivables and additionally uses payor-specific information to assess collection risk, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretations that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Senior management reviews account receivable on a quarterly basis to determine if any receivables are potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance account.

Inventories. Merchandise inventories are stated at the lower of cost or net realizable value (NRV) using the retail first-in, first-out method for goods in our stores and the cost first-in, first-out method for goods in our distribution centers. The retail inventory method is a reverse mark-up, averaging method which has been widely used in the retail industry for many years. This method calculates a cost-to-retail ratio that is applied to the retail value of inventory to determine the cost value of inventory and the resulting cost of goods sold and gross margin. The assumption that the retail inventory method provides for valuation at lower of cost or NRV and the inherent uncertainties therein are discussed in the following paragraphs.

In order to assure valuation at the lower of cost or NRV, the retail value of our inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases to the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal or other declines in the market value. Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at NRV. Therefore, after applying the cost to retail ratio, the cost value of our inventory is stated at the lower of cost or NRV as is prescribed by U.S. GAAP.

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

The Company calculates inventory losses (shrink) based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between yearly physical inventory counts. The estimate for shrink occurring in the interim period between physical counts is calculated on a store-specific basis and is based on history, as well as performance on the most recent physical count. It is calculated by multiplying each store’s shrink rate, which is based on the previously mentioned factors, by the interim period’s sales for each store. Additionally, the overall estimate for shrink is adjusted at the corporate level to a three-year historical average to ensure that the overall shrink estimate is the most accurate approximation of shrink based on the Company’s overall history of shrink. The three-year historical estimate is calculated by dividing the “book to physical” inventory adjustments for the trailing 36 months by the related sales for the same period. In order to reduce the uncertainty inherent in the shrink calculation, the Company first performs the calculation at the lowest practical level (by store) using the most current performance indicators. This ensures a more reliable number, as opposed to using a higher-level aggregation or percentage method. The second portion of the calculation ensures that the extreme negative or positive performance of any particular store or group of stores does not skew the overall estimation of shrink. This portion of the calculation removes additional uncertainty by eliminating short-term peaks and valleys that could otherwise cause the underlying carrying cost of inventory to fluctuate unnecessarily.  The methodology that we have applied in estimating shrink has resulted in variability that is not material to our financial statements.

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in valuing inventory at the lower of cost or NRV. For pharmacy department inventories, which were approximately $13.2 million, and $11.5 million at February 2, 2019 and February 3, 2018, respectively, cost was determined using the retail LIFO ("last-in, first-out") method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the highly inflationary Producer Price Index published by the U.S. Department of Labor for the cumulative annual periods.  The current cost of inventories was less than the LIFO cost by approximately $28.8 million at February 2, 2019 and $28.8 million at February 3, 2018 respectively. The LIFO reserve remained flat for the year ended February 2, 2019 and increased by $1.4 million for the year ended February 3, 2018.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by U.S. GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight included in merchandise inventory at February 2, 2019 is $21.3 million compared to $17.3 million at February 3, 2018.

The Company records inventory charges for the clearance of products that management identifies as low-productive and those that do not fit the Company’s go-forward model. In accordance with ASC 330, Inventory, during fiscal year 2017, the Company recorded a below-cost inventory adjustment of approximately $16.4 million (including $2.1 million for the accelerated recognition of freight capitalization expense), leaving $4.3 million in the reserve related to 2017 strategic initiatives. The inventory adjustment was recorded in cost of goods sold to value inventory at the lower of cost or net realizable value on inventory identified as low-productive. As of February 2, 2019, the Company had utilized the remaining $6.1 million (including $1.1 million for the accelerated recognition of freight capitalization expense) of the 2016 and 2017 strategic initiatives. During the fiscal year of 2018, $0.4 million was recorded as inventory charges for inventory clearance of products that management identified as low-productive and did not fit the go-forward model, however, the $0.4 million was utilized during 2018. No additional charges were recorded during 2018 related to the low productive products.

The following table illustrates the inventory charges related to the inventory clearance initiatives discussed in the previous paragraph (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance February 2, 2019
Inventory markdown on low-productive inventory (2016 initiatives)	$1.7	$0.4	$(2.1)	$—
Inventory provision for freight capitalization expense (2016 initiatives)	0.1	—	(0.1)	—
Inventory markdown on low-productive inventory (2017 initiatives)	3.3	—	(3.3)	—
Inventory provision for freight capitalization expense (2017 initiatives)	1.0		(1.0)	—
Total	$6.1	$0.4	$(6.5)	$—

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

The following average estimated useful lives are generally applied:

Building and building improvements	8-31.5 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	3-10 years or term of lease, if shorter
Auto mobiles and vehicles	3-10 years or term of lease, if shorter
Airplane	9 years

Assets under capital lease are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements. There was no amortization expense on assets under capital lease for 2018.

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

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable in accordance with ASC 840, Leases. The amount expensed but not paid was $0.4 million and $0.5 million at February 2, 2019 and February 3, 2018, respectively, and is included in “Accrued expenses and other” in the consolidated balance sheet. See Note 3:  Detail of Certain Balance Sheet Accounts for additional information.

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

Based upon an overall analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores. When we determine that an underperforming store should be closed, and a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with ASC 420, Exit or Disposal Cost Obligations. Liabilities are computed based at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420. The assumptions in calculating the liability include the timeframe expected to terminate the lease agreement, estimates related to the sublease of potential closed locations, and estimation of other related exit costs. If the actual timing and the potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. We periodically review the liability for closed stores and make adjustments when necessary.

Impairment of long-lived assets. The Company’s policy is to review the carrying value of all property and equipment as well as purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, we review for impairment all stores open at least 3 years or remodeled more than 2 years ago. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease, or 10 years for owned stores. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to management’s judgment and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon using a discounted cash flow model.

During the fiscal year 2018, the Company continued to incur significant operating losses which further yielded net losses within the consolidated statement of operations.  During 2017, current economic conditions indicated strength in the retail market, however; during the fiscal year 2018, the Company continued to incur declines in sales and gross profits, as consumer demand continued to shrink, indicating softness in the retail market. The Company witnessed other companies within the market filing for bankruptcy and/or shutting down operations.  Given the outlook on the retail market, and the change of in the Company’s management, the decision was made to re-evaluate the standing forecast for operating results and cash flows for the upcoming year and for multiple subsequent years and adjusted the forecast to align with the demands of the market and thus providing for a triggering event, which caused the Company to reassess the carrying value of its current long-lived assets, including intangibles. The Company determined that the long-lived assets failed Step 1 of the two step process and determined an impairment expense may be necessary for the difference between the carrying value and fair value of the assets.

The Company compared the fair value to carrying value or net book value of the long-lived assets, including intangibles, for both open and closed stores to determine if the carrying value of the asset exceeded the calculated fair value.  The impairment test yielded a difference between carrying value and the fair value and an impairment charge of $27.8 million was recorded as the carrying value of the assets were deemed not to be recoverable.

Additionally, during fiscal year 2018, the Company recorded an impairment charge of $4.0 million related to fixed assets in accordance with ASC 360 Impairment or Disposal of Long-Lived Assets. The assets impaired were not included as a part of the Walgreens sale, however; they were identified as a part of the disposal group. The carrying value of the assets were evaluated and it was determined the carrying value of the assets exceeded the fair market value of as of February 2, 2019. The impairment charge is recorded within impairment expense on the Consolidated Statement of Operations.

During fiscal year 2017, in association with planned closure of underperforming stores and pharmacies and based on the review of the carrying value of assets and the undiscounted future cash flows for these stores, the Company recorded impairment charges in the amount of $2.5 million. The impairment charge was recorded within impairment expense on the consolidated statement of operations.

Impairment of goodwill and other intangibles. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired in accordance with ASC 350, Intangibles – Goodwill and Other . An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

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

The analysis was broken down into two reporting units: the continuing operations and the discontinued specialty pharmacy (refer to Note 2 for more discussion surrounding discontinued operations). As of November 1, 2017, the estimated fair value of the business enterprise of the continuing operations was below the carrying value.  As a result of the analysis, management recorded an impairment to goodwill of $87 thousand in the fourth quarter of 2017, the entire balance of goodwill for the continuing operations.  The estimated fair value of the business enterprise for the discontinued specialty pharmacy exceeded the carrying value by approximately 10 percent and as a result did not have any impairment to goodwill.

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

The Company determined the fair value of the reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in a materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Company determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one-year budgeted amounts and five-year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Company determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected revenue and EBITDA to determine the preliminary enterprise value. From that preliminary enterprise value, it is further adjusted by adding cash and cash equivalents and subtracting interest-bearing debt to determine the cash-adjusted equity value. In addition, the Company estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.

One key assumption for the measurement of an impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in additional impairments in future periods. Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.  As of February 2, 2019, there was no goodwill presented within the consolidated balance sheet.

During 2017, the Company recorded $1.1 million for the accelerated recognition of amortization of intangible assets associated with the closing pharmacies.  Additionally, during the fourth quarter 2017 the Company recorded a $628 thousand impairment related to the trade name for the specialty pharmacy. Refer to Note 2 Assets held for sale and Discontinued Operations for additional discussion on discontinued operations.

During the fourth quarter of 2018, the Company recorded an impairment charge of $1.5 million related to the non-compete agreements associated with the Retail Pharmacy sale. The non-compete agreements were all associated with the related Retail Pharmacy sale.

Intangible assets. Other identifiable intangible assets primarily represent customer lists associated with acquired pharmacies and are being amortized on a straight-line basis over seven years. Based on the Company's historical experience, seven years approximates the actual lives of these assets.

(in thousands)	February 2, 2019	February 3, 2018	Estimated Useful Lives (years)
Customer prescription files	$18,743	$27,828	7
Non-compete agreements	2,334	5,356	3 - 15
Software	386	1,048	3
Other	—	115	—
	$21,463	$34,347

Amortization expense for 2018 and 2017, was $9.8 million and $10.6 million, respectively.

Estimated amortization expense for the assets recognized as of February 2, 2019, in millions for each of the next 7 years is as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Estimated amortization expense	$7.4	$6.2	$4.7	$2.3	$0.8	$0.1

Goodwill. The Company records goodwill when the purchase price exceeds the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.  On a continuing basis, the company no longer has goodwill.

Revenue recognition. The Company markets goods and services through 557 Company-owned stores and 11 franchised stores.  Net sales include sales of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to franchised stores are recorded when the merchandise is shipped from the Company’s warehouse. The vast majority of Fred’s contracts with customers are made at the point of sale (POS) in the retail stores, and the performance obligation is the transfer of merchandise which is satisfied at POS when customer pays for merchandise and title transfers to them.

340B Revenues

We evaluated principal versus agent considerations with regards to the 340B Direct program under ASC 606, Revenue from Contracts with Customers. Because Fred’s is primarily responsible for fulfilling the promise to provide the 340B Direct prescription drugs and assumes control of and risk for inventory prior to transfer of goods to the customer, including pricing apart from when determined by federal mandate, Fred’s recognizes revenue on a gross basis as principal for the 340B Direct program.

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

Gift Card and Breakage

When customers purchase gift cards, the sale is not recognized until the card is redeemed. The gift cards are not always fully redeemed and as such, the Company recognizes breakage. The Company will recognize aged liabilities as revenue when the likelihood of the gift card being redeemed is remote. Based on the results from the historical breakage model, the Company defines the likelihood of redemption as remote after three years of no activity.

The Company records a gift card liability on the date the gift card is issued to the customer. Revenue is recognized, and the gift card liability is reduced as the customer redeems the gift card. During 2018, we recognized no gift card breakage revenue. During 2017 we recognized $0.3 million of gift breakage revenue, or less than $0.01 per share.

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

In addition, the Company charges its franchised stores a fee based on a percentage of their purchases from the Company. These fees represent a reimbursement for use of the Fred's name and other administrative costs incurred on behalf of the franchised stores. Total franchise income for 2018 and 2017 was $0.6 million, $0.7 million, respectively.

Disaggregated Revenues

In the following table, consolidated sales are disaggregated by major merchandising category.

	For the Years Ended
	February 2, 2019	February 3, 2018
Pharmacy	$406,559	$414,753
Consumables	494,515	527,641
Household Goods and Softlines	357,639	438,355
Franchise	13,033	15,096
Total Sales Mix	$1,271,746	$1,395,845

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

Vendor rebates and allowances. The Company receives rebates for a variety of merchandising activities, such as volume commitment rebates, relief for temporary and permanent price reductions, cooperative advertising programs, and for the introduction of new products in our stores.  ASC 606, Revenue from Contracts with Customers addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. Such consideration received from vendors is reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.

Selling, general and administrative expenses. The Company includes buying, warehousing, distribution, advertising, depreciation and amortization and occupancy costs in selling, general and administrative expenses.

Advertising. In accordance with ASC 720-35, Advertising Costs, the Company charges advertising, including production costs, to selling, general and administrative expense on the first day of the advertising period. Gross advertising expenses for 2018 and 2017 $14.5 million and $23.2 million, respectively. Gross advertising expenses were reduced by vendor cooperative advertising allowances of $14.0 million and $20.9 million for 2018 and 2017, respectively.

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

At February 2, 2019, the Company did not have any outstanding derivative instruments. The recorded value of the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, approximates fair value. The following methods and assumptions were used to estimate fair value of each class of financial instrument: (1) the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments and (2) the fair value of the Company’s indebtedness is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. Most of our indebtedness is under variable interest rates.

Insurance reserves. The Company is largely self-insured for workers compensation, general liability and employee medical insurance. The Company’s liability for self-insurance is determined based on claims known at the time of determination of the reserve and estimates for future payments against incurred losses and claims that have been incurred but not reported. Estimates for future claims costs include uncertainty because of the variability of the factors involved, such as the type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. These uncertainties or a deviation in future claims trends from recent historical patterns could result in the Company recording additional expenses or expense reductions that might be material to the Company’s results of operations. The Company’s worker's compensation and general liability insurance policy coverages run August 1 through July 31 of each fiscal year.  Our employee medical insurance policy coverage runs from January 1 through December 31.  The Company purchases excess insurance coverage for certain of its self-insured liabilities, or stop loss coverage.  The stop loss limits for excessive or catastrophic claims for general liability remained at $350,000, worker’s compensation remained at $500,000 and employee medical changed to $250,000 effective January 1, 2017.  The Company’s insurance reserve was $8.4 million and $11.3 million as of February 2, 2019 and February 3, 2018, respectively. Changes in the reserve for the year ended February 2, 2019, were attributable to additional reserve requirements of $70.4 million netted with payments of $68.3million.

Stock-based compensation. The Company uses the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, whereby the Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those shares that have graded vesting.

The Company calculates the income tax effects of stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which provides for the use of the alternative transition method. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the income tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the income tax effects of stock-based compensation awards that are outstanding.

ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. ASC 718 results depends on, among other things, levels of share-based payments granted, actual forfeiture rates and the timing of option exercises.

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

Income Taxes. The Company reports income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, the asset and liability method are used for computing future income tax consequences of events, which have been recognized in the Company’s Consolidated Financial Statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities See Note 6: Income Taxes for additional information.

ASC 740 prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The Company recognizes and measures tax benefits from uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon final settlement with a taxing authority fully knowing all relevant information. Additionally, ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 6: Income Taxes for additional information.

ASC 740 also requires that interest and penalties required to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with ASC 740 in the financial statements as a component of income tax expense. Accrued interest and penalties related to our unrecognized tax benefits are recorded in the consolidated balance sheet within “Other non-current liabilities.”

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Valuation allowances against the deferred tax assets totaled $63.0 million and $59.3 million on February 2, 2019 and February 3, 2018, respectively.

Business segments. The Company is organized around individual stores. The Company stores have similar economic characteristics, offer pharmaceuticals or general merchandise consistent with all other locations, and have discrete financial information. Each store therefore represents an operating segment that is aggregated into one reportable segment.

Comprehensive income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company applies the guidance of ASC 715, Compensation – Retirement Benefits to the accounting and disclosure requirements of accumulated other comprehensive income. See Note 11: Commitments and Contingencies for additional information.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2018 presentation.

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

In February 2016, the FASB established ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-the Company model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We will adopt the new standard effective February 3, 2019 on a modified retrospective basis and will not restate comparative periods. We elected to accept all of the practical expedients permitted under the guidance, with the exception of the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The Company has selected a lease accounting and administration software to maintain all leases in compliance with this pronouncement and is currently working on the software implementation and testing, as well as accounting process development to ensure compliance with this standard upon adoption in 2019. We are evaluating the necessary changes to our controls and processes to address the lease standard. Adoption of the standard is expected to have a material impact on our consolidated statement of financial position for the addition of lease assets and liabilities, primarily related to real estate operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. We are evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in our first 10-Q filing for fiscal 2019. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU could have been applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated all contracts and implemented this standard and there was no material impact to the Company’s statement of position, results of operations, or statement of cash flow. No retrospectively application was required.

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

NOTE 2 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As discussed in Note 1, during the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business. Accordingly, the specialty pharmacy business met the criteria for “Assets Held for Sale” in accordance with ASC 360 as of February 3, 2018.  The results of operations for the specialty pharmacy business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented. The results of the specialty pharmacy business were previously allocated to the Pharmacy segment within the sales mix. Certain corporate overhead and other costs previously allocated to the specialty pharmacy segment for reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

The specialty pharmacy recorded a loss from discontinued operations, net of the tax line item, of $11.5 million for 2017. In addition, during the fourth quarter of 2017 a charge of $0.6 million was recorded as an impairment of the trade name and $10.8 million was recorded as an impairment of the goodwill related to the specialty pharmacy.

The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). The Company recorded a loss on the sale of $0.4 million. On June 1, 2018, the sale of the specialty pharmacy assets was completed, as such, the Specialty Pharmacy assets and liabilities are no longer reflected as “held for sale” on the consolidated balance sheets as of February 2, 2019.

On September 7, 2018 the Company entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation. On October 23, 2018, the Company entered into an amendment to the Asset Purchase Agreement (the “Amendment”). Under such Asset Purchase

Agreement, as amended by the Amendment (the “Amended WBA Asset Purchase Agreement”), the Company agreed to sell certain prescription files and related data and records, retail pharmaceutical inventory, and certain other assets from 179 of the Company’s 346 retail pharmacy stores (such assets from such 179 retail pharmacy stores collectively referred to as “Retail Pharmacy”) for a cash purchase price of approximately $157 million plus an amount equal to the value of the inventory included in the Retail Pharmacy assets up to an approximately $35 million cap, in each case subject to certain adjustments. During the third quarter of 2018, the assets therefore met the criteria for Assets held for sale in accordance with ASC 360. Such assets have been reflected as “held for sale” on the consolidated balance sheets for the current and historical periods, in accordance with ASC 360. The results of the Retail Pharmacy business were previously allocated to the Pharmacy segment within the sales mix. In addition, the results of such operations have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations – Discontinued Operations for all periods presented.

As of January 17, 2019, the Company had closed the transactions contemplated by the Amended WBA Asset Purchase Agreement, and the Company had received cash proceeds of approximately $156.1 million, plus approximately $20.6 million for the inventory sold in the transaction, in each case after adjustment as described in the Amended Asset Purchase Agreement.  The Company recorded a gain of $145.7 million related to the Retail Pharmacy sale. The Company used the proceeds received in the transaction to pay down the Company’s existing indebtedness or for general corporate purposes.

During the fourth quarter of 2018, the Board approved a plan to actively market its headquarters building located in Memphis, TN.  As a result, the Company has reclassified the headquarters building to assets held for sale in accordance with ASC 360 – Assets held for sale. The building has been reclassified to held for sale on the consolidated balance sheet and the depreciation associated with the asset has concluded. The Company has assessed the fair value of the building base on the selling price of other assets within the surrounding area. The market price is reasonable in relation to the current selling price of similar assets on the market. See Note 2: Assets Held for Sale and Discontinued Operations for additional information.

Summarized Discontinued Operations and Assets Held for Sale Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying consolidated balance sheet for each of the periods presented:

	Specialty Pharmacy		Retail Pharmacy		Headquarters Building		Total Assets Held for Sale
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$—	$15,983	$—	$—	$—	$—	$—	$15,983
Inventories	—	3,756	—	15,344	—	—	—	19,100
Other non-trade receivables	—	152	—	—	—	—	—	152
Prepaid expenses and other current assets	—	12	—	—	—	—	—	12
Total current assets held for sale	$—	$19,903	$—	$15,344	$—	$—	$—	$35,247

Property and equipment, less accumulated depreciation and amortization	—	1,036	—	—	4,839	4,927	4,839	5,963
Goodwill	—	30,609	—	—	—	—	—	30,609
Intangible assets, net	—	9,533	—	20,541	—	—	—	30,074
Other noncurrent assets, net	—	539	—	—	—	—	—	539
Total noncurrent assets held for sale	$—	$41,717	$—	$20,541	$4,839	$4,927	$4,839	$67,185

Current liabilities:
Accounts payable	—	22,045	—	—	—	—	—	22,045
Accrued expenses and other	—	4,527	—	—	—	—	—	4,527
Total current liabilities held for sale	$—	$26,572	$—	$—	$—	$—	$—	$26,572

Deferred income taxes	—	—	—	—	—	—	—	—
Other noncurrent liabilities	—	48	—	—	—	—	—	48
Total noncurrent liabilities held For sale	$—	$48	$—	$—	$—	$—	$—	$48

The following table summarizes the results of discontinued operations for the years ended February 2, 2019 and February 3, 2018, respectively.

Discontinued Operations – Specialty Pharmacy

(in thousands)	2018	2017
Revenues	$90,112	$275,952
Cost of Goods Sold	88,454	264,153
Gross Margin	1,658	11,799
Depreciation and amortization	796	2,630
Impairment expense	—	11,422
Selling, general and administrative expenses	11,952	11,778
Loss from discontinued operations before income taxes	(11,090)	(14,031)
Loss on sale of assets	(446)	—
Income tax expense	—	(3,113)
Loss from discontinued operations, net of tax	$(11,536)	$(10,918)

The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). The Company recorded a loss on the sale of $0.4 million. On June 1, 2018, the sale of the specialty pharmacy assets was completed, as such, the Specialty Pharmacy assets and liabilities are no longer reflected as “held for sale” on the consolidated balance sheets as of February 2, 2019.

Discontinued Operations – Retail Pharmacy

(in thousands)	2018	2017
Revenues	$329,326	$409,560
Cost of Goods Sold	264,712	314,216
Gross Margin	64,614	95,344
Depreciation and amortization	4,071	7,279
Impairment Expense	—	1,123
Selling, general and administrative expenses	70,537	81,670
Income (Loss) from discontinued operations before income taxes	(9,994)	5,272
Gain on sale of assets	145,746	—
Income tax expense	—	—
Income from discontinued operations, net of tax	$135,752	$5,272

As of January 17, 2019, the Company had closed the transactions contemplated by the Amended WBA Asset Purchase Agreement, and the Company had received cash proceeds of approximately $156.1 million, plus approximately $20.6 million for the inventory sold in the transaction, in each case after adjustment as described in the Amended Asset Purchase Agreement.  The Company recorded a gain of $145.7 million related to the Retail Pharmacy sale. The Company used the proceeds received in the transaction to pay down the Company’s existing indebtedness or for general corporate purposes.

Total Discontinued Operations

(in thousands)	2018	2017
Revenues	$419,438	$685,512
Cost of Goods Sold	353,166	578,369
Gross Margin	66,272	107,143
Depreciation and amortization	4,867	9,909
Impairment Expense	—	12,545
Selling, general and administrative expenses	82,489	93,448
Loss from discontinued operations before income taxes	(21,084)	(8,759)
Gain on sale of assets	145,300	—
Income tax expense	—	(3,113)
Income (loss) from discontinued operations, net of tax	$124,216	$(5,646)

NOTE 3 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts as of February 2, 2019 and February 3, 2018 are as follows:

	(in thousands)
Property and equipment, at cost:	2018	2017
Buildings and building improvements	$101,220	$114,843
Leasehold improvements	85,148	86,268
Automobiles and vehicles	3,751	4,525
Furniture, fixtures and equipment	278,793	286,962
	468,911	492,598
Less: Accumulated depreciation and amortization	(413,228)	(390,633)
	55,683	101,965
Construction in progress	2,790	590
Land	7,873	7,984
Total Property and equipment, at depreciated cost	$66,346	$110,539

Depreciation expense totaled $21.4 million and $24.7 million for 2018 and 2017, respectively.

During the fiscal year 2017, the Company-owned airplane was sold at a loss of approximately $2.6 million. The loss on the sale was recorded within selling, general and administrative expense on the Consolidated Statement of Operations

The Company recorded an impairment charge during fiscal 2018 of approximately $4.0 million related to the impairment of certain fixed assets after assessing the carrying value of the assets exceeded the fair market value as of February 2, 2019. The impairment charge is recorded within impairment expense on the consolidated statement of operations.

	(in thousands)
Other non-trade receivables:	2018	2017
Vendor receivables	$19,337	$22,073
Income tax receivable	848	1,812
Franchise stores receivable	1,700	1,688
Insurance claims receivable	238	—
Coupon receivable	364	375
Other	7,926	5,552
Total other non-trade receivable	$30,412	$31,500

Prepaid expenses and other current assets:	2018	2017
Prepaid rent	$4,115	$4,214
Supplies	3,247	3,061
Other	2,712	2,780
Total prepaid expenses and other current assets	$10,074	$10,055

	(in thousands)
Accrued expenses and other:	2018	2017
Payroll and benefits	$13,361	$12,579
Accrued payroll taxes and withholdings	$2,134	$2,963
Insurance reserves	8,357	11,290
Legal and professional fees	3,037	7,048
Closed Store Reserve	4,548	6,484
Property, sales and use taxes payable	7,867	9,323
Project cost accrual	—	2,512
Deferred / Contingent Rent	2,130	1,637
Accrued import liability	2,332	—
Accrued pharmacy programs expense	5,056	4,937
Other	9,530	9,204
Total accrued expenses and other	$58,352	$67,977

Other noncurrent liabilities:	2018	2017
Unearned vendor allowances (see Note 1 - Vendor Rebates and Allowances)	$15,015	$25,170
Uncertain tax positions	—	372
Total other noncurrent liabilities	$15,015	$25,542

NOTE 4 — INDEBTEDNESS

Revolving Credit Agreement

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (as amended as of October 23, 2015, December 28, 2016, January 27, 2017, July 31, 2017, August 22, 2017, April 5, 2018 and August 23, 2018, and as supplemented by the Addendum (as defined below), the “Revolving Credit Agreement”) with Regions Bank and Bank of America, N.A. The Revolving Credit Agreement provides for aggregate loan commitments of $210.0 million and matures on April 9, 2020.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread ranges from 1.75% to 2.25% and for Base Rate loans the spread ranges from 0.75% to 1.25%.  The spread depends on the level of excess availability.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term. As of February 2, 2019, there were $58.6 million of borrowings outstanding and $80.3 million, net of borrowings and letters of credit, remaining available under the Agreement.

The Revolving Credit Agreement contains restrictive covenants that, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends, redeem stock or make other distributions; (iii) make acquisitions, investments and loans; (iv) create liens; (v) transfer or sell assets; (vi) merge, consolidate or sell, lease, transfer or otherwise dispose of all or substantially all of the Company’s assets; (vii) enter into hedging arrangement; and (viii) enter into certain transactions with the Company’s affiliates.

Under the Revolving Credit Agreement, an “Account Control Event” occurs if either an event of default is continuing, or excess availability falls below the greater of $26,250,000 and 12.5% of the commitments, following which time, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s collection accounts to the repayment of the loans outstanding under the Revolving Credit Agreement.  Furthermore, the Company has a financial covenant to maintain at all times excess availability of at least the greater of $21,000,000 and 10% of the commitments, and if excess availability falls below such threshold, it would constitute an event of default under the Revolving Credit Agreement.

These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict our activities. These restrictions could also adversely affect the Company’s ability to finance future operations or capital needs or to engage in other business activities that would be in the Company’s interest.

The Company’s failure to comply with obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of the Company’s indebtedness and other remedies. If our indebtedness is accelerated, the Company cannot be certain that it would have sufficient funds available to pay the accelerated indebtedness or that the Company will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could impact our ability to continue as a going concern.

Recent Amendments Affecting Revolving Credit Agreement

On August 23, 2018, the Company entered into the Seventh Amendment to Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement (the “August 2018 Amendment”). Among other changes, the August 2018 Amendment decreased, at the Company’s request, the revolving loan commitment from $270.0 million to $210.0 million, permitted certain sale-leaseback transactions, allowed transfers of properties to non-Loan Party (as defined in the Credit Agreement) subsidiaries for financing and allowed for the assumption of debt and financing for such transactions, permitted the sale of real estate, other than distribution centers for fair market value and added repurchases and redemption to the definition of restricted payments, which are limited under the restricted payments covenant.

On October 15, 2018, the Company entered into the Third Amendment to the Amended and Restated Addendum to Credit Agreement (the “October 2018 Amendment”). The October 2018 Amendment amended the Company’s existing Amended and Restated Addendum to Credit Agreement, dated as of January 27, 2017 (as amended as of July 31, 2017, August 23, 2018 and October 15, 2018, the “Addendum”).  Among other things, the Third Amendment increased the frequency of certain financial reporting obligations of the Company and its subsidiaries to the lenders that applied only during the period from October 15, 2018 until November 30, 2018, reduced the excess availability requirements during such period, and increased the percentage of the projected value of customer prescription files under the borrowing base, potentially allowing for increased borrowing capability during such period.

Recent Developments Relating to the Revolving Credit Agreement

On April 15, 2019, Bank of America, N.A. imposed an additional reserve of $20.0 million under our Revolving Credit Agreement in connection with the Closures and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an “Account Control Event” under our Revolving Credit Agreement in connection with such Closures and exercised control over our collection accounts.

As referenced above in Note 1 under the heading “–Going Concern,” the audit report prepared by our auditors with respect to the financial statements in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 will result in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant will constitute an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”). In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default have occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).

  An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement (the “Default Rate”). As of the date of this Annual Report on Form 10-K, the lenders under the Revolving Credit Agreement have not taken any action to accelerate our indebtedness, impose the Default Rate or exercise other remedies with respect to the Revolver EODs, but there can be no assurance that such lenders will not do so in the future. Fred’s is currently seeking an agreement with its lenders pursuant to which such lenders would forbear for a period of time from seeking remedies on account of, or waive, the Revolver EODs, but there is no assurance that Fred’s will receive such forbearance or waivers. If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all

As a result, the Company has classified the outstanding borrowings under the credit agreement as short-term, even though the maturity date is beyond twelve months from our balance sheet date.  See Item 1. “Recent Developments Relating to the Revolving Credit Agreement” for more information

Financing Arrangements in Connection with Rite Aid Transaction

On December 19, 2016, the Company entered into a commitment letter with respect to a senior secured asset-based loan facility (the “ABL Commitment Letter”), and a commitment letter with respect to a term loan facility (the “Term Loan Commitment Letter”); and on January 18, 2017, the Company entered into an amended and restated ABL Commitment Letter (the “Amended and Restated ABL Commitment Letter”). The Amended and Restated ABL Commitment Letter and the Term Loan Commitment Letter were entered into with lenders who agreed to provide $1.65 billion of debt financing to be used by the Company to fund its proposed acquisition of 865 stores, certain intellectual property and certain other tangible assets of Rite Aid Corporation.

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

Assumed Mortgage Debt

During the second and third quarter of fiscal 2007, the Company acquired the land and buildings, occupied by seven Fred’s stores which we had previously leased. In consideration for the seven properties, the Company assumed debt that has fixed interest rates from 6.31% to 7.40%. Mortgages remain on two locations with a combined balance of $1.5 million outstanding at February 2, 2019. The weighted average interest rate on mortgages outstanding at February 2, 2019 was 7.40%.  The debt is collateralized by the land and buildings.

The table below shows the notes payable, along with the long-term debt related to the mortgages discussed above, due for the next five years as of February 2, 2019, which are both related to continuing operations.

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Notes payable	$—	$62,908	$4,333	$4,333	$—	$—	$71,575
Mortgage loans on land & buildings	68	75	1,369	—	$—	—	1,512
Total	$68	$62,983	$5,703	$4,333	$—	$—	$73,087

Dublin Bonds

The Company financed the construction of its Dublin, Georgia distribution center with taxable industrial development revenue bonds issued by the City of Dublin and County of Laurens Development Authority. The Company purchased 100% of the issued bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. Because a legal right of offset exists, the Company has offset the investment in the bonds of $34.6 million against the related liability and neither is reflected on the consolidated balance sheet.

Related Party Debt

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

Atlantic Retail Investors, LLC, which is partially owned by Michael J. Hayes, a former director and officer of the Company, owns the land and buildings occupied by three Fred’s stores. Richard H. Sain, former Senior Vice President of Retail Pharmacy Business Development, owns the land and building occupied by one of Fred’s Xpress Pharmacy locations. The terms and conditions regarding the leases on these locations were consistent in all material respects with other stores leases of the Company with unrelated landlords. The total rental payments for related party leases were $349.5 thousand for the year ended February 2, 2019 and $378.4 thousand for the year ended February 3, 2018.

NOTE 5 — FAIR VALUE MEASUREMENTS

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables, accounts payable and indebtedness, are a reasonable estimate of their fair value as of February 2, 2019 and February 3, 2018.  The fair value of the revolving line of credit is consistent with the carrying amount as repayments are short-term in nature.  The fair value of the revolving line of credit and our mortgage loans are estimated using Level 2 inputs based on the Company's current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit and mortgage loans as of the following years:

	February 2, 2019		February 3, 2018
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$58,575	$58,573	$153,431	$153,431
Mortgage loans on land & buildings	1,512	1,684	1,579	1,684
Notes payable	13,000	12,333	13,000	12,421
Total	73,087	72,590	168,010	167,536

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended February 2, 2019 and February 3, 2018.

(dollars in thousands)	2018	2017
Current
Federal	$57	$—
State	(113)	234
	(56)	234

Deferred
Federal	87	705
State	21	302
	108	1,007

Provision for Income Tax	$52	$1,241

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted by the U.S. government. The TCJA contains several key provisions that affected the Company. The enacted provision impacted prior year financial statements and included a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As of February 2, 2019, U.S. statutory federal income tax rate was 21.0%. Because the Company had a February 3, 2018 fiscal year-end, the impact of the lower rate was phased in resulting in a U.S. statutory federal tax rate of approximately 33.7% for the fiscal year ended February 3, 2018. The 21% U.S. statutory federal rate applied to the fiscal year ended February 2, 2019.

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

The Company recorded a provisional income tax effect of $0.0 million, after considering changes to the valuation allowance, in its consolidated financial statements for the fiscal year ended February 3, 2018. The Company was able to determine a reasonable estimate for the re-measurement of the Company’s U.S. federal deferred tax assets and liabilities at the lower rate (a reduction to net deferred tax assets of approximately $18.8 million offset by an equal reduction to the valuation allowance).  The Company did a review of the full valuation allowance and determined no changes were deemed necessary to the provisional income tax effect for the previous fiscal year or the fiscal year ended February 2, 2019.

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of year-end are presented below:

(dollars in thousands)	2018	2017
Deferred income tax assets:
Accrual for incentive compensation	$4,515	$2,782
Allowance for doubtful accounts	355	653
Insurance accruals	2,171	1,508
Other accruals	642	604
Net operating loss carryforwards	41,333	48,087
Deferred Revenue	199	352
Federal benefit on state reserves	—	55
WOTC Credit Carryforward	6,259	5,295
Property, plant and equipment	4,064	—
Amortization of intangibles	10,478	16,925
Postretirment benefits	142	159
Contribution Carryforward	312	315
Total deferred income tax assets	70,470	76,735
Less: Valuation allowance	63,046	59,299
Deferred income tax assets, net of valuation allowance	7,424	17,436

Deferred income tax liabilities:
Postretirement benefits	—	—
Property, plant and equipment	—	(5,567)
Inventory valuation	(6,950)	(11,173)
Prepaid expenses	(474)	(588)
Total deferred income tax liabilities	(7,424)	(17,328)

Net deferred income tax assets/liabilities	$—	$108

The net operating loss carryforwards are available to reduce federal and state income taxes in future years. The federal carryforward is approximately $118.0 million and will expire in 2036. Carryforwards total approximately $323.2 million for state income tax purposes and expire at various times during the fiscal years 2019 through 2036. Federal income tax credit carryforwards total approximately $5.3 million and will expire in 2036.

We maintain a valuation allowance for federal and state net operating losses and tax credits that we do not expect to utilize prior to their expiration. The valuation allowance increased $4.3 million and $37.1 million for the fiscal year ended February 2, 2019 and February 3, 2018, respectively. Based upon the expected reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the deferred income tax.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2018	2017
Income tax provision at statutory rate	21.0%	33.7
State income taxes, net of federal benefit	4.7	3.5
Tax credits, principally jobs	0.2	0.6
Uncertain tax provisions	0.1	—
Change in valuation allowance	(25.8)	(25.4)
TCJA Rate Change	—	(13.7)
Other	—	1.3
Permanent differences	(0.2)	(0.9)
Effective income tax rate	(0.0)%	(0.9)

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2018	2017
Beginning balance	$2.3	$0.4
Additions for tax positions of prior years	—	0.5
Additions for current year tax positions	—	1.4
Deductions for tax position for prior years	(2.0)	—
Settlements of tax position for prior years	(0.3)	—
Balance at February 2,2019	$—	$2.3

As of February 2, 2019, the Company had no liability for unrecognized tax benefits. As of February 3, 2018, the Company recognized a liability for unrecognized tax benefits of $2.3 million recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.” The Company utilized $2.0 million of the prior year liability as tax deductions and $0.3 million of the prior year liability was utilized for settlements. Examinations by the state jurisdictions are expected to be completed within the next 12 months which could result in a change to our unrecognized tax benefits, but we are unable to estimate the amounts.

ASC 740 further requires that interest and penalties required to be paid by the tax law on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. The Company includes potential interest and penalties recognized in accordance with ASC 740 in the financial statements as a component of income tax expense. As of February 2, 2019, accrued interest and penalties related to our unrecognized tax benefits totaled $0.0 million and $0.0 million, respectively. As of February 3, 2018, accrued interest and penalties related to our unrecognized tax benefits totaled $0.1 million and $0.1 million, respectively. Both accrued interest and penalties are recorded in the Consolidated Balance Sheet within “Other noncurrent liabilities.”

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

NOTE 7 — LONG-TERM LEASES

The Company leases certain of its store locations under noncancelable operating leases that require monthly rental payments primarily at fixed rates (although a number of the leases provide for additional rent based upon sales) expiring at various dates through fiscal 2029. None of our operating leases contain residual value guarantees.  Many of these leases contain renewal options and require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. In addition, the Company leases various equipment under noncancelable operating leases. Total rent expense under operating leases was $49.2 million and $54.9 million for 2018 and 2017, respectively. Total contingent rentals included in operating leases above was $0.4 million for 2018 and $0.5 million for 2017.

Future minimum rental payments under all operating leases as of February 2, 2019 are as follows:

(in thousands)	Operating Leases
2019	40,667
2020	35,189
2021	30,090
2022	23,376
2023	15,789
Thereafter	24,077
Total minimum lease payments	$169,188

The gross amount of property and equipment under capital leases was $5.1 million at both February 2, 2019 and February 3, 2018. Accumulated amortization on property and equipment under capital leases was $5.1 million at both February 2, 2019 and February 3, 2018. There was no amortization expense on assets under capital lease for 2018 and 2017.

NOTE 8 — SHAREHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 27, 2007, the Board approved a plan that authorized stock repurchases of up to 4.0 million shares of the Company’s common stock, of which 90.0 thousand shares remained at January 28, 2012. On February 16, 2012, Fred's Board authorized the expansion of the Company's existing stock re-purchase program by increasing the authorization to repurchase an additional 3.6 million shares.  Under the plan, the Company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

On December 6, 2017, the Company announced the amendment of the share repurchase program described above. The amended program allowed for the repurchase of up to 3.8 million shares of the Company’s outstanding Class A voting common stock (the “common stock”).  Under the amended program, the common stock could be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases would depend on a number of factors, including trading price, trading volume and general market conditions.  This repurchase program was valid for up to two years.  In the fourth quarter of fiscal year 2017, the Company repurchased 1.2 million shares, leaving 2.6 million shares available for repurchase.  During the fourth quarter of fiscal year 2018, the Company repurchased the remaining 2.6 million share available for repurchase.

On January 30, 2019, the Company announced that it had approved a new share repurchase program in order to acquire up to 3.5 million shares of the Company’s common stock.  Under the new program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions.  No assurance can be given that any particular amount of common stock will be repurchased.  This new repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time.  As of the date hereof, no shares have been repurchased under this new program.

The table below sets forth the Company’s share repurchases during fiscal year 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Authorized Share Expansion	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
Balance at February 3, 2018	—	$—	—		2,558,000
February 4 - March 3, 2018	—	$—	—		2,558,000
March 4 - March 31, 2018	—	$—	—		2,558,000
April 1 - May 5, 2018	—	$—	—		2,558,000
May 6 - June 2, 2018	—	$—	—		2,558,000
June 3 - June 30, 2018	—	$—	—		2,558,000
July 1 - August 4, 2018	—	$—	—		2,558,000
August 5 - September 1, 2018	—	$—	—		2,558,000
September 2 - September 29, 2018	—	$—	—		2,558,000
September 30 - November 3, 2018	—	$—	—		2,558,000
November 4 - December 1, 2018	—	$—	—		2,558,000
December 2 - January 5, 2019	1,507,302	$1.97	1,507,302		1,050,698
January 6 - February 2, 2019	1,050,698	$2.73	1,050,698	3,500,000	3,500,000

Rights Plan.  On June 27, 2017, the Board declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of Class A Common Stock. The dividend was paid to the shareholders of record at the close of business on July 7, 2017 (the “Record Date”). Each Right entitles the holder, subject to the terms of the Rights Agreement dated as of June 27, 2017 (the “Original Rights Agreement”) between the Company and American Stock & Trust Company, LLC, as Rights Agent, to purchase from the Company one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at a price of $60.00 (the "Exercise Price"), subject to certain adjustments.  On  September 18, 2017, the Company amended and restated the Original Rights Agreement (the “Amended Rights Agreement”) to (i) decrease the Exercise Price, (ii) change the circumstances under which the Right may be exercised and (iii) extend the expiration of the Rights, in each case, as more fully described below.

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

The Rights, which are not exercisable until the Distribution Date, will expire at the earliest to occur of (w) the close of business on September 18, 2020; (x) the time at which the Rights are redeemed pursuant to the Amended Rights Agreement; (y) the time at which the Rights are exchanged pursuant to the Amended Rights Agreement; and (z) the time at which the Rights are terminated upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Board prior to any person becoming an Acquiring Person.  The above description of the Amended Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amended Rights Agreement, a copy of which is attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2017.

NOTE 9 – EQUITY INCENTIVE PLANS

Long-Term Incentive Plan. The Company has a long-term incentive plan (the "2017 Plan"), which was approved by Fred's stockholders at the 2017 annual shareholders meeting.  The 2017 Plan is substantially similar to the prior plan.  The 2017 Plan increased the number of shares of the Company’s common stock authorized for issuance by 1,900,000 shares, from the 4,000,000 which was available under the prior plan to 5,900,000 shares.  The plan expires March 18, 2022, and Section 10 of the 2002 Plan, which provides for supplemental cash payments or loans to individuals in connection with all or any part of an award under the plan, has been removed and is not part of the 2017 Plan. Shares available to be granted under the long-term incentive plan were 3,004,580 as of February 2, 2019 and 2,777,382 as of February 3, 2018. Options issued under the plans expire five to seven years from the date of grant. Options outstanding at February 2, 2019 expire in fiscal 2019 through fiscal 2024.

The Company has granted stock options to key employees including executive officers, as well as other employees, as prescribed by the Compensation Committee (the “Committee”) of the Board. Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Fred's common stock at a price fixed by the Committee. Stock options granted have an exercise price equal to the market price of Fred's common stock on the date of grant. The exercise price for stock options issued under the plan that qualify as incentive stock options within the meaning of Section 422(b) of the Code shall not be less than 100% of the fair value as of the date of grant. The option exercise price may be satisfied in cash or by exchanging shares of Fred's common stock owned by the optionee for at least six months, or a combination of cash and shares. Options have a maximum term of five to seven years from the date of grant. Options granted under the plan generally become exercisable ratably over four years or ten percent during each of the first four years on the anniversary date and sixty percent on the fifth anniversary date. The rest vest ratably over the requisite service period. Stock option expense is recognized using the graded vesting attribution method. The plan also provides for annual stock grants at the market price of the common stock on the grant date to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels.

Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan ("ESPP"), which was approved by Fred's stockholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the market price at the time of exercise. In the fourth quarter of fiscal year 2017, management and the Board decided to suspend purchases through the ESPP effective December 31, 2017.  As such, there were no shares issued under the ESPP plan in fiscal 2018. There were 90,225, shares issued during fiscal years 2017. There were 1,410,928 shares approved to be issued under the ESPP Plan as of February 2, 2019 and 595,681 shares were available.

The following represents total stock-based compensation expense (a component of selling, general and administrative expenses) recognized in the consolidated financial statements (in thousands):

(in thousands)	2018	2017
Continuing Operations
Stock option expense	$906	$649
Restricted stock expense	2,373	3,294
ESPP expense	—	676
Subtotal stock-based compensation	3,279	4,619
Other stock based compensation expense (1)	—	1,015
Total stock-based compensation	$3,279	$5,634

Income tax benefit on stock-based compensation	$44	$1,216

Discontinued Operations
Stock option expense	$59	$221
Restricted stock expense	43	44
ESPP expense	—	—
Subtotal stock-based compensation	102	265

Income tax benefit on stock-based compensation	$4	$28

Total stock-based compensation	$3,381	$5,899
Total income tax benefit on stock-based compensation	$48	$1,244

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

The fair value of each option granted is estimated on the date of grant using the BSM with the following weighted average assumptions:

Continuing Operations
Stock Options	2018	2017
Expected volatility	0.0%	42.3%
Risk-free interest rate	0.0%	2.1%
Expected option life (in years)	0	8.84
Expected dividend yield	0.0%	1.7%

Weighted average fair value at grant date	$—	$3.91

Discontinued Operations
Stock Options	2018	2017
Expected volatility	0.0%	43.1%
Risk-free interest rate	0.0%	2.2%
Expected option life (in years)	0	5.84
Expected dividend yield	0.0%	1.9%

Weighted average fair value at grant date	$—	$4.89

Employee Stock Purchase Plan	2018	2017
Expected volatility	0.0%	80.6%
Risk-free interest rate	0.0%	1.0%
Expected option life (in years)	0.00	0.63
Expected dividend yield	0.0%	1.0%

Weighted average fair value at grant date	$—	$7.14

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

Stock Options. The following table summarizes stock option activity from January 28, 2017 through February 2, 2019:

Continuing Operations	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 28, 2017	1,453,281	$13.48	6.0	$1,947
Granted	233,312	11.00
Forfeited / Cancelled	(514,768)	13.16
Exercised	—	—
Outstanding at February 3, 2018	1,171,825	$13.12	5.1	$—
Granted	—	—
Forfeited / Cancelled	(584,091)	12.29
Exercised	—	—
Outstanding at February 2, 2019	587,734	$13.95	4.2	$—
Exercisable at February 2, 2019	444,635	$14.49	4.1	$—

Discontinued Operations	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 28, 2017	154,375	$14.19	6.4	$124
Granted	25,000	13.52
Forfeited / Cancelled	(12,000)	12.34
Exercised	—	—
Outstanding at February 3, 2018	167,375	$14.23	5.4	$—
Granted	—	—
Forfeited / Cancelled	(158,984)	14.17
Exercised	—	—
Outstanding at February 2, 2019	8,391	$15.44	4.2	$—
Exercisable at February 2, 2019	3,356	$15.44	4.2	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the excess of Fred's closing stock price on the last trading day of the fiscal year end and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on changes in the market value of Fred's stock.  As of February 2, 2019, total unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for continuing operations was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. As of February 2, 2019, there was no unrecognized stock-based compensation expense net of estimated forfeitures related to non-vested stock options for discontinued operations.

Other information relative to option activity during 2018 and 2017 is as follows:

(dollars in thousands)	2018	2017
Continuing Operations
Total fair value of stock options vested	$962	$1,185
Total pretax intrinsic value of stock options exercised	$—	$—
Discontinued Operations
Total fair value of stock options vested	$7	$121
Total pretax intrinsic value of stock options exercised	$—	$—

The following table summarizes information about stock options outstanding at February 2, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Averaged Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Continuing Operations
$ 4.57 - $12.55	157,003	5	$10.59	91,196	$11.53
$12.61 - $14.68	233,455	4.3	$14.27	170,163	$14.21
$14.74 - $19.64	197,276	3.4	$16.25	183,276	$16.22
	587,734			444,635
Discontinued Operations
-	—	—	—	—	—
-	—	—	—	—	—
$15.44 - $19.04	8,391	4.2	$15.44	3,356	$15.44
	8,391			3,356

Restricted Stock. The Company’s equity incentive plans also allow for granting of restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Board, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price if any. Restricted shares granted under the plan have various vesting types, which include cliff vesting and graded vesting with a requisite service period of three to ten years. Restricted stock has a maximum term of five to ten years from grant date. Compensation expense is recorded on a straight-line basis for shares that cliff vest and under the graded vesting attribution method for those that have graded vesting.

The following table summarizes restricted stock from January 28, 2017 through February 2, 2019:

Continuing Operations	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 28, 2017	582,126	$15.01
Granted	490,802	7.73
Forfeited / Cancelled	(90,933)	11.96
Vested	(328,100)	14.64
Non-vested Restricted Stock at February 3, 2018	653,895	$10.14
Granted	649,233	2.23
Forfeited / Cancelled	(133,356)	11.77
Vested	(475,649)	7.98
Non-vested Restricted Stock at February 2, 2019	694,123	$3.82

Discontinued Operations	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at January 28, 2017	21,658	$17.12
Granted	2,333	14.89
Forfeited / Cancelled	(10,000)	19.07
Vested	(2,797)	15.35
Non-vested Restricted Stock at February 3, 2018	11,194	$15.35
Granted	—	—
Forfeited / Cancelled	(8,862)	14.95
Vested	(2,332)	15.44
Non-vested Restricted Stock at February 2, 2019	—	$—

For continuing operations, the aggregate pre-tax intrinsic value of restricted stock outstanding as of February 2, 2019 is $2.0 million with a weighted average remaining contractual life of 8.6 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. The total fair value of restricted stock awards that vested for the year ended February 3, 2018 was $3.9 million. The total fair value of restricted stock awards that vested for the years ended to February 2, 2019 was $1.0 million.

For discontinued operations the aggregate pre-tax intrinsic value of restricted stock outstanding as of February 2, 2019 is less than $0.1 million with a weighted average remaining contractual life of 5.5 years. The unrecognized compensation expense net of estimated forfeitures, related to the outstanding restricted stock is approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 3.5 years. The total fair value of restricted stock awards that vested for the year ended February 2, 2019 was less than $0.1 million.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2018 and 2017.

NOTE 10 — NET INCOME PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Restricted stock is a participating security and is therefore included in the computation of basic earnings per share. However, in fiscal year 2018 and 2017, the Company experienced a losses and thus such restricted stock was excluded from the calculation of basic and diluted EPS because inclusion would have been antidilutive.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal years were not included in the computation of diluted earnings per share when the options’ exercise prices were greater than the average market price of the common shares. There were 587,734 and 1,171,825 such options outstanding at February 2, 2019 and February 3, 2018, respectively.

NOTE 11 — OTHER COMMITMENTS AND CONTINGENCIES

Commitments. The Company had commitments approximating $0.5 million at February 2, 2019 and February 3, 2018 on issued letters of credit and open accounts, which support purchase orders for merchandise. Additionally, the Company had outstanding letters of credit aggregating approximately $17.4 million at February 2, 2019 and $9.3 million as of February 3, 2018 utilized as collateral for its risk management programs.

Salary reduction profit sharing plan. The Company has defined contribution profit sharing plans for the benefit of qualifying employees who have completed three months of service and attained the age of 21. Participants may elect to make contributions to the plans up to 60% of their compensation or such lesser amounts based upon limitations established by the Internal Revenue Service. Company contributions are made at the discretion of the Board. Participants are 100% vested in their contributions and earnings thereon. Contributions by the Company and earnings thereon are fully vested upon completion of six years of service. The Company’s contributions for 2018, were $0.2 million and $0.2 million for 2017.

Postretirement benefits. The Company provides certain health care benefits to its full-time employees that retire between the ages of 62 and 65 with certain specified levels of credited service. Health care coverage options for retirees under the plan are the same as those available to active employees.

In accordance with ASC 715 "Compensation Retirement Benefits,” the Company recognizes the funded status of its postretirement benefits plan. The Company is required to display the net over-or–underfunded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The measurement date for the plan is January 31.

The Company’s change in benefit obligation based upon an actuarial valuation is as follows:

	For the Years Ended
(in thousands)	February 2, 2019	February 3, 2018
Benefit obligation at beginning of year	$595	$655
Service cost	34	36
Interest cost	18	20
Actuarial loss (gain)	(41)	(46)
Benefits paid	(62)	(70)
Benefit obligation at end of year	$544	$595

The Company’s components of net accumulated other comprehensive income were as follows:

	For the Years Ended
(in thousands)	February 2, 2019	February 3, 2018
Accumulated other comprehensive income	$756	$765
Deferred tax	(197)	(206)
Accumulated other comprehensive income, net	$559	$559

The medical care cost trend used in determining this obligation is 6.4% at February 2, 2019, decreasing annually throughout the actuarial projection period. The below table illustrates a one-percentage-point increase or decrease in the healthcare cost trend rate assumed for postretirement benefits:

(in thousands)	February 2, 2019	February 3, 2018
Effect of health care trend rate
1% increase effect on accumulated benefit obligations	$65	$71
1% increase effect on periodic cost	10	11
1% decrease effect on accumulated benefit obligations	(46)	(53)
1% decrease effect on periodic cost	(7)	(8)

The discount rate used in calculating the obligation was 3.45% in 2018 and 2017.

The annual net postretirement cost is as follows:

(in thousands)	February 2, 2019	February 3, 2018
Service cost	$34	$36
Interest cost	18	20
Amortization of prior service cost	(11)	(13)
Amortization of unrecognized prior service costs	(59)	(58)
Net periodic postretirement benefit cost	$(18)	$(15)

The Company’s policy is to fund claims as incurred. Information about the expected cash flows for the postretirement medical plan follows:

(in thousands)	Postretirement Medical Plan
Expected Benefit Payments, net of retiree contributions
2020	$44,541
2021	52,376
2022	57,737
2023	58,220
2024	49,140
Next 5 years	253,088

Litigation.  On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint includes allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also includes allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. The complaint seeks monetary damages and equitable relief to be proved at trial as well as attorneys’ fees and costs. The Company has denied the allegations and has filed a motion to dismiss all claims. This motion has since been denied, and the Company filed a motion to reconsider by certifying the question to the Alabama Supreme Court for clarity. However, the Company’s motion was denied, and the Company has now completed discovery and is moving to trial. On March 13, 2019, the U.S. District Court, Middle District of Alabama denied plaintiff’s motion for class certification. Future costs or liabilities related to the incident may have a material adverse effect on the Company. The Company has not made an accrual for future losses related to these claims at this time as the future losses are not considered probable. The Company has a cyber liability policy with a $10 million limit and $100,000 deductible.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Desoto County Circuit Court. The State filed a Petition for Interlocutory Appeal with the Mississippi Supreme Court, but the Mississippi Supreme Court ruled in our favor and the case is now proceeding in Circuit Court.  A hearing on the Company’s motion to dismiss was held in Circuit Court on March 28, 2019, and we await the Court’s ruling. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

On September 29, 2016, the Company reported to the Office of Civil Rights (“OCR”) that an unencrypted laptop containing clinical and demographic data for 9,624 individuals had been stolen from an employee’s vehicle while the vehicle was parked at the employee’s residence. On January 13, 2017, the OCR opened an investigation into the incident. The Company has fully complied with the investigation and timely responded to all requests for information from the OCR. The Company received several supplemental requests for information from the OCR during the third and fourth fiscal quarters of 2018, as well as two additional requests during the first fiscal quarter of 2019, to which the Company has timely responded. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 30, 2017, a lawsuit entitled Tiffany Taylor, individually and on behalf of others similarly situated, v. Fred’s, Inc. and Fred’s Stores of Tennessee, Inc. was filed in the United Stated District Court for the Northern District of Alabama Southern Division (the “Taylor Complaint”). The Taylor Complaint alleges that the Company wrongfully and willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”). On April 11, 2017, a lawsuit entitled Melanie Wallace, Sascha Feliciano, and Heather Tyler, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint alleges that the Company wrongfully and willfully violated FACTA. On April 13, 2017, a lawsuit entitled Lillie Williams and Cussetta Journey, on behalf of themselves and all others similarly situated, v. Fred’s Stores of Tennessee, Inc. was filed in the Superior Court of Fulton County in the state of Georgia. The complaint also alleges that the Company wrongfully and willfully violated FACTA. The complaints are filed as class actions, with the class being open for five (5) years before the date the complaint was filed. The complaint seeks statutory damages, attorney’s fees, punitive damages, an injunctive order, and other such relief that the court may deem just and equitable. The Company filed a Motion to Dismiss the Taylor Complaint, and this Motion has been granted by the Court. Plaintiff’s counsel has appealed the Taylor Complaint, which appeal is pending before the 11th Circuit Court of Appeals. The Company filed, and the Court granted Motions to Remove and Motions to Transfer the Williams and Wallace matters to the U.S. District Court for the Northern District of Alabama. Since the Williams and Wallace matters were removed and transferred to the U.S. District Court for the Northern District of Alabama, the Company has filed a Motion to Consolidate the Williams and Wallace matters. When the court granted the Company’s motion to dismiss in the Taylor case, the court simultaneously denied the Motion to Consolidate, in light of the dismissal in Taylor. In the Wallace and Williams actions, the District Court entered an order staying both cases until the U.S Court of Appeals for the 11th Circuit decides on the appeal. Oral argument for the appeal was heard before the Court of Appeals for the 11th Circuit at the end of January 2019, and we await the Court’s ruling. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as future losses are not considered probable and an estimate is unavailable.

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleges that the Company committed various Federal and state wage and hours violations. The complaint is filed as class action and seeks back wages, attorneys’ fees, and all other damages allowable by law. The Company denies these allegations and believes it acted appropriately in its wage and hour calculations and payments. The Company and the named plaintiffs have settled the case for $250,000, including plaintiffs’ attorneys’ fees, and the settlement is currently being administered.

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

NOTE 12 – SALES MIX

The Company manages its business on the basis of one reportable segment. See Note 1: “Description of Business and Summary of Significant Accounting Policies” for a brief description of the Company’s business. As of February 2, 2019, all of the Company’s operations were located within the United States. The following data is presented in accordance with ASC 280, “Segment Reporting.”

The Company’s sales mix by major category during the last 2 years was as follows:

	For the Years Ended
	February 2, 2019	February 3, 2018
Pharmacy	32.0%	29.7%
Consumables	38.9%	37.8%
Household Goods and Softlines	28.1%	31.4%
Franchise	1.0%	1.1%
Total Sales Mix	100.0%	100.0%

NOTE 13 – EXIT AND DISPOSAL ACTIVITY

Fixed Assets

The Company’s policy is to review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure impairment losses of fixed assets and leasehold improvements as the amount by which the carrying amount of a long-lived asset exceeds its fair value as prescribed by ASC 360, "Impairment or Disposal of Long-Lived Assets."  If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is based on estimated market values for similar assets or other reasonable estimates of fair market value based upon a discounted cash flow model.

During 2017, the Company recorded disposal charges in the amount $5.5 million in association with the planned closure of additional underperforming stores and pharmacies.  The charges were recorded in selling, general and administrative expense on the Consolidated Statement of Operations.

In the third quarter of fiscal year 2017, a decision was made to sell the Company-owned airplane. The sale was completed in the fourth quarter, and the company recorded a loss of $1.8 million related to the sale.

In the fourth quarter of fiscal year 2017, the Company recorded a charge of $1.1 million in selling, general and administrative expense for the fixed assets associated with several underperforming locations. None of the impairment charges relating to these assets were utilized as of February 3, 2018.

During the fiscal year 2018, the Company recorded a charge of $2.5 million related to underperforming stores and pharmacies  The charge related to the underperforming stores is included in selling, general and administrative expense the Consolidated Statement of Operations as of February 2, 2019.

Inventory

We adjust inventory values on a consistent basis to reflect current market conditions.  In accordance with ASC 330, "Inventories," we write down inventory to net realizable value in the period in which conditions giving rise to the write-downs are first recognized. During the fiscal year 2018, the Company recorded $1.7 million in inventory write-downs that management identified as low-productive and did not fit the Company’s go-forward model.

Lease Termination

For lease obligations related to closed stores, we record the estimated future liability associated with the rental obligation on the cease use date (when the stores were closed).  The lease obligations are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420, “Exit or Disposal Cost Obligations.”  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2016, the Company increased the lease liability for stores closed between 2014 and 2016 by $0.5 million and utilized $0.3 million, leaving a liability of $0.2 million. This reserve was utilized during fiscal year 2017 in full.

In the first quarter of 2017, the Company recorded a lease liability relating to the 39 underperforming store closures in fiscal 2017 of $8.2 million. Additional $0.2 million reserve was recorded in the fourth quarter of 2017 and $2.1 million of reserve was utilized during the year, leaving $6.3 million reserve balance as of February 3, 2018. During 2018, the Company utilized $2.4 million of the liability and $4.5 million of the reserve balance remains as of February 2, 2019.

The following table illustrates the lease liability related to the planned store closures discussed in the previous paragraphs (in millions):

	Balance at February 3, 2018	Additions	Utilization	Ending Balance February 2, 2019
Lease contract termination liability, store closures	6.3	0.6	(2.4)	4.5

NOTE 14 – BUSINESS COMBINATIONS

On April 10, 2015, we acquired 100% of the equity interests in Reeves-Sain Drug Store, Inc., a provider of retail and specialty pharmaceutical services (now classified as Assets Held for Sale). The total consideration for the purchase was approximately $66.0 million, less working capital adjustments of $10.3 million, which yielded an adjusted purchase consideration of $55.8 million. The Company incurred $0.5 million of transaction costs in connection with the acquisition.  The transaction costs were expensed as incurred and are reflected in selling, general and administrative expenses in the consolidated statement of operations. The adjusted consideration consisted of $42.8 million in cash at the time of closing and $13.0 million in notes payable in three equal installments on January 31st of 2021, 2022 and 2023. The notes payable have an adjustment mechanism based upon an earn-out provision that could result in an increase to the face value of the notes if certain financial metrics are achieved. No amounts have been reflected in the 2018 or 2017 consolidated financial statements for this provision as the financial metrics were not achieved. If and when the provision is met, the expense will be treated as compensation expense in that year.

NOTE 15 – SUBSEQUENT EVENT

On April 11, 2019, the Company announced that the Board had approved a plan to close 159 underperforming stores (the “Closures”). The decision to close these stores was the result of a comprehensive evaluation of the Company’s store portfolio, which examined historical and recent store performance and the timing of lease expirations, among other factors.  The Company intends to close these stores by the end of May 2019.  The timing of the Closures is subject to change until finalized, and the actual timing may vary materially based on various factors. The Company is further evaluating certain additional store closures, although no applicable approvals have been obtained to do so at this time.

The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with the Closures, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.  The Company is also currently unable in good faith to make a determination of an estimate of the amount or range of amounts of impairment charge to be incurred in connection with the Closures, or an estimate of the amount or range of amounts of the impairment charge that will result in future cash expenditures.  The Company will file an amendment to the Current Report on Form 8-K on April 11, 2019 relating to, among other things, the Closures, after it determines such estimates or ranges of estimates.

On April 11, 2019, the Company also announced that it had retained PJ Solomon to assist the Board in undertaking a comprehensive review of the full range of strategic alternatives available to the Company, which may include an evaluation of the Company’s current operating plan, as well as potential alternatives to maximize value, including, among other things, a sale, merger, a consolidation or business combination, further store closures, asset divestitures, financing transactions or restructurings.

The Company has not set a timetable for completion of the evaluation process. As previously disclosed, no decision has been made to pursue any specific strategic transaction or any other strategic alternative, and there can be no assurance that the Board’s exploration of strategic alternatives will result in the completion of any transaction or other alternative. The Company does not intend to discuss or disclose developments with respect to this process unless and until the Board has approved a specific transaction, or otherwise deems further disclosure is appropriate or if disclosure is required by applicable law.

See also Note 4 under the heading “Recent Developments Relating to the Revolving Credit Facility.”

The foregoing recent developments involve various risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Information” and Item 1A: “Risk Factors” included elsewhere in this Form 10-K.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 2, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Based on the evaluation by our Chief Executive Officer and our Chief Financial Officer, we concluded that our internal controls were not effective as of February 2, 2019 as management identified the following control deficiencies that individually are material weaknesses in our internal control over financial reporting:

Ineffective Control Environment, Risk Assessment and Monitoring.  Due to significant turnover of financial reporting personnel during the year, we failed to adequately identify elevated risks that resulted in control deficiencies.  As a result, we failed to maintain effective controls over the control environment, risk assessment, and monitoring components following the personnel changes.  We believe this material weakness contributed to the following control deficiencies that are additional material weaknesses.

Ineffective controls in accounting for non-routine/complex transactions and accounting estimates.  Our controls regarding non-routine and/or complex transactions and accounting estimates were not effective.  As a result, we failed to follow proper accounting treatment specific to certain sale/leaseback transactions, impairment of long lived assets, and other receivables.  This material weakness resulted in adjustments prior to the issuance of the financial statements that, if not corrected, would have resulted in a material misstatement of the financial statements.

Ineffective controls in financial statement close process and reporting.  We identified instances of a failure of our control over the depth and timeliness review of certain account balances due to a lack of a sufficient complement of corporate accounting and finance personnel necessary to consistently operate management review controls. As a result, controls were not operating effectively over the review and preparation of the financial statements.  This material weakness resulted in adjustments prior to the issuance of the financial statements that, if not corrected, would have resulted in a material misstatement of the financial statements.

Lack of sufficient segregation of duties within certain accounting functions.  Segregation of duties within accounting functions is a basic internal control.  During the fourth quarter, we did not have sufficient accounting staff and supervisory personnel to provide an appropriate segregation of duties within the accounting and finance function, specifically as it related to our treasury transaction cycle.  Segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have proper segregation of duties and has concluded that this control deficiency could allow for a material misstatement of the consolidated financial statements and is therefore a material weakness.

Management Plan to Remediate Material Weaknesses

In order to remediate the documented material weakness, management has implemented the following corrective measures:

(a)	We have hired additional staff to properly segregate treasury duties;

(b)	We recently hired a heavily-experienced Senior Vice President and Controller to fill a vacancy created during the fourth quarter of 2018.

(c)

In December 2018, we hired a Director of SEC Reporting and Technical Pronouncements to provide oversight and technical expertise to supervisory and other accounting staff related to unusual and complex transactions, relevant new accounting pronouncements, as well as support of the proper execution of our internal controls over financial reporting.

We are developing a plan to manage the impact of personnel turnover by enhancing the business understanding and relevant knowledge possessed by those responsible for ensuring proper management review and effective financial reporting controls.

(e)

We are developing a plan to improve the periodic financial close and reporting process through the use of a detail financial close plan and expanded reporting of financial data to our senior management.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. We expect to complete the required remedial actions during 2019. While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses that exist at February 2, 2019 may continue to exist.

BDO, LLP, the independent registered public accounting firm, has issued their report on our internal control over financial reporting as of February 2, 2019, which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fred’s, Inc.

Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Fred’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive  loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the financial statements”) and our report dated May 3, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment - Risk Assessment and Monitoring

The Company’s Risk Assessment and Monitoring process did not adequately identify elevated risks that resulted in controls deficiencies resulting from significant turnover of financial reporting personnel during the year.  Further, the Company did not perform timely and ongoing evaluations to ascertain whether the components of internal control were present and functioning subsequent to such personnel changes.  This material weakness contributed in some part to the additional material weaknesses noted herein.

Accounting for Non-Routine/Complex Transactions and Accounting Estimates

The Company did not maintain controls that were appropriately designed, implemented or operating effectively to properly assess the accounting for, recording of, and disclosure of Non-Routine and/or Complex Transactions and Accounting Estimates within the consolidated financial statements. The lack of effective financial reporting controls to assess Non-Routine and/or Complex Transactions and Accounting Estimates for proper accounting treatment resulted in adjustments to various accruals, the impairment analysis for long-lived assets and other receivable accounts in the annual consolidated financial statements.

Financial Statement Close Process and Reporting

The Company did not maintain controls that were appropriately designed, implemented or operating effectively over the period end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, it lacked controls to consistently produce account reconciliations that were properly reviewed and approved and to maintain, readily available, supporting documentation for the consolidated financial statement balances and the related footnote disclosures.

Lack of Adequate Controls and Procedures Related to the Treasury Cycle

The Company lacked effectively designed segregation of duties controls for the authorization, initiation and processing of wire transfer transactions due to certain personnel changes.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated May 3, 2019 on those consolidated financial statements.

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

May 3, 2019

ITEM 9B. Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the proxy statement for our 2019 Annual Meeting.

ITEM 11: Executive Compensation

Information required by this item is incorporated herein by reference to the proxy statement for our 2019 Annual Meeting.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the proxy statement for our 2019 Annual Meeting.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the proxy statement for our 2019 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the proxy statement for our 2019 Annual Meeting.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See Item 8)

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Any amounts that meet the definition of valuation and qualifying accounts that have not been disclosed elsewhere in the financial statements have been disclosed in Schedule II.

(a)(3) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, by and between Fred’s, Inc., AFAE, LLC, Rite Aid Corporation and Walgreens Boots Alliance, Inc., dated as of December 19, 2016.	10-K	333-103904	2.1	April 13, 2017

2.2	Asset Purchase Agreement, dated May 4, 2018, by and among Advanced Care Scripts, Inc., Fred’s Stores of Tennessee, Inc., Fred’s, Inc., National Pharmaceutical Network, Inc., and Reeves-Sain Drug Store, Inc. d/b/a EntrustRX	8-K	001-14565	2.1	June 4, 2018

2.3	Asset Purchase Agreement, dated September 7, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	September 10, 2018

2.4	Amendment to Asset Purchase Agreement, dated October 23, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	November 14, 2018

3.1	Restated Charter of Fred’s, Inc., as amended	S-8	333-103904	3.1	March 18, 2003

3.2	Articles of Amendment to the Charter of Fred's, Inc.	8-A	001-14565	3.1	October 17, 2008

3.3	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	December 27, 2016

3.4	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	May 31, 2017

3.5	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	June 28, 2017

3.6	Amended and Restated Bylaws of Fred’s, Inc.	8-K	001-14565	3.2	December 27, 2016

3.7	Amendment No. 1 to the Amended and Restated Bylaws of Fred’s Inc.	8-K	001-14565	3.1	June 16, 2017

4.1	Specimen Common Stock Certificate of Fred’s, Inc.	S-1	33-45637	4.2	March 17, 1992

4.2	Rights Agreement, dated December 26, 2016 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-14565	4.1	December 27, 2016

4.3	Amendment No. 1 to the Rights Agreement, dated as of May 30, 2017, between Fred's, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-14565	4.1	May 31, 2017

4.4	Rights Agreement, dated as of June 27, 2017 between Fred’s, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent.	8-K	001-14565	4.1	June 28, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Amended and Restated Rights Agreement, dated as of September 18, 2017 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-14565	4.1	September 18, 2017

4.6†	Description of Registrant Securities

10.1	Form of Fred’s, Inc. Franchise Agreement.	S-1	33-45637	10.8	March 17, 1992

10.2#	Amendment to Employment Agreement, dated as of December 16, 2008, between Fred’s, Inc. and Michael J. Hayes.	8-K	001-14565	10.2	December 23, 2008

10.3#	Fred’s, Inc. 2012 Long-Term Incentive Plan	DEF 14A	001-14565	Appendix A	June 27, 2012

10.4#	Amendment No. 1 to the Fred’s, Inc. 2012 Long-Term Incentive Plan	8-K	001-14565	99.1	July 16, 2012

10.5#	Employment Agreement, effective as of November 3, 2014, between Fred’s, Inc. and Jerry A. Shore.	10-Q	001-14565	10.31	December 11, 2014

10.6#	Employment Agreement, dated as of January 12, 2015, between Fred’s, Inc. and Michael K. Bloom.	8-K	001-14565	10.32	January 14, 2015

10.7	Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender and Bank of America, N.A., in its capacity as co-collateral agent and lender.	10-K	001-14565	10.33	April 16, 2015

10.8#	Amendment to Management Compensation Agreement, effective as of August 30, 2016, between Fred’s Inc. and Michael Bloom	10-Q	001-14565	10.34	September 8, 2016

10.9#	First Amendment to Management Compensation Agreement, effective as of August 29, 2016, between Fred’s Inc. and Jerry Shore.	10-Q	001-14565	10.35	September 8, 2016

10.10	Commitment Letter, dated as of December 19, 2016, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.11	April 13, 2017

10.11	Commitment Letter, dated as of December 19, 2016, among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc., Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Tennenbaum Capital Partners, LLC, and Great American Capital Partners, LLC.	10-K	333-103904	10.12	April 13, 2017

10.12†

First Amendment, dated as of October 23, 2015, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.

10.13	Second Amendment, dated as of December 28, 2016, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	December 30, 2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.14	Amended and Restated Commitment Letter, dated as of January 18, 2017, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.14	April 13, 2017

10.15	Third Amendment, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender	8-K	001-14565	10.1	February 2, 2017

10.16	Amended and Restated Addendum, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.2	February 2, 2017

10.17#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Rick K. Hans.	10-K	333-103904	10.17	April 13, 2017

10.18#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Craig L. Barnes.	10-K	333-103904	10.18	April 13, 2017

10.19#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Mary Lou Gardner.	10-K	333-103904	10.19	April 13, 2017

10.20#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Timothy A. Liebmann.	10-K	333-103904	10.20	April 13, 2017

10.21#	Second Amendment to Management Compensation Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Michael K. Bloom.	10-K	333-103904	10.21	April 13, 2017

10.22#	Employment Agreement, dated April 10, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.1	July 19, 2017

10.23#	Amendment No. 1 to Employment Agreement, dated July 19, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.2	July 19, 2017

10.24#	Consulting Agreement, effective on March 6, 2018 between Fred’s Inc. and Lilia Lauren.	10-K	001-14565	10.23	May 5, 2018-

10.25	Cooperation Agreement, dated April 21, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	April 24, 2017

10.26	Registration Rights Agreement, dated May 24, 2017, among Fred’s, Inc., Alden Global Capital LLC and Strategic Investment Opportunities LLC.	8-K	001-14565	10.1	May 24, 2017

10.27	Second Amended and Restated Commitment Letter, dated June 9, 2017, among Fred’s, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Bank, Regions Capital Markets, a Division of Regions Bank, and Citizens Bank, N.A.	10-Q	001-14565	10.3	September 7, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.28

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

		10-Q	001-14565	10.4	September 7, 2017

10.29	Form of Indemnification Agreement.	8-K	001-14565	10.1	June 16, 2017

10.30	Fourth Amendment to Revolving Loan and Credit Agreement, First Amendment to Amended and Restated Addendum to Credit Agreement and First Amendment to Security Agreement, dated July 31, 2017, among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-145651	10.1	August 3, 2017

10.31†

Fifth Amendment, dated as of August 22, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.

10.32†

Sixth Amendment, dated as of April 5, 2018, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.

10.33	Amended and Restated Cooperation Agreement, dated August 11, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	August 14, 2017

10.34#	Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEF 14A	001-14565	Appendix A	May 16, 2017

10.35#	First Amendment to the Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEFA14A	001-14565	Appendix A	May 31, 2017

10.36#	Separation Agreement and General Release, effective April 24, 2018, between Fred’s Inc. and Michael K. Bloom.	8-K	001-14565	10.1	April 27, 2018

10.37#	Separation Agreement and General Release, dated May 3, 2018, between Fred’s Inc. and Timothy Liebmann.	8-K	001-14565	10.1	May 3, 2018

10.38#	Separation Agreement and General Release, dated May 3, 2018, between Mary Louise Gardner and Fred’s Inc.	8-K	001-14565	10.2	May 3, 2018

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.39#	Separation Agreement and General Release, effective July 26, 2018, between Greg Froton and Fred’s, Inc.	10-Q	001-14565	10.4	September 18, 2018

10.40	Seventh Amendment to Revolving Loan and Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement, dated as of August 23, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 29, 2018

10.41	Amendment No. 1 to Amended and Restated Cooperation Agreement, dated as of October 10, 2018, among Fred’s Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	October 11, 2018

10.42	Third Amendment to Amended and Restated Addendum to Revolving Loan and Credit Agreement, dated as of October 15, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	October 19, 2018

21.1†	Subsidiaries of Fred’s, Inc.	-	-	-	-

23.1†	Consent of BDO USA, LLP.	-	-	-	-

31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-	-

32.1††	Certification of Chief Executive Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-

32.2††	Certification of Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	-	-	-	-

101.SCH	XBRL Taxonomy Extension Schema	-	-	-	-

101.CAL	XBRL Taxonomy Extension Calculation Link base	-	-	-	-

101.DEF	XBRL Taxonomy Extension Definition Link base	-	-	-	-

101.LAB	XBRL Taxonomy Extension Label Link base	-	-	-	-

101.PRE	XBRL Taxonomy Extension Presentation Link base	-	-	-	-

†	Filed herewith.
††	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

ITEM 16: Form 10-K Summary

None.

Schedule II — Valuation and Qualifying Accounts

(dollars in thousands)	Beginning Balance	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Ending Balance
Deducted from applicable assets:

Allowance for doubtful accounts
Year ended February 2, 2019	$1,385	$316	$341	$1,360
Year ended February 3, 2018	$1,626	$692	$933	$1,385

Insurance reserves
Year ended February 2, 2019	$11,285	$65,272	$68,311	$8,246
Year ended February 3, 2018	$10,859	$42,101	$41,675	$11,285

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 3rd day of May 2019.

FRED'S, INC.

By:	/s/ Joseph M. Anto
Joseph M. Anto, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 3rd day of May, 2019.

Signature	Title

/s/ Heath B. Freeman	Director and Chairman of the Board
Heath B. Freeman

/s/ Joseph M. Anto	Chief Executive Officer
Joseph M. Anto	and Secretary (Principal Executive Officer)

/s/ Ritwik Chatterjee	Chief Financial Officer (Principal Financial and Accounting Officer)
Ritwik Chatterjee

/s/ Thomas E. Zacharias	Director
Thomas E. Zacharias

/s/ Dana Goldsmith Needleman	Director
Dana Goldsmith Needleman

/s/ Steven B. Rossi	Director
Steven B. Rossi

/s/ Timothy A. Barton	Director
Timothy A. Barton