Form 10-K/A
period 2019-02-02
FREDS INC
filed 2019-06-03
CIK 724571

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

FRED’S, INC.

FORM 10-K

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Fred's, Inc.’s (“Fred’s”, “We”, “Our”, “Us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended February 2, 2019, originally filed with the Securities and Exchange Commission (the “SEC”), on May 3, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2018 fiscal year. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include an additional exhibit and new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

Cautionary Statement Regarding Forward-looking Information

Comments in this Amendment that are not historical facts are forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. A reader can identify forward-looking statements because they are not limited to historical facts or they use such words as “outlook,” “guidance,” “may,” “should,” “could,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “committed,” “continue,” or “will likely result” and similar expressions that concern the Company’s strategy, plans, intentions or beliefs about future occurrences or results. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, demand for products, share repurchases, strategic initiatives, including those relating to store closures and acquisitions and dispositions by the Company and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to risks and uncertainties associated with: (i) the competitive nature of the industries in which we operate; (ii) our turnaround plan and the implementation of our strategic initiatives, and their impact on our sales, costs and operations; (iii) our store closures and the related sales of inventory and real estate issues; (iv) our divestitures; (v) utilizing our existing and new stores and the extent of our pharmacy department presence in new and existing stores; (vi) conditions affecting the retail sector as a whole; (vii) our reliance on a single supplier of pharmaceutical products; (viii) our pharmaceutical drug pricing; (ix) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (x) consolidation in the healthcare industry; (xi)  our private brands; (xii) the seasonality of our business and the impact of adverse weather conditions; (xiii) operational, supply chain and distribution difficulties; (xiv) merchandise supply and pricing; (xv) consumer demand and product mix; (xvi) delayed openings and operating new stores and distribution facilities; (xvii) our employees; (xviii) risks relating to payment processing; (xix) our computer systems, and the processes supported by our information technology infrastructure; (xx) our ability to protect the personal information of our customers and employees; (xxi) cyber-attacks; (xxii) changes in governmental regulations; (xxiii) the outcome of legal proceedings, including claims of product liability; (xxiv) insurance costs; (xxv) tax assessments and unclaimed property audits; (xxvi) current economic conditions;  (xxvii) our indebtedness and our ability to satisfy our debt obligations and obtain forbearance or waivers for any defaults; (xxviii) the terms of our existing and future indebtedness, including the covenants set forth in the documents governing such indebtedness; (xxix) any acquisitions we may pursue and the ability to effectively integrate businesses that we acquire; (xxx) our ability to remediate the material weaknesses in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; (xxxi) our largest stockholder holding a significant percentage of our outstanding equity; (xxxii) our ability to pay dividends and/or repurchase shares of our Class A voting common stock; (xxxiii) our ability to attract and retain talented executives; (xxxiv) any strategic alternatives that we decide to pursue, if any; (xxxv) our ability to continue as a going concern; and (xxxvi) the factors listed under Item 1A: “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and in any subsequent quarterly filings on Form 10-Q filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

The Board of Directors

The Board of Directors of Fred’s, Inc. (the “Board”) currently consists of five directors. Additional information about each director can be found below. There are no family relationships among any director, executive officer or person nominated or chosen to be a director or executive officer known to us.

Directors	Age	Independent	Current Position	Director Since
Heath B. Freeman	39	✓	Director, Chairman	2017
Timothy A. Barton	52	✓	Director	2017
Dana Goldsmith Needleman	46	✓	Director	2018
Steven B. Rossi	69	✓	Director	2017
Thomas E. Zacharias	65	✓	Director	2018

Director Qualifications and Biographical Information

Set forth below is a brief biographical description of each of our directors.

Heath B. Freeman joined the Board in August 2017. Mr. Freeman is the President and a Founding Member of Alden Global Capital LLC, a New York-based investment firm focused on deep value, catalyst driven investing. He has been with the firm since its founding in 2007, and has been its President since 2014. Mr. Freeman currently serves as Vice Chairman of MNG Enterprises, Inc. (“MNG”), a Company that owns media properties such as The Denver Post, San Jose Mercury News, Orange County Register and the Boston Herald. Prior to Alden Global Capital LLC, Mr. Freeman worked as an Investment Analyst at Smith Management, a private investment firm. Mr. Freeman began his career as an analyst at Peter J. Solomon Company, a boutique investment bank with a focus on Retail and Consumer, where he worked on mergers and acquisitions, restructurings and refinancing matters. Currently, Mr. Freeman serves as Chairman of the Advisory Board for Jewish Life at Duke University’s Freeman Center. He is a graduate of Duke University. Mr. Freeman was selected as a director nominee by Alden pursuant to the Cooperation Agreement (described below) due to his deep retail, turnaround and financial expertise.

Timothy A. Barton was appointed to the Board in April 2017. Mr. Barton founded Freightquote in 1998, and served as Chairman and CEO until the company’s sale to C.H. Robinson Worldwide in 2015. Prior to founding Freightquote, Mr. Barton was the Co-Founder and President of UWI Association Programs, which grew into Network Long Distance before being acquired by IXC Communications/Broadwing in 1998. Mr. Barton earned his B.A. in Business from the University of Kansas and an M.A. in Finance from Louisiana State University. Mr. Barton was selected as a director nominee by Alden pursuant to the Cooperation Agreement (described below) due to his extensive management, financial and operations experience.

Dana Goldsmith Needleman was appointed to the Board in May 2018. Since October 2009, Ms. Goldsmith Needleman has served as a Principal of The Cogent Group, a private real estate investment firm, where she is responsible for the origination, underwriting, financing, structuring, and closing of net lease transactions. From 1999 to 2009, Ms. Goldsmith Needleman was employed by Cardinal Capital Partners, a sale-leaseback firm, serving as Managing Director from 2003 to 2009 and Vice President from 1999 to 2002. From 1997 to 1999, Ms. Goldsmith Needleman was an associate at Corporate Realty Investment Company, a private real estate company. Ms. Goldsmith Needleman earned her B.A. from Duke University and her J.D. from Boston University School of Law. Ms. Goldsmith Needleman was selected as a director due to her substantial retail real estate and corporate management background.

Steven B. Rossi was appointed to the Board in April 2017. In November 2017, Mr. Rossi retired as the Chief Executive Officer of Digital First Media. He previously served as Digital First Media’s Chief Operating Officer. Prior to joining Digital First Media, Mr. Rossi held several successive management positions over 19 years with Knight Ridder Inc., including Chief Financial Officer, Senior Vice President of Operations and President of the Newspaper Division. Mr. Rossi holds an MBA from The Wharton School of the University of Pennsylvania and a B.A. in Economics from Ursinus College. Mr. Rossi was selected as a director nominee by Alden pursuant to the Cooperation Agreement (described below) due to his substantial business and technology background and as well as his experience in growing successful companies.

Thomas E. Zacharias was appointed to the Board in May 2018. Since 2017, Mr. Zacharias has served as the President of Zacharias & Co. LLC, a real estate investment and advisory firm. From 2002 to 2017, Mr. Zacharias was employed by W.P. Carey Inc., a global real estate investment trust, where he served in multiple capacities including Chief Operating Officer, Managing Director and Head of Asset Management. From 2000 to 2002, Mr. Zacharias served as Senior Vice President of MetroNexus North America, a Morgan Stanley real estate fund. From 1998 to 2000, Mr. Zacharias served as Principal of Lend Lease Development U.S., a real estate development company. From 1981 to 1998, Mr. Zacharias served as a Vice President of Corporate Property Investors, a real estate development company. Mr. Zacharias formerly served as a director of Nexeo Solutions, Inc., a global chemical and plastics distributor, and of Payless Holdings, LLC, a footwear retailer. Mr. Zacharias received his B.A. from Princeton University and holds an MBA from the Yale School of Management. Mr. Zacharias was selected as a director due to his extensive experience with general management, financial analysis, strategic planning, value creation, operations, acquisitions, restructurings and retail real estate.

For information concerning the number of shares of common stock owned by each director, and all directors and executive officers as a group as of May 1, 2019, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Executive Officers

Set forth below is information regarding the current executive officers of Fred’s:

Name	Age	Current Position	Executive Officer Since
Joseph Anto	40	Chief Executive Officer and Secretary	2017
Ritwik Chatterjee	43	Chief Financial Officer	2018
Michael Ladd	48	Chief Stores Officer	2018

Mr. Anto, age 40, was appointed Executive Vice President, Chief Financial Officer and Secretary of the Company in February 2018, and he was named Interim Chief Executive Officer in April 2018. Before that, Mr. Anto served as a consultant to the Company, beginning in July 2017. From June 2015 to February 2018, Mr. Anto served as Senior Vice President of Strategy and M&A at MediaNews Group, Inc. (d/b/a Digital First Media), one of the largest newspaper companies in the U.S. by circulation. From July 2014 to May 2015, he was Vice President of Business Development for MediaNews Group and also CEO at Jobs-in-the-US.com, a subsidiary of MediaNews Group with regionally focused job board sites in New England. From February 2013 to June 2014, Mr. Anto was Managing Director at Digital First Ventures, the strategic investing division of MediaNews Group. Mr. Anto is the co-founder of RumbaTime, LLC, a fashion brand focused on timepieces and accessories, and served as the company’s CEO from 2009 to 2012. Before that, Mr. Anto held positions at Harbinger Capital Partners, ABS Capital Partners and First Union Securities. He has previously served on the boards of private merchant power companies Kelson Energy Inc. and Kelson Canada, CIPS Marketing Group Inc. and RumbaTime. Mr. Anto holds a BBA from Emory University and an MBA from Columbia University.

Mr. Chatterjee, age 43, was appointed as the Company’s Senior Vice President of Corporate Development in September 2018, and before that served as the Company’s Vice President of Finance beginning in June 2018. Prior to joining Fred’s, Mr. Chatterjee most recently served as Senior Vice President, Strategy & Business Development at Rachel Zoe, Inc. from January 2018 to June 2018. Before that, Mr. Chatterjee served as Interim Chief Financial Officer of Microdynamics Group, a private equity-owned invoice and billing firm, from March 2017 until its sale to OSG Billing Services in October 2017.  Prior to that, Mr. Chatterjee was Senior Vice President of Strategy and Business Development at Martha Stewart Living Omnimedia, Inc. (“Martha Stewart Living”) from June 2014 to December 2016, where he led efforts to restructure the company and sell it to Sequential Brands Group, Inc. (NASDAQ: SQBG). Before Martha Stewart Living, Mr. Chatterjee was a Vice President at Structured Portfolio Management, a credit investment firm, from February 2011 to April 2014. Prior to that, Mr. Chatterjee held positions at Harbinger Capital Partners, Merrill Lynch (now Bank of America), Piper Jaffray Companies and CIBC World Markets. He has a BA from Brown University.

Mr. Ladd, age 48, joined Fred’s as Executive Vice President of Store Operations in January 2018. Before Fred’s, Mr. Ladd served as Vice President of Stores at Barnes & Noble, Inc. with responsibility for the store and operations organizations from June 2016 through August 2016. Mr. Ladd joined Barnes & Noble from Sears Holdings Corporation, where he served as Senior Vice President and Head of Sears Retail with responsibility for the entire store and retail operations teams from December 2014 to June 2016. He also acted in corporate and field leadership roles of increasing responsibility during his 20-year career with Sears Holdings. Mr. Ladd holds a BA in Business Psychology from Miami University.

Cooperation Agreement with Alden Global Capital LLC and Appointment of Messrs. Freeman, Barton and Rossi to the Board

We are party to a cooperation agreement (as amended and restated and further amended to date, the “Cooperation Agreement”) with Alden and certain of its affiliates.  Pursuant to the Cooperation Agreement, the Board appointed Messrs. Freeman, Barton and Rossi (the “Alden Designees”) to the Board in 2017.  Among other things, the Cooperation Agreement provides that:

•

the Board will have the right to increase the size of the Board to 11 members to accommodate additional directors approved by the Board, and the Company will not be required to offer Alden any additional directorships if the size of the Board is expanded;

•	Alden has the right to designate replacement candidates for the Alden Designees subject to certain terms and conditions;
•

during the term of the Cooperation Agreement, one or more Alden Designees is required to resign from the Board if Alden’s ownership falls below 10% of the Company’s issued and outstanding shares of common stock, and all remaining Alden Designees will resign from the Board if Alden’s ownership falls below 5% of the Company’s issued and outstanding shares of common stock;

•

the Board agreed to combine the Nominating Committee and Governance Committees into a new Nominating and Governance Committee, and each of the Company’s Nominating and Governance Committee and Compensation Committee will have four members, including both Messrs. Barton and Rossi, with an Alden Designee determined by the Board chairing the Compensation Committee;

•

during the term of the Cooperation Agreement, Alden will vote all shares of common stock owned by Alden in accordance with the Board’s recommendations with respect to each election of directors, the ratification of the appointment of the Company’s independent registered public accounting firm, the Company’s “say-on-pay” proposal, and any other proposal to be submitted to the shareholders of the Company, with certain exceptions relating to business combination transactions and certain equity issuances by the Company;

•

during the term of the Cooperation Agreement, Alden is subject to customary standstill provisions with regards to share purchases, proxy contests and other related matters during the term of the Cooperation Agreement;

•

during the term of the Cooperation Agreement, Alden is permitted to participate pro rata in any equity issuances by the Company, subject to certain exceptions for equity issuance relating to compensation of up to 4.5% of the issued and outstanding shares of the Company, certain business combination transactions, and stock splits, stock dividends, reclassifications or recapitalizations of the Company, and the Company agrees that it will not issue equity with special voting or super majority voting power;

•	the Company granted Alden customary and reasonable registration rights pursuant to a registration rights agreement entered into promptly following entry into the Cooperation Agreement;
•	Alden grants the Company a right of first refusal for block sales of shares of common stock of 5% or more; and
•

either the Company or Alden may terminate the Cooperation Agreement after the earlier of September 1, 2019 and the date that is 15 business days prior to the deadline for the submission of shareholder nominations for the Company’s 2020 annual meeting of shareholders.

For additional details regarding the terms of the Cooperation Agreement, including the amendment and restatement thereof and further amendment thereto and copies of all such documents, see our Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 24, 2017, August 14, 2017 and October 11, 2018.

Delinquent Section 16(a) Reports

Based solely upon a review of reports of beneficial ownership of the common stock and written representations furnished to Fred’s by its officers, directors and principal shareholders, Fred’s is not aware of the failure of any such reporting person to file with the SEC on a timely basis any required reports of changes in beneficial ownership during the last fiscal year except (i) on December 18, 2018, a late Form 3 was filed for Jimmie Maurice Hensley, which was due within 10 calendar days of December 7, 2018, (ii) on June 4, 2018, a late Form 3 was filed for Dana Goldsmith Needleman, which was due within 10 calendar days of May 20, 2018, (iii) on June 1, 2018, a late Form 3 was filed for Thomas E. Zacharias, which was due within 10 calendar days of May 20, 2018, and (iv) on May 30, 2018, a late Form 4, disclosing a transaction involving the disposition of common stock, was filed for Timothy A. Liebmann, which was due within two business days of May 27, 2018.

The Company has developed and implemented processes, procedures and training to ensure improved compliance on an on-going basis with the requirements of Section 16 of the Exchange Act.

Board Meetings; Committees

During fiscal 2018, the Board held 18 meetings, and each incumbent director attended at least 75 percent of the total number of meetings of the Board, which were held during the portion of the year for which he or she was a director.  Additionally, each incumbent director attended at least 75 percent of the total number of committee meetings of the committees on which he or she served, which were held during the portion of the year for which he or she was a committee member.  As a regular part of the Board meetings, the directors, each of whom is independent, meet separately without management.  Mr. Freeman is Chairman of the Board.  Non-employee directors of Fred’s are paid for their services plus reasonable expenses for meeting attendance, and are granted stock options and/or restricted stock from time to time.  For additional information on Director Compensation see “Item 13—Executive Compensation–Director Compensation” below.

The following table sets forth the current members and chairman of each Committee of the Board.

Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee
Timothy A. Barton		✓	✓
Heath B. Freeman ♦
Dana Goldsmith Needleman	✓	✓	✓
Steven B. Rossi	✓	☑	✓
Thomas E. Zacharias	☑	✓	☑

✓ denotes Committee member

☑ denotes Committee chairman

♦ denotes Chairman of Board

Code of Conduct

The Company has adopted a code of ethics that applies to all of its directors, officers (including its NEOs) and employees.  The Company’s code of business conduct and ethics is available on the Company’s website at www.fredsinc.com and can be found under the Corporate Governance link.  The information contained on the website is not incorporated by reference in, or considered part of, this Amendment.

Audit Committee

Currently, the Audit Committee consists of Dana Goldsmith Needleman, Steven B. Rossi and Thomas E. Zacharias, Chairman. Each of the members of the Audit Committee is an independent director as defined in the NASDAQ listing standards and meets the independence criteria set forth in the SEC’s rules.  The Audit Committee met seven times during the 2018 fiscal year.

The Audit Committee is responsible for the engagement of the independent registered public accounting firm, considering the range of audit and non-audit fees, assisting the Board in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by the Company to any governmental body or the public, reviewing the Company’s system of internal controls regarding finance, accounting, legal compliance, risk, data security and ethics that management and the Board have established, and reviewing the Company’s auditing, accounting, and financial reporting processes, generally.

Audit Committee members have the requisite financial experience to serve on the Audit Committee. The management of the Company has the primary responsibility for the financial statements and reporting process. The independent registered public accounting firm is responsible for conducting and reporting on the audit of the Company’s financial statements and internal controls over financial reporting in accordance with generally accepted auditing standards.  The Company’s independent registered public accounting firm is ultimately accountable to the Audit Committee.  The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website.  The Board has determined that Mr. Zacharias meets the SEC’s definition of audit committee financial expert.

ITEM 11: Executive Compensation

Commencing in 2018, we qualify as a “smaller reporting company” as defined in Item 10 of Regulation S-K promulgated under the Exchange Act, and have elected to provide scaled executive compensation disclosures permitted under the Exchange Act for smaller reporting companies. As a result of being a smaller reporting company, we do not provide pay for performance, compensation and risk and compensation ratio disclosures, compensation committee interlocks disclosures, a compensation discussion and analysis or a compensation committee report, among other disclosures. We will remain a “smaller reporting company” until such time as our public float as of the last business day of our most recently completed second fiscal quarter is at least $250 million.

Named Executive Officers

Our named executive officers for fiscal year 2018, which, because we qualify as a “smaller reporting company,” consist only of (i) our current Chief Executive Officer and our former Chief Executive Officer, who served in such capacity for a portion of fiscal year 2018, (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of fiscal year 2018, and (ii) two additional former executive officers for whom disclosure would have been required by clause (ii) above but for the fact that these individuals were not serving as executive officers at the end of fiscal year 2018 (collectively, our “NEOs”), are:

Name	Position
Joseph M. Anto(1)	Chief Executive Officer and Secretary
Michael K. Bloom(2)	Former Chief Executive Officer
Michael Ladd(3)	Chief Stores Officer
Nathaniel Klein(4)	Chief Operating Officer
Timothy A. Liebmann(5)	Former Chief Operating Officer – Pharmacy
Michael James(6)	Former Senior Vice President – Specialty Pharmacy

(1)

Mr. Anto was appointed Chief Executive Officer effective February 3, 2019.  Prior to that appointment, Mr. Anto was serving as Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer and Secretary.

(2)	Mr. Bloom resigned from the Company effective April 24, 2018.
(3)	Mr. Ladd was appointed Chief Stores Officer effective February 3, 2019. Prior to that, Mr. Ladd was serving as Executive Vice President of Store Operations.
(4)

Mr. Klein was appointed Chief Operating Officer effective February 3, 2019.  Prior to that, Mr. Klein was serving as Senior Vice President of Finance.  Mr. Klein’s employment with the Company ended effective April 1, 2019.

(5)	Mr. Liebmann resigned from the Company effective on April 27, 2018.
(6)	Mr. James resigned from the Company effective on June 28, 2018.

Changes to executive compensation as well as general guidelines for other employees are considered and recommended to the full Board by the Compensation Committee.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by or paid to our NEOs during the fiscal years indicated.

Name & Principle Position	Year	Salary $(1)	Bonus $ (2)	Stock Awards $ (3)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph M. Anto	2018	494,231	--	--	--	--	--	--	494,231
Chief Executive Officer	2017	--	100,000	308,000	--	--	--	--	408,000
Michael K. Bloom	2018	178,366	355,976	600,000	--	--	--	555,940	1,690,282
Former Chief Executive Officer	2017	713,462	882,000	140,000	140,000	--	--	31,917	1,907,379
Michael Ladd	2018	390,953	--	--	--	--	--	--	390,953
Chief Stores Officer	2017	--	--	--	--	--	--	--	--
Nathaniel Klein	2018	221,538	--	--	--	--	--	--	221,538
Chief Operating Officer	2017	--	--	--	--	--	--	--	--
Timothy A. Liebmann	2018	123,077	--	--	--	--	--	276,923	400,000
Former Chief Operating Officer - Pharmacy	2017	404,808	240,000	40,000	40,000	--	--	3,763	728,571
Michael James	2018	178,500	165,750	--	--	--	--	31,875	376,125
Former Senior Vice President – Specialty Pharmacy	2017	330,250	48,750	--	--	--	--	1,959	380,959

(1)

Effective February 3, 2019, Mr. Anto’s annual base salary was increased to $675,000, Mr. Klein’s annual base salary was increased to $400,000, and Mr. Ladd’s annual base salary was increased to $420,000.

(2)

Represents a signing bonus for Mr. Anto, contractual and other bonuses approved by the Compensation Committee for Mr. Bloom, discretionary and signing bonuses for Mr. Liebmann and sales incentive plan bonuses for Mr. James.

(3)

The amounts in the columns captioned "Stock Awards" and "Option Awards" reflect the aggregate grant date fair value of the awards according to accounting for share-based payments.  For a description of the assumptions used by the Company to value these awards, please see Note 9 - Equity Incentive Plans to our consolidated financial statements included in the Original Filing, filed with the Commission on May 3, 2019.

Our compensation program is designed to motivate and reward outstanding performance and to drive long-term value creation.  The Compensation Committee has set the Company’s compensation philosophy of linking executive compensation to corporate performance and increases in shareholder value.  The Compensation Committee determines the executive compensation opportunity for our executives to balance between short- and long-term compensation.

The Compensation Committee consults with our Chief Executive Officer regarding management's perspective on business objectives, the effect of business results on compensation recommendations, executive compensation data, the performance of our other NEOs and other officers and his recommendations as to the compensation of our NEOs and other officers. Our Chief Executive Officer attends Compensation Committee meetings from time to time, but he does not attend those portions of Board and Compensation Committee meetings intended to be held without members of management present, including those relating to the Chief Executive Officer’s compensation.

The Compensation Committee makes use of analyses provided, at its request, by external consultants in determining executive compensation. For fiscal year 2018, the Compensation Committee retained Lyons, Benenson & Company Inc. in connection with the Company’s discretionary incentive bonus pool for fiscal year 2018 (described below under the heading “–Fiscal Year 2018 Bonus Pool”) and with the design and components of the Company’s annual Management Incentive Plan for executive officers and directors for fiscal year 2019 and beyond, although the Compensation Committee has not formally approved a 2019 plan at this time.  For fiscal year 2017, the Compensation Committee retained Pay Governance LLC in connection with the review of the Company’s 2017 executive compensation. The Compensation Committee reviewed the independence of each of Lyons, Benenson & Company Inc. and Pay Governance LLC relative to the six consultant independence factors adopted by the SEC to guide listed companies in determining the independence of their compensation consultants and other advisors. Following its review, the Compensation Committee concluded that each of Lyons, Benenson & Company Inc. and Pay Governance LLC is independent and has no conflicts of interest.

Management Incentive Program Compensation

Through our annual management incentive program (“MIP”), we may pay annual cash and stock incentive compensation to senior executives to reward executive performance for the year upon achievement of pre-determined Company performance goals. The participants only earn payment under the MIP if these specific pre-established goals are achieved. The MIP is typically paid in part stock and part cash compensation, with the mix of cash and stock based on level in the organization.  Stock awards are granted under the 2017 LTIP.

The Compensation Committee, with the assistance of Lyons, Benenson & Company Inc., is currently evaluating the design and components of the Company’s annual MIP and director compensation for fiscal year 2019 and beyond, although the Compensation Committee has not formally approved a 2019 plan at this time.

While the Compensation Committee believes that best practice is to employ an objective, performance-based annual MIP, fiscal year 2018 was a year of transition in which, due to significant executive team turnover and substantial shifts in our strategic and operating plans, it was not possible to approve a reliable plan against which incentives could be generated. The Compensation Committee believed, however, that the accomplishments of the leadership team, which was put in place during fiscal year 2018, warranted the payment of bonuses, with the objectives of retaining and further motivating the new management team.  These bonuses are described below.

Fiscal Year 2018 Bonus Pool

In March 2019, the Board approved a discretionary incentive bonus pool of approximately $2 million, split evenly between cash and equity, with respect to the execution of certain key strategic initiatives in 2018 and for retention and motivation purposes, under which Messrs. Anto, Ladd and Klein, along with certain other senior executives and employees, were awarded cash and restricted stock awards under the Company’s 2017 Long-Term Incentive Plan (the “2017 LTIP”).  Of the Company’s NEOs included in the bonus pool, Mr. Anto was awarded a cash incentive payment equal to $190,000 and 124,579 shares of restricted stock, Mr. Ladd was awarded a cash incentive payment equal to $145,000 and 58,923 shares of restricted stock, and Mr. Klein was awarded a cash incentive payment equal to $120,000 and 52,189 shares of restricted stock. The cash awards were fully vested upon payment and the restricted stock awards will vest in four equal installments on each of the first four anniversaries of the date of grant.  These cash and stock bonuses, which were granted after the end of the 2018 fiscal year, are not reflected in the Summary Compensation Table or other tables in this Amendment.

All Other Compensation

The amounts in the “All Other Compensation” column of the Summary Compensation Table above have historically included, among other things, matching contributions on the Fred’s, Inc. 401(k) plan, dividends on restricted stock awards that have not yet vested, severance payments, perquisites (including personal use of company cars), reimbursement of moving/relocation expenses and reimbursement for healthcare costs for certain NEOs.  For Mr. Bloom for 2018, such amount included cash severance payments of $535,096.  For Mr. Liebmann for 2018, such amount included cash severance payments of $276,923.  For Mr. James for 2018, such amount included cash severance payments of $31,875.

Executive Employment Agreement

Management Compensation Agreement with Michael K. Bloom

The Company and Michael K. Bloom were parties to a management compensation agreement, dated as of January 12, 2015, as amended on August 30, 2016 and April 10, 2017 (as amended, the “Management Compensation Agreement”).  Effective on April 24, 2018, the Management Compensation Agreement was terminated, except for certain surviving provisions relating to confidentiality, non-competition, non-solicitation and non-disparagement.

Termination.  The Management Compensation Agreement permitted Mr. Bloom to terminate the agreement for good reason or disability with at least 30 days prior notice, and it permitted the Company to terminate the agreement without cause upon at least 30 days prior notice or at any time with cause.  The Management Compensation Agreement would also terminate upon Mr. Bloom’s death.

In the event Mr. Bloom was terminated without cause or Mr. Bloom terminated for good reason, Mr. Bloom would receive his base pay as of the date of termination for a period of 36 months as well as 36 months of benefits coverage and car allowance, and Mr. Bloom’s unvested shares of restricted stock and options would vest immediately. In addition, if Company’s current healthcare provider will not permit Mr. Bloom to continue coverage under the Company’s healthcare plan, the Company would purchase equivalent coverage from another provider.

In the event Mr. Bloom was terminated without cause within 18 months after a “change in control,” as such term was defined in the Management Compensation Agreement, Mr. Bloom would have been entitled to receive the same severance and benefits as if Mr. Bloom had been terminated without cause or if Mr. Bloom had terminated for good reason.

Restrictive Covenants.  Mr. Bloom was subject to non-competition and non-solicitation provisions for one year after termination, and remains subject to a perpetual covenant not to use or disclose confidential information or make disparaging statements about the Company.

Employment Agreement with Timothy A. Liebmann

On April 10, 2017, the Company entered into an employment agreement (the “Liebmann Employment Agreement”) with Timothy A. Liebmann.  Effective on April 27, 2018, the Liebmann Employment Agreement was terminated, except for certain surviving provisions relating to confidentiality, non-competition, non-solicitation and non-disparagement.

Termination.  The Liebmann Employment Agreement permitted Mr. Liebmann to terminate the Liebmann Employment Agreement for any reason or no reason upon at least 180 days prior notice, and permitted the Company to terminate the Employment Agreement without cause upon at least 30 days prior notice or at any time with cause.  The Liebmann Employment Agreement would also terminate upon the executive’s death or disability.

Under the Liebmann Employment Agreement, in the event of termination without cause within 180 days after a “change in control,” as such term was defined in the Liebmann Employment Agreement, Mr. Liebmann would have been entitled to receive a severance payment equal to his base pay for 24 months, medical and dental insurance coverage for 24 months, and his unvested shares of restricted stock and options would vest immediately. In the event of termination within 180 days after a change in control and during the 24 month period following such termination Mr. Liebmann became employed by another employer, the Company would only be obligated to pay Mr. Liebmann the difference between the amount provided by the Liebmann Employment Agreement and any lesser amount received by Mr. Liebmann from his new employer.  If Mr. Liebmann had received a greater salary than the payment provided by the Liebmann Employment Agreement, the Company would no longer be required to make such payments.

In the event of a termination of Mr. Liebmann by the Company without cause, Mr. Liebmann would have been entitled to receive a severance payment equal to his or her base pay for 24 months, 24 months of COBRA coverage, and vesting of such executive’s unvested stock and options.

In the event of a termination of Mr. Liebmann due to his death or disability, Mr. Liebmann (or his estate) would have been entitled to receive an amount equal to 24 months of his base pay.

In the event of a termination of Mr. Liebmann by the Company for cause, or a termination by Mr. Liebmann of the Liebmann Employment Agreement for any reason, Mr. Liebmann would have been entitled to receive his base pay for the period ending on the effective date of termination, any unreimbursed expenses and payment of any employee benefit due but unpaid as of the date of termination, including all unused paid-time off.

Restrictive Covenants.  Mr. Liebmann was subject to certain non-competition and non-solicitation provisions for one year after termination, and remains subject to a perpetual covenant not to use or disclose confidential information or make disparaging statements about the Company.  The Liebmann Employment Agreement also included a customary acknowledgement that any intellectual property developed by the executive in connection with his employment is the property of the Company.

Clawback Policy

The Board has adopted a clawback policy for any incentive compensation under the MIP.  It provides that in the event of an accounting restatement due to material noncompliance of the Company with financial reporting requirements under the U.S. federal securities laws as a result of intentional misconduct, the Board has the right to recover, from any of its current or former NEOs who received a cash bonus during the twelve-month period preceding the date on which the Company is required to prepare an accounting restatement, the difference between the amount of any cash bonus paid to the executive officer with respect to the period(s) that such restatement was required, and the amount of the bonus such executive officer would have received had the amount of the bonus been calculated based on the restated financial statements.

Insider Trading Policy

All executive officers and directors are subject to Fred’s insider trading policy, which prohibits the use or sharing of confidential information for trading in the stock of the Company.  In addition, all persons subject to Section 16(a) of the Exchange Act, which includes all Named Executive Officers and directors, may not engage in any transaction involving Fred’s stock (including a purchase or sale, gift, contribution to a trust, stock option grant or exercise, restricted stock grant, stock grant under a deferred compensation plan, intra-plan transfer involving a Fred’s stock fund, Rule 10(b)5-1 plan transaction, pledge or hedge, or any other transfer) without first obtaining pre-clearance of the transaction from the Company’s in-house counsel.

Share Ownership Guidelines

The Board encourages Board members and senior executives to have ownership in the Company.  Stock ownership aligns the interests of senior executives with the interests of shareholders and promotes a long-term focus toward management of the Company.  The Board has adopted the following share ownership guidelines to encourage ownership.  For purposes of these guidelines, shares of unrestricted stock, restricted stock and vested incentive or non-qualified stock options with a fair market value above the grant exercise price shall qualify as common stock.

Chief Executive Officer and Chief Financial Officer

The Chief Executive Officer is expected to acquire and hold during his or her tenure shares of the Company’s common stock equal in value to at least three times his or her base salary, and the Chief Financial Officer is expected to acquire and hold during his or her tenure shares of the Company’s common stock equal to at least two times his or her base salary. The Chief Executive Officer and Chief Financial Officer shall have five years from their initial appointment to the position to meet the target stock ownership guideline, and they are expected to continuously own (i.e., retain) sufficient shares to meet the guideline once attained.

Non-Employee Directors

Non-employee directors are expected to acquire and hold during their tenure as a Board member of the Company shares of the Company’s common stock equal in value to at least four times the annual retainer for Non-employee directors. Non-employee directors shall have five years from the date of their initial election to the Board to meet the target stock ownership guideline, and they are expected to continuously own (i.e., retain) sufficient shares to meet the guideline once attained.

Grants of Incentive Awards

The following is a description of the stock and option awards to our NEOs during fiscal years 2018 and 2017 included in the Summary Compensation Table above.

Joseph Anto.  In fiscal 2017, Mr. Anto received a stock award of 100,000 shares of restricted stock on February 2, 2018, which shares vest 50% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date.

Michael K. Bloom.  In fiscal 2018, Mr. Bloom received, pursuant to the Management Compensation Agreement described above, a stock award of 218,182 shares of restricted stock on March 23, 2018.  These shares, which originally had a four-year vesting period, became fully-vested on April 24, 2018 pursuant to Mr. Bloom’s separation agreement, which is described in more detail in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2018.  In fiscal 2017, Mr. Bloom received a stock award of 11,155 shares of restricted stock and a stock option award for 38,781 shares of common stock.  Each of these grants was made on April 5, 2017 and had a four-year vesting period; provided that each such grant became fully-vested on April 24, 2018 pursuant to Mr. Bloom’s separation agreement.  Mr. Bloom’s 2017 stock option award has an exercise price of $12.55 and expires on April 5, 2024.

Timothy A. Liebmann.  In fiscal 2017, Mr. Liebmann received a stock award of 3,187 shares of restricted stock and a stock option award for 11,080 shares of common stock.  Each of these grants was made on April 5, 2017 and had a four-year vesting period; provided that each such grant became fully-vested on April 27, 2018 pursuant to Mr. Liebmann’s separation agreement, which is described in more detail in the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2018.  Mr. Liebmann’s 2017 stock option award has an exercise price of $12.55 and expires on April 5, 2024.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table reflects stock option and restricted stock awards granted to our NEOs that were outstanding as of the end of fiscal year 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Anto(1)	--	--	--	--	--	100,000	$288,000	--	(2)	--
Michael K. Bloom (3)	38,781	--	--	$12.55	April 5, 2024	--	--	--		--
Michael Ladd(4)	--	--	--	--	--	--	--	--		--
Nathaniel Klein(5)	--	--	--	--	--	--	--	--		--
Timothy A. Liebmann (6)	28,000	--	--	$15.24	June 6, 2023	--	--	--		--
Timothy A. Liebmann (6)	43,580	--	--	$14.29	August 15, 2023	--	--	--		--
Timothy A. Liebmann (6)	11,080	--	--	$12.55	April 5, 2024	--	--	--		--
Michael James	--	--	--	--	--	--	--	--		--

(1)

On March 19, 2019, Mr. Anto was awarded 124,579 shares of restricted stock, which vest in four equal installments on each of the first four anniversaries of the date of grant.  This grant was not outstanding as of the end of fiscal year 2018 and is thus not reflected in the table above.

(2)	Award granted February 2, 2018 and vests 50% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date.
(3)

Pursuant to Mr. Bloom’s separation agreement, all equity awards previously held by Mr. Bloom vested on April 24, 2018.  Mr. Bloom’s separation agreement is described more fully in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2018.

(4)

On March 19, 2019, Mr. Ladd was awarded 58,923 shares of restricted stock, which vest in four equal installments on each of the first four anniversaries of the date of grant.  This grant was not outstanding as of the end of fiscal year 2018 and is thus not reflected in the table above.

(5)

On March 19, 2019, Mr. Klein was awarded 52,189 shares of restricted stock, which vest in four equal installments on each of the first four anniversaries of the date of grant.  This grant was not outstanding as of the end of fiscal year 2018 and is thus not reflected in the table above.

(6)

Pursuant to Mr. Liebmann’s separation agreement, all equity awards previously held by Mr. Liebmann vested on April 27, 2018.  Mr. Liebmann’s separation agreement is described more fully in the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2018.

Director Compensation

There are four primary components of compensation to our Non-employee directors: a cash retainer, committee chair fee, committee member fee and restricted stock.  Members of Company management who also serve as members of the Board are not eligible for compensation for their services in their capacity as a director.  All Non-employee Directors except for the Chairman will receive an annual cash retainer of $75,000 per year and $125,000 of restricted share-based awards, and the Chairman will receive $340,000 of restricted share-based awards or phantom equity with terms equivalent to such restricted share-based awards.  Additionally, the Chairman of the Audit Committee will receive $25,000, the Chairman of the Compensation Committee will receive $20,000, the Chairman of the Nominating and Governance Committee will receive $15,000 and, to the extent a lead director is named, such individual would receive an additional $25,000 retainer.  In addition, Non-employee Directors will be provided a $10,000 retainer for each committee on which such Non-employee Director serves and a $2,000 per day fee for attending special trips/meetings at the request of management. The following table sets forth the types and amounts of compensation paid to those directors who served on the Board during any portion of fiscal 2018.

Name	Fees earned or Paid in Cash $	Stock Awards $ (1)	Option Awards $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	Total
Heath B. Freeman	--	$340,000	--	--	$340,000
Timothy A. Barton	$95,000	$125,000			$220,000
Dana Goldsmith Needleman	$74,712	$125,000			$199,712
Steven B. Rossi	$112,500	$125,000			$237,500
Thomas E. Zacharias	$88,393	$125,000			$213,393
Neeli Bendapudi♦	$22,483	$11,400			$33,883
Michael K. Bloom♦	--	--			--
Peter J. Bocian♦	$44,239	--			$44,239
Linda Longo-Kazanova♦	$19,521	--			$19,521
Michael T. McMillan♦	$40,217	--			$40,217
Mary McNabb♦	$10,712	--			$10,712

(1)	Reflects the full grant date fair value of restricted stock awards to Non-employee directors.
♦	Former director.

Potential Payments Upon Termination or Change in Control

Each of Mr. Bloom and Mr. Liebmann had written employment agreements with the Company during part of fiscal 2018.  No other NEO had an employment agreement with the Company during fiscal year 2018.  The employment agreement of each of Messrs. Bloom and Liebmann was terminated pursuant to the separation agreement entered into with such NEO, except for certain surviving provisions relating to confidentiality, non-competition, non-solicitation and non-disparagement.  These employment agreements, including the specific circumstances that would have triggered termination or change in control-related payments, are described above under the heading “–Executive Employment Agreements.”

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth information about shares of our common stock that may be issued under our equity compensation plans as of February 2, 2019. For a description of our equity compensation plans, see Note 9 to the audited consolidated financial statements included in the Original Filing.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	596,125(1)	$13.97	3,004,580 (2)
Equity compensation plans not approved by security holders	--	--	--
Total	596,125	$13.97	3,004,580

(1)	Represents shares issuable upon exercise of outstanding stock options.
(2)	Consists of 3.0 million shares available for future issuance under the Company’s 2017 Long-Term Incentive Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of common stock known to the Company as of May 1, 2019, by beneficial owners of more than five percent (5%) of the outstanding common stock, each director, each of the NEOs, and all directors and executive officers of Fred’s as a group. Except as noted below, the address for each beneficial owner is 4300 New Getwell Road, Memphis, Tennessee 38118.

	Shares of Common Stock Beneficially Owned (1)
	Number of Shares
Beneficial Owner	Options (2)	Total	Percent (3)
Alden Global Capital LLC (4)	--	13,000,000	37.0%
Heath B. Freeman (5)	--	13,231,617(6)	37.7%
Timothy A. Barton	--	176,575	*
Dana Goldsmith Needleman	--	63,452	*
Steven B. Rossi	--	91,575	*
Thomas E. Zacharias	--	81,452	*
Joseph Anto	--	224,579	*
Michael K. Bloom	38,781	287,859(7)	*
Michael Ladd	--	58,923	*
Nathaniel Klein	--	52,189	*
Timothy A. Liebmann	82,660	95,788(8)	*
Michael A. James	--	12,020(9)	*
All Directors and Executive Officers as a Group (12 persons)	121,441	14,428,218(6)	40.9%(6)
* Less than 1%

(1)

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

(2)	Represents stock options that are exercisable within sixty (60) days of May 1, 2019.
(3)	Based on outstanding shares of common stock as of May 1, 2019 (35,128,881) and the respective options exercisable within sixty (60) days of May 1, 2019 for the individual being tested.
(4)

This information is based on Schedule 13D/A filed on October 31, 2018 by Alden Global Capital LLC (“Alden”), which reported that as of October 31, 2018, it had shared power to vote or direct the vote and to dispose of or direct the disposition of 13,000,000 shares. The address of Alden is 885 Third Avenue, 34th Floor, New York, New York, 10022.

(5)

Mr. Freeman may be deemed to beneficially own 13,000,000 shares of common stock owned directly by Strategic Investment Opportunities LLC ("Opportunities"), an affiliate of Alden, the investment manager of Opportunities, solely due to his position with Alden. Mr. Freeman expressly disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(6)	Amount includes 13,000,000 shares of common stock owned directly by Opportunities, an affiliate of Alden, of which Mr. Freeman may be deemed to beneficially own. See note (5) above.

(7)

This information is based on a Form 4 filed on behalf of Mr. Bloom on May 25, 2018, which reported beneficial ownership of 249,078 shares of common stock, excluding derivative securities.  Mr. Bloom’s last day of employment with the Company was April 24, 2018

(8)

This information is based on a Form 4 filed on behalf of Mr. Liebmann on May 30, 2018, which reported beneficial ownership of 13,128 shares of common stock, excluding derivative securities.  Mr. Liebmann’s last day of employment with the Company was April 27, 2018.

(9)	This information is based on a Form 4 filed on behalf of Mr. James on June 29, 2017. Mr. James’ last day of employment with the Company was June 28, 2018.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons and the Company’s Approval Policy

As of February 3, 2018, Fred’s leases three properties from Atlantic Retail Investors, LLC, which is wholly owned by Michael J. Hayes, a former director of the Company, and members of his family.  These leases were reviewed and approved by the independent directors of the Company in May 2011 after considering an evaluation from an independent real estate broker.  Mr. Hayes did not take part in that decision.  The terms of the leases are consistent with the terms of the leases for Fred’s other leased properties.  The total rental payments for related party leases were $349,500 for the fiscal year ended February 2, 2019.

Effective December 3, 2018, the Company entered into a lease agreement with Bryan Tower II, L.P. for certain office space in Dallas, Texas.  The lease provides for a 2-year term once the build-out of the Company’s space has been completed, and provides for temporary office space, at no cost, during the build-out.  The Company’s build-out was not complete as of the end of the 2018 fiscal year, and, accordingly, no amounts were paid to Bryan Tower II, L.P. during fiscal 2018.  The Company does not believe that this transaction requires disclosure under Item 404(a) of Regulation S-K, but this disclosure is being provided voluntarily as Bryan Tower II, L.P. has a relationship with Alden.  The Board formed a special committee to evaluate the potential lease, and the special committee engaged its own counsel and a third party real estate firm in connection with its review and ultimate approval of the lease.

Director Independence

The Board has determined that, except as otherwise set forth below, each of the Company’s current directors, including Timothy A. Barton, Dana Goldsmith Needleman, Steven B. Rossi, Heath B. Freeman and Thomas E. Zacharias, and each of the Company’s other non-employee directors who served during a portion of fiscal 2018, including Dr. Neeli Bendapudi, Peter J. Bocian, Linda Longo-Kazanova, Michael T. McMillan and Mary McNabb, is or was (in the case of any former director) independent under applicable NASDAQ listing standards for membership on the Board. The Board has also determined that each of these directors is independent under applicable SEC rules and NASDAQ listing standards for service on the various committees of the Board on which they currently or previously served.  Mr. Bloom, who served as a director until April 24, 2018, was not independent during his tenure as a director of the Company as a result of his separate employment by the Company as Chief Executive Officer.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth certain fees billed and to be billed to us by BDO USA, LLP in fiscal 2017 and fiscal 2018 in connection with various services provided to us throughout those fiscal years:

Service	2017 ($)	2018 ($)
Audit Fees (1)	597,735	1,174,194
Audit-Related Fees (2)	167,281	40,406
Tax Fees (3)	--	--
All Other Fees	--	--

(1)

Audit fees include fees and expenses associated with the annual audit of consolidated financial statements, reviews of quarterly financial statements, and Sarbanes-Oxley Section 404 attestation services.

(2)	Audit related fees include audits of employee benefit plans, statutory audits of a subsidiary, and consultation on accounting and reporting matters.
(3)	Tax fees represent billings for professional services for tax planning, structuring and compliance (including federal, state, and local).

The Audit Committee has the responsibility to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.  Where feasible, the Audit Committee considers and, when appropriate, pre-approves such services at regularly scheduled meetings after being informed by management as to the nature of the services to be performed and projected fees.  The Audit Committee also has authorized its Chairman to consider and, when appropriate, pre-approve audit and non-audit services in situations where pre-approval is necessary prior to the next regularly scheduled meeting of the Audit Committee.  Company management and the Chairman must report to the Audit Committee at its next meeting with respect to all services pre-approved by him since the last Audit Committee meeting.

In fiscal 2018, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements (See Item 8 of the Original Filing)

(a)(2) Financial Statement Schedules (See Schedule II of the Original Filing)

Schedule II — Valuation and Qualifying Accounts

Any amounts that meet the definition of valuation and qualifying accounts that have not been disclosed elsewhere in the financial statements have been disclosed in Schedule II in the Original Filing.

(a)(3) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, by and between Fred’s, Inc., AFAE, LLC, Rite Aid Corporation and Walgreens Boots Alliance, Inc., dated as of December 19, 2016.	10-K	333-103904	2.1	April 13, 2017

2.2	Asset Purchase Agreement, dated May 4, 2018, by and among Advanced Care Scripts, Inc., Fred’s Stores of Tennessee, Inc., Fred’s, Inc., National Pharmaceutical Network, Inc., and Reeves-Sain Drug Store, Inc. d/b/a EntrustRX	8-K	001-14565	2.1	June 4, 2018

2.3	Asset Purchase Agreement, dated September 7, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	September 10, 2018

2.4	Amendment to Asset Purchase Agreement, dated October 23, 2018, by and between Walgreen Co. and Fred’s Stores of Tennessee, Inc.	8-K	001-14565	2.1	November 14, 2018

3.1	Restated Charter of Fred’s, Inc., as amended.	S-8	333-103904	3.1	March 18, 2003

3.2	Articles of Amendment to the Charter of Fred's, Inc.	8-A	001-14565	3.1	October 17, 2008

3.3	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	December 27, 2016

3.4	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	May 31, 2017

3.5	Articles of Amendment to the Charter of Fred's, Inc.	8-K	001-14565	3.1	June 28, 2017

3.6	Amended and Restated Bylaws of Fred’s, Inc.	8-K	001-14565	3.2	December 27, 2016

3.7	Amendment No. 1 to the Amended and Restated Bylaws of Fred’s Inc.	8-K	001-14565	3.1	June 16, 2017

4.1(P)	Specimen Common Stock Certificate of Fred’s, Inc.	S-1	33-45637	4.2	March 17, 1992

4.2	Rights Agreement, dated December 26, 2016 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-14565	4.1	December 27, 2016

4.3	Amendment No. 1 to the Rights Agreement, dated as of May 30, 2017, between Fred's, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-14565	4.1	May 31, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	Rights Agreement, dated as of June 27, 2017 between Fred’s, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent.	8-K	001-14565	4.1	June 28, 2017

4.5	Amended and Restated Rights Agreement, dated as of September 18, 2017 between Fred’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-14565	4.1	September 18, 2017

4.6	Description of Registrant Securities	10-K	001-14565	4.6	May 3, 2019

10.1(P)	Form of Fred’s, Inc. Franchise Agreement.	S-1	33-45637	10.8	March 17, 1992

10.2#	Amendment to Employment Agreement, dated as of December 16, 2008, between Fred’s, Inc. and Michael J. Hayes.	8-K	001-14565	10.2	December 23, 2008

10.3#	Fred’s, Inc. 2012 Long-Term Incentive Plan	DEF 14A	001-14565	Appendix A	June 27, 2012

10.4#	Amendment No. 1 to the Fred’s, Inc. 2012 Long-Term Incentive Plan	8-K	001-14565	99.1	July 16, 2012

10.5#	Employment Agreement, effective as of November 3, 2014, between Fred’s, Inc. and Jerry A. Shore.	10-Q	001-14565	10.31	December 11, 2014

10.6#	Employment Agreement, dated as of January 12, 2015, between Fred’s, Inc. and Michael K. Bloom.	8-K	001-14565	10.32	January 14, 2015

10.7	Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender and Bank of America, N.A., in its capacity as co-collateral agent and lender.	10-K	001-14565	10.33	April 16, 2015

10.8#	Amendment to Management Compensation Agreement, effective as of August 30, 2016, between Fred’s Inc. and Michael Bloom	10-Q	001-14565	10.34	September 8, 2016

10.9#	First Amendment to Management Compensation Agreement, effective as of August 29, 2016, between Fred’s Inc. and Jerry Shore.	10-Q	001-14565	10.35	September 8, 2016

10.10	Commitment Letter, dated as of December 19, 2016, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.11	April 13, 2017

10.11	Commitment Letter, dated as of December 19, 2016, among Fred’s, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, TPG Specialty Lending Inc., Crystal Financial LLC, Gordon Brothers Finance Company, LLC, Pathlight Capital LLC, Tennenbaum Capital Partners, LLC, and Great American Capital Partners, LLC.	10-K	333-103904	10.12	April 13, 2017

10.12	First Amendment, dated as of October 23, 2015, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	10-K	001-14565	10.12	May 3, 2019

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13	Second Amendment, dated as of December 28, 2016, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.1	December 30, 2016

10.14	Amended and Restated Commitment Letter, dated as of January 18, 2017, among Fred’s Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Business Capital.	10-K	333-103904	10.14	April 13, 2017

10.15	Third Amendment, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender	8-K	001-14565	10.1	February 2, 2017

10.16	Amended and Restated Addendum, dated as of January 27, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, between Fred’s Inc. and Regions Bank and Bank of America.	8-K	001-14565	10.2	February 2, 2017

10.17#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Rick K. Hans.	10-K	333-103904	10.17	April 13, 2017

10.18#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Craig L. Barnes.	10-K	333-103904	10.18	April 13, 2017

10.19#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Mary Lou Gardner.	10-K	333-103904	10.19	April 13, 2017

10.20#	Employment Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Timothy A. Liebmann.	10-K	333-103904	10.20	April 13, 2017

10.21#	Second Amendment to Management Compensation Agreement, dated as of April 10, 2017, between Fred’s, Inc. and Michael K. Bloom.	10-K	333-103904	10.21	April 13, 2017

10.22#	Employment Agreement, dated April 10, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.1	July 19, 2017

10.23#	Amendment No. 1 to Employment Agreement, dated July 19, 2017, between Fred’s, Inc. and Jason A. Jenne.	8-K	001-14565	10.2	July 19, 2017

10.24#	Consulting Agreement, effective on March 6, 2018 between Fred’s Inc. and Lilia Lauren.	10-K	001-14565	10.23	May 4, 2018

10.25	Cooperation Agreement, dated April 21, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	April 24, 2017

10.26	Registration Rights Agreement, dated May 24, 2017, among Fred’s, Inc., Alden Global Capital LLC and Strategic Investment Opportunities LLC.	8-K	001-14565	10.1	May 25, 2017

10.27	Second Amended and Restated Commitment Letter, dated June 9, 2017, among Fred’s, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Bank, Regions Capital Markets, a Division of Regions Bank, and Citizens Bank, N.A.	10-Q	001-14565	10.3	September 7, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

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

		10-Q	001-14565	10.4	September 7, 2017

10.29	Form of Indemnification Agreement.	8-K	001-14565	10.1	June 16, 2017

10.30	Fourth Amendment to Revolving Loan and Credit Agreement, First Amendment to Amended and Restated Addendum to Credit Agreement and First Amendment to Security Agreement, dated July 31, 2017, among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-145651	10.1	August 3, 2017

10.31	Fifth Amendment, dated as of August 22, 2017, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	10-K	001-14565	10.31	May 3, 2019

10.32	Sixth Amendment, dated as of April 5, 2018, to Revolving Loan and Credit Agreement, dated as of April 9, 2015, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	10-K	001-14565	10.32	May 3, 2019

10.33	Amended and Restated Cooperation Agreement, dated August 11, 2017, among Fred’s, Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	August 14, 2017

10.34#	Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEF 14A	001-14565	Appendix A	May 16, 2017

10.35#	First Amendment to the Fred’s, Inc. 2017 Long-Term Incentive Plan.	DEFA14A	001-14565	Appendix A	May 31, 2017

10.36#	Separation Agreement and General Release, effective April 24, 2018, between Fred’s Inc. and Michael K. Bloom.	8-K	001-14565	10.1	April 30, 2018

10.37#	Separation Agreement and General Release, dated May 3, 2018, between Fred’s Inc. and Timothy Liebmann.	8-K	001-14565	10.1	May 3, 2018

10.38#	Separation Agreement and General Release, dated May 3, 2018, between Mary Louise Gardner and Fred’s Inc.	8-K	001-14565	10.2	May 3, 2018

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.39#	Separation Agreement and General Release, effective July 26, 2018, between Greg Froton and Fred’s, Inc.	10-Q	001-14565	10.4	September 18, 2018

10.40	Seventh Amendment to Revolving Loan and Credit Agreement, Second Amendment to Amended and Restated Addendum to Credit Agreement and Second Amendment to Security Agreement, dated as of August 23, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	August 29, 2018

10.41	Forbearance Agreement, Eighth Amendment to Credit Agreement and Fourth Amendment to Amended and Restated Addendum to Credit Agreement, dated as of May 15, 2019, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	May 16, 2019

10.42	Amendment No. 1 to Amended and Restated Cooperation Agreement, dated as of October 10, 2018, among Fred’s Inc., Alden Global Capital LLC, Strategic Investment Opportunities LLC, and Heath B. Freeman.	8-K	001-14565	10.1	October 11, 2018

10.43	Third Amendment to Amended and Restated Addendum to Revolving Loan and Credit Agreement, dated as of October 15, 2018, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	October 19, 2018

21.1	Subsidiaries of Fred’s, Inc.	10-K	001-14565	21.1	May 3, 2019

23.1	Consent of BDO USA, LLP.	10-K	001-14565	23.1	May 3, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	10-K	001-14565	31.1	May 3, 2019

31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	10-K	001-14565	31.2	May 3, 2019

31.3†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-

31.4†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	-	-	-

32.1	Certification of Chief Executive Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-14565	32.1	May 3, 2019

32.2	Certification of Chief Financial Officer pursuant to rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-14565	32.2	May 3, 2019

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.SCH	*XBRL Taxonomy Extension Schema	-	-	-	-

101.CAL	*XBRL Taxonomy Extension Calculation Link base	-	-	-	-

101.DEF	*XBRL Taxonomy Extension Definition Link base	-	-	-	-

101.LAB	*XBRL Taxonomy Extension Label Link base	-	-	-	-

101.PRE	*XBRL Taxonomy Extension Presentation Link base	-	-	-	-

*	Previously filed with our Annual Report on Form 10-K filed May 3, 2019.
†	Filed herewith.
††	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
(P)	Paper exhibit.

(P)	Paper exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of May 2019.

FRED'S, INC.

By:	/s/ Joseph M. Anto
Joseph M. Anto, Chief Executive Officer and Secretary