Form 10-Q
period 2019-05-04
FREDS INC
filed 2019-06-18
CIK 724571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________ .

Commission file number 001-14565

FRED’S, INC.

(Exact name of registrant as specified in its charter)

TENNESSEE	62-0634010
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

4300 New Getwell Road
Memphis, Tennessee 38118
(Address and Zip Code of Principal Executive Offices)

(901) 365-8880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, no par value Share Purchase Rights	FRED	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐ .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

The registrant had 35,239,125 shares of Class A voting, no par value common stock outstanding as of June 18, 2019.

FRED’S, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares)

	May 4, 2019	February 2,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,184	$5,353
Inventories	221,460	246,517
Receivables, less allowance for doubtful accounts of $2,369 and $1,360, respectively	23,243	22,970
Other non-trade receivables	29,645	30,412
Current assets held for sale	—	—
Prepaid expenses and other current assets	6,924	10,074
Total current assets	288,455	315,327
Property and equipment, less accumulated depreciation and amortization	64,186	66,346
Noncurrent assets held for sale	4,839	4,839
Intangible assets, net	19,279	21,463
Other noncurrent assets, net	98,016	1,050
Total assets	$474,774	$409,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,897	$97,107
Current portion of indebtedness	80,631	58,641
Accrued expenses and other	74,129	58,352
Current liabilities held for sale	—	—
Total current liabilities	260,657	214,100
Long-term portion of indebtedness	14,429	14,446
Noncurrent liabilities held for sale	—	—
Other noncurrent liabilities	105,081	15,015
Total liabilities	380,167	243,560

Commitments and contingencies (see Note 8- Leases, Note 9-Legal Contingencies and Note 10-Indebtedness)
Shareholders’ equity:
Preferred stock, nonvoting, no par value, 10,000,000 shares authorized, none outstanding	—	—
Preferred stock, Series C junior participating voting, no par value, 50,000 shares authorized, none outstanding	—	—
Common stock, Class A voting, no par value, 60,000,000 shares authorized, shares issued and outstanding 39,060, 971 at May 4, 2019 and 38,788,689 at February 2, 2019, respectively	127,705	127,182
Common stock, Class B nonvoting, no par value, 11,500,000 shares authorized, none outstanding	—	—
Treasury Stock, at cost; 3,800,000 shares at May 4, 2019 and 3,800,000 shares at February 2, 2019.	(10,823)	(10,823)
Retained earnings	(22,830)	48,547
Accumulated other comprehensive income	555	559
Total shareholders’ equity	94,607	165,465
Total liabilities and shareholders’ equity	$474,774	$409,025

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$318,951	$336,399
Cost of goods sold	244,352	247,329
Gross profit	74,599	89,070

Depreciation and amortization	5,055	8,300
Impairment expense	297	—
Selling, general and administrative expenses	96,036	100,941
Total selling, general and administrative expenses	101,388	109,241
Operating loss	(26,789)	(20,171)

Interest expense	2,754	1,988
Loss before income taxes	(29,543)	(22,159)

Provision for income taxes	—	(196)
Loss from continuing operations	(29,543)	(21,963)
Loss from discontinued operations, net of tax	(4,397)	(48)
Net loss	$(33,940)	$(22,011)

Net loss per share - basic
Continuing operations	$(0.84)	$(0.60)
Discontinued operations	(0.12)	(0.00)
Total loss per common share - basic	$(0.96)	$(0.60)

Net loss per share - diluted
Continuing operations	$(0.84)	$(0.60)
Discontinued operations	(0.12)	(0.00)
Total loss per common share - diluted	$(0.96)	$(0.60)

Weighted average common shares outstanding
Basic	35,211	36,485
Effect of dilutive stock options	—	—
Diluted	35,211	36,485

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Comprehensive loss:
Net loss	$(33,940)	$(22,011)
Other comprehensive expense, net of tax
Postretirement plan adjustment	(4)	—
Comprehensive loss	$(33,944)	$(22,011)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, February 2, 2019	38,788,689	127,182	(3,800,000)	(10,823)	48,547	559	165,465
Restricted stock grants, net of cancellations	273,283	—	—	—	—	—	—
Issuance of shares, other	—	—	—	—	—	—	—
Retired shares under employee stock ownership plan	(981)	—	—	—	—	—	—
Repurchased and cancelled shares	—	—	—	—	—	—	—
Stock-based compensation	—	523	—	—	—	—	523
Adjustment for postretirement benefits (net of tax)	—	—	—	—	—	(4)	(4)
Cumulative effect of adopted accounting standard	—	—	—	—	(37,437)	—	(37,437)
Net loss	—	—	—	—	(33,940)	—	(33,940)
Balance, May 4, 2019	39,060,991	127,705	(3,800,000)	(10,823)	(22,830)	555	94,607

						Accumulated
						Other
	Common Stock		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, February 3, 2018	38,366,517	123,950	(1,242,000)	(4,975)	61,514	559	181,048
Restricted stock grants and cancellations	32,517	—	—	—	—	—	—
Retired shares under employee stock purchase plan	—	—	—	—	—	—	—
Repurchased and cancelled shares	—	—	—	—	—	—	—
Stock-based compensation	—	1,248	—	—	—	—	1,248
Adjustment for postretirement benefits (net of tax)	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	(22,011)	—	(22,011)
Balance, May 5, 2018	38,399,034	125,198	(1,242,000)	(4,975)	39,503	559	160,285

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net loss	$(29,543)	$(21,963)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,104	8,314
Net gain on asset disposition	310	13
Asset impairments	284	—
Stock-based compensation	522	1,246
(Recovery) for uncollectible receivables	1,010	(330)
LIFO reserve increase	(1,509)	(530)
Deferred income tax benefit	(15)	—
Amortization of debt issuance costs	225	123
Changes in operating assets and liabilities, net of effects of business acquired:
(Increase) decrease in operating assets:
Trade and non-trade receivables	(519)	5,734
Inventories	26,566	(13,316)
Other assets	(93,814)	(475)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	24,567	8,869
Income taxes receivable	10	1,197
Other noncurrent liabilities	52,636	(1,638)
Net cash used in operating activities of continuing operations	(14,166)	(12,756)

Cash flows from investing activities of continuing operations:
Capital expenditures	(1,444)	(2,468)
Proceeds from asset dispositions	90	—
Net cash provided by (used in) investing activities of continuing operations	(1,354)	(2,468)

Cash flows from financing activities of continuing operations:
Payments of indebtedness and capital lease obligations	(17)	(16)
Proceeds from revolving line of credit	215,211	228,043
Payments on revolving line of credit	(193,186)	(219,460)
Debt issuance costs	(260)	(256)
Proceeds (payments) from exercise of stock options and employee stock purchase plan	—	(31)
Transfer (to) from discontinued operations	(4,397)	6,767
Net cash (used in ) provided by financing activities of continuing operations	17,351	15,047

Decrease in cash and cash equivalents	1,831	(177)

Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	(4,397)	6,449
Cash flows from financing activities of discontinued operations, net	4,397	(6,767)
Net increase (decrease) in cash and cash equivalents	1,831	(495)
	—
Cash and cash equivalents, beginning of year	5,353	6,573
Net increase (decrease) in cash and cash equivalents	1,831	(495)
Cash and cash equivalents, end of year	$7,184	$6,078

Supplemental disclosures of cash flow information:
Interest paid	1,114	6,297
Income taxes refunded	—	(1,721)

See accompanying notes to condensed consolidated financial statements.

FRED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Fred’s, Inc. and its subsidiaries (“Fred’s”, “We”, “Our”, “Us” or the “Company”) operated, as of May 4, 2019, 556 discount general merchandise stores in fifteen states in the Southeastern United States. Our mission is to improve the lives of customers by selling products that deliver value and convenience to the communities we serve. There are 169 full service pharmacy departments located within our discount general merchandise stores, including one within franchised locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with GAAP. The accompanying financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2019 included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2019.

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

The results of operations for the thirteen-week period ended May 4, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

All references in this Quarterly Report on Form 10-Q to 2017 and 2018 refer to the Company’s fiscal years ended February 3, 2018 and ending February 2, 2019, respectively.

Going Concern

As discussed in our Annual Report on Form 10-K for fiscal year 2018 filed with SEC on May 3, 2019, the Company has experienced significant net losses and negative cash flows from operating activities in recent years and cannot offer assurance that such losses and negative cash flows will not continue for the foreseeable future. For the fiscal years ended February 2, 2019 and February 3, 2018, the Company incurred net losses of $136.2 million and $144.5 million, respectively, and our net cash flows used in operating activities were $91.7 million and $44.7 million, respectively.  For the thirteen-week periods ended May 4, 2019 and May 5, 2018, the Company incurred net losses of $33.9 million and $22.0 million, respectively, and our net cash flows used in operating activities were $14.2 million and $12.8 million, respectively. Furthermore, the Company has limited availability under its Revolving Credit Agreement (as defined below), which along with cash from operations has traditionally been the Company’s primary source of working capital.  As of May 4, 2019, the Company had outstanding borrowings of $81.3 million under our Revolving Credit Agreement and excess availability of $33.0 million.  Under our Revolving Credit Agreement, we have a financial covenant to maintain at all times excess availability of at least 10% of the commitments, and if excess availability falls below such threshold ($21.0 million at May 4, 2019), it would constitute an event of default under the Revolving Credit Agreement.  The Company’s failure to comply with the financial covenants and other obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies.  If our indebtedness is accelerated, whether due to the Revolver EODs described in Note 10 or otherwise, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.  Furthermore, our Revolving Credit Agreement has a maturity date of April 9, 2020, and we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As further described in Note 10 below, on May 15, 2019, the Company and certain of its subsidiaries entered into the Forbearance Agreement, Eighth Amendment to Credit Agreement and Fourth Amendment to Amended and Restated Addendum to Credit Agreement (the “Forbearance Agreement and Eighth Amendment”) in response to certain events of default identified by our lenders. As a result of the Forbearance Agreement and Eighth Amendment, the lenders under the Revolving Credit Agreement have agreed, subject to the satisfaction of certain conditions, to not take any action to accelerate our indebtedness or exercise other remedies with respect to the Revolver EODs until July 22, 2019, but there can be no assurance that such lenders will not do so on or after such date or if the conditions in the Forbearance Agreement and Eighth Amendment are not met in the future. We are in discussions with potential financing sources relating to the condition in the Forbearance Agreement and Eighth Amendment to obtain a signed commitment letter for a refinancing of all loans under the Revolving Credit Agreement.  There can be no assurance that we will obtain such a commitment letter or complete a refinancing by the deadlines in the Forbearance Agreement and Eighth Amendment or at all.

The Company has evaluated its plans to alleviate this doubt, including engaging PJ Solomon in April 2019 to assist the Company in evaluating its strategic alternatives.  In addition, while we analyze these strategic alternatives, the Company is also assessing potential alternative financing arrangements and undertaking a number of operational measures that we believe will enhance our cash position and improve our profitability, including, among other things:

•	Completed the closure of 159 stores as of June 1, 2019 and liquidated inventory located at those stores;
•	Closing an additional 104 stores by the end of June 2019 and liquidating the inventory located at those stores;
•	Sales events at our other stores;
•	Attempting to renegotiate leases with our landlords to more favorable terms;
•	Reducing general and administrative expenses by eliminating corporate position and expenses; and
•	Reducing capital expenditures associated with certain information technology and real estate projects.

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

Recent Accounting Pronouncements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides companies with the option to reclassify tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) within Accumulated Other Comprehensive Income into Retained Earnings. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the ASU during the thirteen weeks ended May 4, 2019, however, the adoption did not have a material impact to our financial position, results of operations or the cash flows.

In February 2016, the FASB established ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize a right-of-use (ROU) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11 which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the condensed consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. We adopted the new standard on February 3, 2019 and elected to use the optional transition method provided by ASU 2018-11. An adjustment to beginning retained earnings of $37.4 million was required related to the impairment of ROU at adoption. See Note 8-Leases for further discussion of the adoption Topic 842.

The Company also elected the package of practical expedients permitted under the transition guidance within the new standard. The following practical expedients were applied when implementing the new standard:

•

We did not reassess whether any expired or existing contracts are or contain a lease. Additionally, we did not reassess the lease classification for any expired or existing leases, or initial direct costs for any existing leases.

•

We elected not to separate lease components from nonlease components and instead elected to account for each separate lease component and the nonlease component associated with it as a single lease component recognized on the condensed consolidated balance sheet. This election was made for all classes of underlying assets.

•

We elected the short-term lease exception for all classes of underlying assets. The cost of these leases have been recognized on a straight-line basis over the lease term and are not recognized in the ROU asset and lease liability balances.

•	We elected the land easement exception to maintain the current accounting treatment of existing contracts and did not reassess whether those contracts met the definition of a lease.

The adoption of the new standard had a material impact on our condensed consolidated balance sheet for the addition of lease assets and liabilities, primarily related to real estate operating leases. The adoption of the new standard did not have a material impact on our results of operations or cash flows.

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

Disaggregated Revenues

In the following table, consolidated sales are disaggregated by major merchandising category.

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Pharmacy	$104,651	$103,969
Consumables	114,332	136,520
Household Goods and Softlines	95,990	92,902
Franchise	3,978	3,007
Total Sales Mix	$318,951	$336,399

NOTE 2: ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2017, Fred’s Board of Directors approved a plan to actively market its specialty pharmacy business (“Entrust”). On May 4, 2018, Fred’s entered into the Specialty Asset Purchase Agreement with Advanced Care Scripts, Inc., a Florida corporation (“Specialty Buyer”) and an affiliate of CVS Health Corporation, pursuant to which, the Buyer agreed to purchase Entrust, consisting of three pharmacy locations, pharmaceutical inventory, and related intellectual property.  The Specialty Buyer paid Fred’s $40.0 million for the purchased assets (plus up to an additional $5.5 million for inventory). On June 1, 2018, the sale of the Entrust assets was completed. The results of operations for the Entrust business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

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

As of the end of the fourth quarter of fiscal 2018, the Company had closed the transactions contemplated by the Amended WBA Asset Purchase Agreement, and the Company received cash proceeds of approximately $156.1 million, plus approximately $20.6 million for the inventory sold in the transaction, in each case after adjustment as described in the Amended WBA Asset Purchase Agreement.  The Company recorded a gain of $145.7 million related to the Retail Pharmacy sale. The Company used the proceeds received in the transaction to pay down the Company’s existing indebtedness and for general corporate purposes.

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

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held-for-sale in the accompanying consolidated balance sheet for each of the periods presented:

	Headquarters Building
	May 4,	February 2,
(in thousands)	2019	2019
Property and equipment, less accumulated depreciation and amortization	4,839	4,839
Total noncurrent assets held-for-sale	$4,839	$4,839

The following tables summarize the results of discontinued operations for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively:

Discontinued Operations - Entrust

	For the thirteen weeks ended
(in thousands)	May 4, 2019	May 5, 2018
Revenues	$—	$69,846
Cost of Goods Sold	—	67,470
Gross Margin	—	2,377
Depreciation and amortization	—	608
Selling, general and administrative expenses	—	3,924
Loss from discontinued operations before income taxes	—	(2,155)
Loss from discontinued operations, net of tax	$—	$(2,155)

Discontinued Operations - Retail Pharmacy

	For the thirteen weeks ended
(in thousands)	May 4, 2019	May 5, 2018
Revenues	$—	$100,715
Cost of Goods Sold	2,337	78,178
Gross Margin	(2,337)	22,537
Depreciation and amortization	49	1,730
Selling, general and administrative expenses	2,012	18,700
Income (Loss) from discontinued operations before income taxes	(4,397)	2,107
Income from discontinued operations, net of tax	$(4,397)	$2,107

Total Discontinued Operations

	For the thirteen weeks ended
(in thousands)	May 4, 2019	May 5, 2018
Revenues	$—	$170,561
Cost of Goods Sold	2,337	145,647
Gross Margin	(2,337)	24,914
Depreciation and amortization	49	2,338
Selling, general and administrative expenses	2,012	22,623
Loss from discontinued operations before income taxes	(4,397)	(48)
Income (loss) from discontinued operations, net of tax	$(4,397)	$(48)

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

Management believes that the Company’s retail inventory method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For pharmacy inventories, which were approximately $12.0 million and $13.2 million at May 4, 2019 and February 2, 2019, respectively, cost was determined using the retail last-in, first-out (LIFO) inventory method in which inventory cost is maintained using the retail inventory method, then adjusted by application of the Producer Price Index published by the U.S. Department of Labor for cumulative annual periods. The current cost of inventories exceeded LIFO cost by approximately $27.3 million at May 4, 2019 and $28.8 million at February 2, 2019.

The Company has historically included an estimate of inbound freight and certain general and administrative costs in merchandise inventory as prescribed by GAAP. These costs include activities surrounding the procurement and storage of merchandise inventory such as merchandise planning and buying, warehousing, accounting, information technology and human resources, as well as inbound freight. The total amount of procurement and storage costs and inbound freight, inclusive of the accelerated recognition of freight capitalization expense, included in merchandise inventory at May 4, 2019 is $14.9 million, with the corresponding amount of $21.3 million at February 2, 2019.

NOTE 4: STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718 “Compensation – Stock Compensation. ” Under FASB ASC 718, stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

FASB ASC 718 also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to FASB ASC 718. For a discussion of the Company’s stock-based compensation plans, refer to “Note 9 – Equity Incentive Plans” of the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.  Stock based compensation expense was $0.5 million and $1.2 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”), which was approved by Fred’s shareholders, permits eligible employees to purchase shares of our common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant, or 85% of the fair market value at the time of exercise. In 2017, Management and the Board decided to suspend purchases through the ESPP effective December 31, 2017.  As such, there has been no additional shares issued under the ESPP plan in fiscal 2019. There were 1,410,928 shares approved to be issued under the 2004 Plan as of May 4, 2019 and 595,681 shares were available.

Stock Options

The following table summarizes stock option activity during the thirteen weeks ended May 4, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Averaged Contractual Life (years)	Aggregate Intrinsic Value (000s)
Outstanding at February 2, 2019	596,125	$13.97	3.91	$—
Granted	—	—
Forfeited / Cancelled	(85,682)	13.36
Exercised	—	—
Outstanding at May 4, 2019	510,443	$14.10	4.40	$—
Exercisable at May 4, 2019	423,778	$14.54	4.40	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Fred’s closing stock price on the last trading day of the period ended May 4, 2019, and the exercise price of the option multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.

Restricted Stock

The following table summarizes restricted stock activity during the thirteen weeks ended May 4, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested Restricted Stock at February 2, 2019	694,123	$3.82
Granted	336,680	2.77
Forfeited / Cancelled	(63,417)	5.01
Vested	(7,813)	14.97
Non-vested Restricted Stock at May 4, 2019	959,573	$3.32

The aggregate pre-tax intrinsic value of restricted stock outstanding as of May 4, 2019 is $0.9 million with a weighted average remaining contractual life of 8.4 years.

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

Due to their short-term nature, the Company’s financial instruments, which include cash and cash equivalents, receivables and accounts payable, are presented on the condensed consolidated balance sheets at a reasonable estimate of their fair value as of May 4, 2019 and February 2, 2019. The fair value of the revolving lines of credit and our mortgage loans are estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for comparable borrowing arrangements.

The table below details the fair value and carrying values for the revolving line of credit, notes payable and mortgage loans as of the following dates:

	May 4, 2019		February 2, 2019
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving line of credit	$80,631	$80,631	$58,575	$58,573
Mortgage loans on land & buildings	1,429	1,684	1,512	1,684
Notes payable	13,000	12,361	13,000	12,333
Total	95,060	94,676	73,087	72,590

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

The following illustrates the breakdown of the major categories within property and equipment (in thousands):

	(in thousands)
Property and equipment, at cost:	May 4, 2019	February 2, 2019
Buildings and building improvements	$101,014	$101,220
Leasehold improvements	84,013	85,148
Automobiles and vehicles	3,751	3,751
Furniture, fixtures and equipment	277,006	278,793
	465,784	468,911
Less: Accumulated depreciation and amortization	(412,961)	(413,228)
	52,823	55,683
Construction in progress	3,490	2,790
Land	7,873	7,873
Total Property and equipment, at depreciated cost	$64,186	$66,346

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

During the thirteen weeks ended May 4, 2019, the Company recorded $0.3 million in impairment expense related to the impairment of fixed assets associated with several underperforming and closing store locations. The impairment charge is included in impairment expense on the condensed consolidated statement of operations.

NOTE 8: LEASES

The Company’s lease portfolio consists of operating leases for its retail store locations, vehicles, trailers, distribution center space, and equipment. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the assets. The Company’s leases have remaining lease terms of approximately 1 year to 10 years, which may include the option to renew the lease if the Company is reasonably certain to exercise the options. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain to be exercised at lease commencement.

Leases with an initial term in excess of 12 months are recognized on the condensed consolidated balance sheet based on the present value of the lease payments over the defined lease term at the lease commencement date. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and instead are recognized on a straight-line basis over the lease term. Certain lease agreements include lease payments that are based on an index or rate while others are based on a percentage of retail sales over contractual levels. Variable lease payments that are not based on an index or rate are excluded from right-of-use-assets and lease liabilities and are recognized in the period in which the obligation for those payments occurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.

As most of the Company’s leases do not provide an implicit rate the Company uses its incremental borrowing rate for equipment leases. The incremental borrowing rate is estimated, based on borrowings, that are consistent with the respective lease terms. The rate applied to real estates leases includes a range of rates between the incremental borrowing rate and the rate used to estimate the company’s fair market value overall, in determining the present value of lease payments. Operating lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

The following tables summarizes the Company’s operating lease assets and lease liabilities as of May 4, 2019:

		($ in thousands)
Operating Leases	Classification
Operating lease assets	Other long-term asset	96,966
Operating lease liabilities - Current	Other current liabilities	(34,959)
Operating lease liabilities - Non-current	Other long-term liabilities	(97,809)
Total operating lease liabilities		(35,802)

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of May 4, 2019 is as follows:

Weighted Average Remaining Lease Term (in years)
Operating leases	4.77
Weighted Average Discount Rate
Operating leases	9.85%

The following table summarizes the Company’s operating lease costs as of May 4, 2019:

($ in thousands)
Operating lease cost	$9,907
Short-term lease	1,089
Variable lease cost	268
Total lease cost	11,264

As of May 4, 2019, maturities of lease liabilities were as follows:

($ in thousands)
Remainder of 2019	$33,831
2020	37,789
2021	29,669
2022	22,496
2023	15,218
Thereafter	23,857
Less imputed interest	(32,495)
Present value of operating lease liabilities	130,364

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 and in accordance with ASC 840, future minimum lease payments under non-cancellable operating leases were as follows as of February 2, 2019:

($ in thousands)
2019	$40,667
2020	35,189
2021	30,090
2022	23,376
2023	15,789
Thereafter	24,077
Total minimum lease payments	169,188

The above future minimum lease payments include amounts for leases that were signed prior to February 2, 2019 for stores that were not open as of February 2, 2019 and exclude contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.

The following represents supplemental noncash activity pertaining to the Company’s operating lease arrangements as of May 4, 2019:

($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,420
Right-of-use assets obtained in exchange for new operating lease liabilities	(34,939)

NOTE 9: LEGAL CONTINGENCIES

On October 15, 2015, a lawsuit entitled Southern Independent Bank v. Fred’s, Inc. was filed in the U.S. District Court, Middle District of Alabama. The complaint included allegations made by the plaintiff on behalf of itself and financial institutions similarly situated (“alleged class of financial institutions”) that the Company was negligent in failing to use reasonable care in obtaining, retaining, securing and deleting the personal and financial information of customers who use debit cards issued by the plaintiff and alleged class of financial institutions to make purchases at Fred’s stores. The complaint also included allegations that the Company made negligent misrepresentations that the Company possessed and maintained adequate data security measures and systems that were sufficient to protect the personal and financial information of shoppers using debit cards issued by the plaintiff and alleged class of financial institutions. On March 13, 2019, the U.S. District Court, Middle District of Alabama, denied plaintiff’s motion for class certification. The Company and Southern Independent Bank entered into a Confidential Settlement Agreement and Release on June 5, 2019, and the parties filed a stipulated dismissal with the U.S. District Court, Middle District of Alabama, on June 17, 2019.

On July 27, 2016, a lawsuit entitled The State of Mississippi v. Fred’s Inc., et al was filed in the Chancery Court of Desoto County, Mississippi, Third Judicial District. The complaint alleges that the Company fraudulently reported their usual and customary prices to Mississippi’s Division of Medicaid in order to receive higher reimbursements for prescription drugs. The complaint seeks declaratory and monetary relief for the profits alleged to have been unfairly earned as well as attorney costs. The Company denies these allegations and believes it acted appropriately in its dealings with the Mississippi Division of Medicaid. The Company successfully filed a Motion to Transfer to Desoto County Circuit Court. The State filed a Petition for Interlocutory Appeal with the Mississippi Supreme Court, but the Mississippi Supreme Court ruled in our favor and the case is now proceeding in Circuit Court.  A hearing on the Company’s motion to dismiss was held in Circuit Court on March 28, 2019, and the Court issued an order on June 11, 2019 dismissing certain of the State’s fraud claims but giving the State thirty days to file an amended complaint with respect to such claims. Future costs and liabilities related to this case may have a material adverse effect on the Company; however, the Company has not made an accrual for future losses related to these claims as it is not possible at this time to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. The Company has multiple insurance policies which the Company believes will limit its potential exposure.

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

On March 3, 2018, a lawsuit entitled Abel Eddington and Judy Hudson, individually and on behalf of all others similarly situated, v. Fred’s Inc., and Fred’s Stores of Tennessee, Inc. was filed in the United States District Court Eastern District of Texas, Marshall Division. The complaint alleged that the Company committed various Federal and state wage and hours violations. The complaint was filed as class action and sought back wages, attorneys’ fees, and all other damages allowable by law. The Company denied these allegations and believes it acted appropriately in its wage and hour calculations and payments. The Company and the named plaintiffs have settled the case, and the settlement is currently being administered.

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

NOTE 10: INDEBTEDNESS

Revolving Credit Agreement

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (as amended as of October 23, 2015, December 28, 2016, January 27, 2017, July 31, 2017, August 22, 2017, April 5, 2018, August 23, 2018 and May 15, 2019, and as supplemented by the Addendum (as defined below), the “Revolving Credit Agreement”) with Regions Bank and Bank of America, N.A. As of May 4, 2019, the Revolving Credit Agreement provided for aggregate loan commitments of $210.0 million and matures on April 9, 2020.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread is 4.25% and for Base Rate loans the spread is 3.25%.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

As of May 4, 2019, outstanding borrowings under our Revolving Credit Agreement were $81.3 million, $17.5 million of letters of credit were outstanding, and excess availability was $33.0 million (based on a borrowing base of $156.8 million at such time).  Under the Revolving Credit Agreement, the Company has a financial covenant to maintain at all times excess availability of at least 10% of the commitments, and if excess availability falls below such threshold ($21.0 million at May 4, 2019), it would constitute an event of default under the Revolving Credit Agreement.

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

These restrictions could limit the Company’s ability to plan for, or react to, market conditions or meet extraordinary capital needs or could otherwise restrict our activities. These restrictions could also adversely affect the Company’s ability to finance future operations or capital needs or to engage in other business activities that would be in the Company’s interest.

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

Recent Developments Relating to the Revolving Credit Agreement

On April 15, 2019, Bank of America, N.A. imposed an additional reserve of $20.0 million under our Revolving Credit Agreement in connection with the announced planned closures of 159 stores and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an “Account Control Event” under our Revolving Credit Agreement in connection with such Closures and exercised control over our collection accounts.

As referenced above in Note 1 under the heading “–Going Concern,” the audit report prepared by our auditors with respect to the financial statements in our Annual Report on Form 10-K, filed on May 3, 2019, with the SEC, includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 resulted in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant constituted an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”). In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).

An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement. As a result of the Forbearance Agreement and Eighth Amendment, the lenders under the Revolving Credit Agreement have agreed, subject to the satisfaction of certain conditions, to not take any action to accelerate our indebtedness or exercise other remedies with respect to the Revolver EODs until July 22, 2019, but there can be no assurance that such lenders will not do so on or after such date or if the conditions in the Forbearance Agreement and Eighth Amendment are not met in the future. If the Company’s indebtedness is accelerated, whether due to the Revolver EODs or otherwise, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.  As a result, the Company has classified the outstanding borrowings under the Revolving Credit Agreement as short-term, even though the maturity date is beyond twelve months from our balance sheet date.

Recent Amendments Affecting Revolving Credit Agreement

On May 15, 2019, the Company and certain of its subsidiaries entered into the Forbearance Agreement and Eighth Amendment. The Forbearance Agreement and Eighth Amendment amends the Revolving Credit Agreement and the Amended and Restated Addendum to Credit Agreement, dated as of January 27, 2017, as amended as of July 31, 2017, August 23, 2018 and October 15, 2018 (the “Addendum”). Among other things, the Forbearance Agreement and Eighth Amendment provided for: (i) the Company and certain of its subsidiaries’ stipulation of the occurrence of certain events of default under the Revolving Credit Agreement and the Addendum, including as the result of the commencement of 159 store closures, issues with timing and accuracy of a borrowing base certificate and the failure to deliver an annual audit report without a “going concern” or similar qualification; (ii) an agreement to forbear from exercising remedies under the Revolving Credit Agreement with respect to (a) the stipulated events of default and (b) the additional planned closure of 104 stores, in each case, until July 22, 2019, subject to the satisfaction of certain conditions; (iii) requirements for the Company and certain of its subsidiaries to comply with certain conditions, including (a) working with a turnaround consultant, (b) providing certain deliverables including weekly cash flow forecasts and inventory reports, (c) requiring that collections, disbursements and inventory receipts are within 15% of forecasted amounts for any two week period, (d) maintaining certain levels of inventory at certain continuing stores and (e) obtaining a signed commitment letter or letters by June 21, 2019 for a refinancing of all loans under the Revolving Credit Agreement by July 22, 2019, with the failure to comply with such conditions resulting in the early termination of the forbearance period; (iv) an agreement to release certain reserves upon receipt of such commitment letter or letters; (v) a reduction of commitments from $210 million to $150 million, and additional reductions to $125 million on June 15, 2019 and to $100 million on July 6, 2019; (vi) a change in the availability requirements to 10% of commitments, allowing availability requirements to decrease with the commitment reductions; (vii) an increase of the interest rate by 200 basis points; and (viii) a consent to the sale of certain real estate.  We are in discussions with potential financing sources relating to the condition in the Forbearance Agreement and Eighth Amendment to obtain a signed commitment letter for a refinancing of all loans under the Revolving Credit Agreement.  There can be no assurance that we will obtain such a commitment letter or complete a refinancing by the deadlines in the Forbearance Agreement and Eighth Amendment or at all.

NOTE 11: INCOME TAXES

The Company accounts for its income taxes in accordance with FASB ASC 740 “ Income Taxes .” Pursuant to FASB ASC 740, the Company must consider all positive and negative evidence regarding the realization of deferred tax assets including past operating results and future sources of taxable income. A cumulative loss in recent years is a significant piece of negative evidence when evaluating the need for a valuation allowance. Under the provisions of FASB ASC 740, the Company determined that a full valuation allowance is needed given the cumulative loss in recent years.

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Comments in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.

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

Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, demand for products, share repurchases, strategic initiatives, including those relating to store closures and acquisitions and dispositions by the Company and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to risks and uncertainties associated with: (i) the competitive nature of the industries in which we operate; (ii) our turnaround plan and the implementation of our strategic initiatives, and their impact on our sales, costs and operations; (iii) our store closures and the related sales of inventory and real estate issues; (iv) our divestitures; (v) utilizing our existing and new stores and the extent of our pharmacy department presence in new and existing stores; (vi) conditions affecting the retail sector as a whole; (vii) our reliance on a single supplier of pharmaceutical products; (viii) our pharmaceutical drug pricing; (ix) reimbursement rates and the terms of our agreements with pharmacy benefit management companies; (x) consolidation in the healthcare industry; (xi)  our private brands; (xii) the seasonality of our business and the impact of adverse weather conditions; (xiii) operational, supply chain and distribution difficulties; (xiv) merchandise supply and pricing; (xv) consumer demand and product mix; (xvi) delayed openings and operating new stores and distribution facilities; (xvii) our employees; (xviii) risks relating to payment processing; (xix) our computer systems, and the processes supported by our information technology infrastructure; (xx) our ability to protect the personal information of our customers and employees; (xxi) cyber-attacks; (xxii) changes in governmental regulations; (xxiii) the outcome of legal proceedings, including claims of product liability; (xxiv) insurance costs; (xxv) tax assessments and unclaimed property audits; (xxvi) current economic conditions;  (xxvii) our indebtedness and our ability to satisfy our debt obligations and obtain forbearance or waivers for any defaults; (xxviii) the terms of our existing and future indebtedness, including the covenants set forth in the documents governing such indebtedness; (xxix) any acquisitions we may pursue and the ability to effectively integrate businesses that we acquire; (xxx) our ability to remediate the material weaknesses in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; (xxxi) our largest stockholder holding a significant percentage of our outstanding equity; (xxxii) our ability to pay dividends and/or repurchase shares of our Class A voting common stock; (xxxiii) our ability to attract and retain talented executives; (xxxiv) any strategic alternatives that we decide to pursue, if any; (xxxv) our ability to continue as a going concern; (xxxvi) our ability to meet all applicable Nasdaq requirements and (xxxvii) the factors listed under Item 1A: “Risk Factors”  in our Annual Report on Form 10-K filed on May 3, 2019 with the Securities and Exchange Commission, under Part II, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q, and in any subsequent quarterly filings on Form 10-Q filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

Consequently, all forward-looking statements are qualified by this cautionary statement. Readers should not place undue reliance on any forward-looking statements.

GENERAL

Executive Overview

As of May 4, 2019, Fred’s and its subsidiaries operated 556 general merchandise and pharmacy stores, including 11 franchised locations. Our customers are value-oriented, budget-conscious, and often live in rural areas without access to large discount retailers, making our offerings a significant value-add.  Our mission is to improve the lives of customers by selling products that deliver value and convenience to the communities we serve. With a unique store format and strategy that combines the best elements of a value-focused retailer with a drug store, Fred’s stores offer more than 14,000 frequently purchased items that address the everyday needs of its customers. This includes nationally recognized brands, proprietary Fred’s label products, and a full range of value-priced selections, along with closeout merchandise throughout the store. The Company has two distribution centers in Memphis, Tennessee, and Dublin, Georgia.

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

Going Concern

As discussed in our Annual Report on Form 10-K, filed May 3, 2019 with Securities and Exchange Commission, the audit report prepared by our auditors with respect to the financial statements includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” We have concluded that the circumstances described in “Liquidity and Capital Resources” below, as well as in Note 1 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q continue to raise substantial doubt about our ability to continue as a going concern as of May 4, 2019.

Progress on Turnaround and Strategic Initiatives

Fred’s continued to execute its turnaround strategy during the first fiscal quarter of 2019, and the team remains focused on creating value through execution of the following strategic initiatives:

•	Closing underperforming stores;
•	Reducing selling, general and administrative expenses;
•	Driving traffic;
•	Improving assortment and optimizing inventory levels;
•	Generating free cash flow;
•	Monetizing non-core assets; and
•	Reducing debt levels.

On April 11, 2019, the Company announced that the Board had approved a plan to close 159 underperforming stores (the “Closures”). The decision to close these stores was the result of a comprehensive evaluation of the Company’s store portfolio, which examined historical and recent store performance and the timing of lease expirations, among other factors.  The Company completed the closure of these stores by June 1, 2019.

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

Further, as announced on May 16, 2019, the Company announced that the Board had approved a plan to close an additional 104 underperforming stores. The decision to close these additional stores is the result of the Company’s continued evaluation of its store portfolio, including historical and recent store performance and the timing of lease expirations, among other factors. The Company intends to close these additional stores by the end of June 2019.

Front Store

During the first fiscal quarter of 2019, we continued our efforts to make improvements to the front store that we believe will result in better operating performance going forward, including:

•	Continued reductions in our workforce and other operating expenses, which should result in lower selling, general and administrative expenses on a go forward basis;
•	Continued reductions in unproductive inventory and optimization of merchandise selection throughout the front store.
•	Continued focus of our “Fred’s Rewards Club” loyalty program, which now has over one million members and allows for more targeted marketing of our customers.

Retail Pharmacy

During the first fiscal quarter of 2019, we also continued to pursue the sale of our remaining pharmacy assets as part of our previously announced plan to unlock shareholder value by monetizing non-core assets. Within our remaining retail pharmacy portfolio, we continue to focus on execution of the following key initiatives:

•	Continued reduction in operating expenses for the retail pharmacy business;
•	Continued aggressive inventory management by reducing inventory levels and analyzing the profitability of every script filled while delivering excellent care to patients;
•	Expanding our 340B program to help customers and healthcare partners gain access to more affordable drugs; and
•	Deepening relationships with payors to gain access to new networks, resulting in the potential to drive increased traffic and more prescriptions.

Customer Experience

To enhance our customer’s experience, we have implemented holistic, store-wide assessments of productivity and customer traffic to identify key customer priorities and tailor our offerings accordingly. To increase our customer touch-points and mobilize our value offerings, we launched a fully integrated smartphone application in 2017, which sends targeted coupons and discount offerings to customers, which we expect will increase return trips.  The application also includes “My Prescriptions”, a summary of users’ prescriptions on file with Fred’s, Quick Fill, allowing customers to efficiently refill prescriptions and obtain the medicine they need, Rx Transfer, which allows patients to easily transfer prescriptions from another pharmacy to Fred’s pharmacy, as well as a store locator. We continue to implement our “Fred’s Rewards Club” loyalty program, which now has over one million members.

In 2019, we continue to focus on improving trends in Front Store and Retail Pharmacy sales and gross margin and reducing inventory and expenses throughout the business, all with the goal of improving cash flow and reducing debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations, and require some of management’s most difficult, subjective and complex judgments, are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2019 and May 5, 2018

Sales

Net sales for the first quarter of 2019 decreased to $319.0 million from $336.4 million in 2018, a year-over-year decrease of $17.4 million or 5.2%. On a comparable store basis, sales decreased 8.5% from the same period last year.

General merchandise (non-pharmacy) sales for the first quarter of 2019 decreased 7.8% to $214.3 million from $232.4 million in 2018. This was driven by a decrease in Consumables sales, which decreased by 16.3% from the same period last year primarily driven by the reduction in store traffic impacted by the continued out-of-stock position in certain inventory categories.

Pharmacy department sales were 32.8% of total sales in the first quarter of 2019 compared to 30.9% of total sales in the comparable period of the prior year. The total sales for the first quarter of 2019 in this department increased 0.7% from the first quarter of 2018.

The Company had 11 franchised locations at May 4, 2019 and May 5, 2018, respectively. Sales to our franchised locations during the quarter were $4.0 million (1.2% of sales) compared to $3.0 million (1.2% of sales) in the comparable period of 2018. The Company does not intend to expand its franchise network.

The following table provides a comparison of the sales mix for the thirteen weeks ended May 4, 2019 and May 5, 2018.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Pharmacy	32.8%	30.9%
Consumables	35.8%	40.6%
Household Goods and Softlines	30.1%	27.6%
Franchise	1.2%	0.9%
Total Sales Mix	100.0%	100.0%

For the first quarter of 2019, comparable store customer traffic, as determined by the number of transactions, increased 7.3% from the prior period, while the average customer transaction size was $20.19 for the quarter compared to $20.01 for the same period in the prior year.

Gross Profit

Gross profit for the first quarter decreased to $74.6 million in 2019 from $89.1 million in 2018, a decrease of $14.5 million or 16.2%.  The gross profit decrease for the quarter was primarily driven by the chain wide discount initiative at both the closing stores as well as the go-forward store locations. Gross margin for the quarter, measured as a percentage of net sales, decreased to 23.4% in 2019 from 26.5% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter, including depreciation and amortization, decreased to $101.4 million in 2019 (31.8% of sales) from $109.2 million in 2018 (32.5% of sales). This decrease was primarily attributable to cost containment measures and workforce reduction.

Operating Loss

Operating loss for the first quarter of 2019 was $26.8 million, or 8.4% of sales, compared to an operating loss of $20.2 million in 2018, or 6.0% of sales. This increase was driven primarily by the reduction in the volume of sales for the quarter ended 2019 compared to the same period in 2018.

Interest Expense, Net

Net interest expense for the first quarter of 2019 totaled $2.8 million, or 0.9% of sales, compared to $2.0 million, or 0.6% of sales, in the same period of the prior year, due primarily to increased borrowings in the first quarter of 2019.

Income Taxes

The effective income tax rate for the first quarter of 2019 was 0.0% compared to 0.9% in the first quarter of 2018.

Net Loss

Net loss from continuing operations for the first quarter of 2019 was $29.5 million ($0.84 per share) compared to a net loss of $22.0 million ($0.60 per share) for the first quarter of 2018, a decline of $9.7 million. The increase in net loss was primarily attributable to decline in the sales volume during the period ended May 4, 2019 compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements generally include remodeling and improving existing stores and pharmacies, maintaining stores and distribution centers, and the ongoing investment in information systems. Fred's primary sources of working capital have traditionally been cash flow from operations and borrowings under its Revolving Credit Agreement (as defined below). The Company had working capital of $27.8 million and $101.2 million for the period ended May 4, 2019 and February 2, 2019, respectively. Working capital fluctuates in relation to profitability, working capital initiatives, seasonal inventory levels, and the level of store openings and closings. Working capital for the period ended May 4, 2019 decreased $38.9 million from the year-ended February 2, 2019 primarily due to the operational needs of the Company.

We incur losses caused by wind and flood damage, which consist primarily of losses of inventory and fixed assets and interruption of business. Insurance proceeds received related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

Net cash used in operating activities totaled $14.2 million during the thirteen week period ended May 4, 2019 and $12.8 million in the same period of the prior year. Cash used in operating activities was driven by the net loss and partially offset by the decrease in inventory.

Net cash used in investing activities totaled $1.4 million during the thirteen week period ended May 4, 2019 and $2.5 million in the same period of the prior year. Purchases of capital assets for the three months ended May 4, 2019 were $1.4 million compared to $2.5 million during the same period in 2018.

Net cash provided by financing activities totaled $17.4 million during the thirteen week period ended May 4, 2019 as compared to $15.0 million in the same period of the prior year. The cash flows provided by financing activities includes net borrowings of $22.0 million and $8.6 million on our revolving line of credit for thirteen-week period ended 2019 and 2018, respectively.

The Board regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.

On December 6, 2017, the Company announced the cancellation of quarterly cash dividends, thus no dividends were paid during period ended May 4, 2019. Our ability to begin paying dividends again in the future will depend upon, among other things, our future earnings, cash flows and restrictive covenants under our Revolving Credit Agreement and under any future credit agreements to which we may be a party.

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

On January 30, 2019, the Company announced that it had approved a new share repurchase program in order to acquire up to 3.5 million shares of the Company’s common stock.  Under the new program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, compliance with debt agreements and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased.   This new repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of the date hereof, no shares have been repurchased under this new program.

Cash and cash equivalents were $7.2 million as of May 4, 2019 compared to $5.4 million as of February 2, 2019.

Revolving Credit Agreement

On April 9, 2015, the Company entered into a Revolving Loan and Credit Agreement (as amended as of October 23, 2015, December 28, 2016, January 27, 2017, July 31, 2017, August 22, 2017, April 5, 2018, August 23, 2018 and May 15, 2019, and as supplemented by the Addendum (as defined below), the “Revolving Credit Agreement”) with Regions Bank and Bank of America, N.A. As of May 4, 2019, the Revolving Credit Agreement provided for aggregate loan commitments of $210.0 million and matures on April 9, 2020.  Draws are limited to the lesser of the commitment amount or the borrowing base, which is periodically determined by reference to the value of certain receivables, inventory and scripts, less applicable reserves.  The Company may choose to borrow at a spread to either LIBOR or a Base Rate.  For LIBOR loans the spread is 4.25% and for Base Rate loans the spread is 3.25%.  Commitment fees on the unused portion of the credit line are 37.5 basis points.  The Agreement included an up-front credit facility fee which is being amortized over the Agreement term.

As of May 4, 2019, outstanding borrowings under our Revolving Credit Agreement were $81.3 million, $17.5 million of letters of credit were outstanding, and excess availability was $33.0 million (based on a borrowing base of $156.8 million at such time).  Under the Revolving Credit Agreement, the Company has a financial covenant to maintain at all times excess availability of at least 10% of the commitments, and if excess availability falls below such threshold ($21.0 million at May 4, 2019), it would constitute an event of default under the Revolving Credit Agreement. As of June 17, 2019, outstanding borrowings under our Revolving Credit Agreement were $51.1 million, $17.5 million of letters of credit were outstanding, excess availability was $20.6 million (based on a borrowing base of $114.2 million at such time), and our excess availability covenant was $12.5 million.

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

Recent Developments Relating to the Revolving Credit Agreement

On April 15, 2019, Bank of America, N.A. imposed a reserve of an additional $20.0 million under our Revolving Credit Agreement in connection with the announced planned closures of 159 stores and related matters, which reduced our excess availability at such time to $37.9 million, and the administrative agent declared an Account Control Event in connection with such closures and exercised control over our collection accounts.

As referenced below under the heading “–Going Concern,” the audit report prepared by our auditors with respect to the financial statements in our Annual Report on Form 10-K, filed on May 3, 2019 with the SEC, includes an explanatory paragraph indicating that there is substantial doubt about Fred’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to Fred’s financial statements for the year ended February 2, 2019 resulted in a breach of a covenant under the Revolving Credit Agreement that requires annual financial statements accompanied by an unqualified audit report to be delivered to the lenders within 120 days of fiscal year end and a breach of this covenant constituted an event of default under the Revolving Credit Agreement (the “Going Concern Event of Default”).  In addition, Fred’s lenders under the Revolving Credit Agreement have indicated to Fred’s their belief that certain other events of default occurred under the Revolving Credit Agreement in connection with the Closures, the inventory sales at certain stores and the timing of delivery, and content, of a borrowing base certificate due under the Revolving Credit Agreement (such purported events of default, together with the Going Concern Event of Default, are referred to herein as the “Revolver EODs”).

An event of default, which is not cured or waived, would permit, among other remedies, acceleration of Fred’s indebtedness under the Revolving Credit Agreement and the addition, at the option of the Required Lenders (as defined in the Revolving Credit Agreement), of 200 basis points to the applicable interest rate with respect to all loans under the Revolving Credit Agreement. As a result of the Forbearance Agreement and Eighth Amendment, the lenders under the Revolving Credit Agreement have agreed, subject to the satisfaction of certain conditions, to not take any action to accelerate our indebtedness, or exercise other remedies with respect to the Revolver EODs until July 22, 2019, but there can be no assurance that such lenders will not do so on or after such date or if the conditions in the Forbearance Agreement and Eighth Amendment are not met in the future.  If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. As a result of the foregoing, the Company has classified the outstanding borrowings under the Revolving Credit Agreement as short-term, even though the maturity date is beyond twelve months from our balance sheet date.

Recent Amendments Affecting Revolving Credit Agreement

On May 15, 2019, the Company and certain of its subsidiaries entered into the Forbearance Agreement, Eighth Amendment to Credit Agreement and Fourth Amendment to Amended and Restated Addendum to Credit Agreement (the “Forbearance Agreement and Eighth Amendment”). The Forbearance Agreement and Eighth Amendment amends the Revolving Credit Agreement and the Amended and Restated Addendum to Credit Agreement, dated as of January 27, 2017, as amended as of July 31, 2017, August 23, 2018 and October 15, 2018 (the “Addendum”). Among other things, the Forbearance Agreement and Eighth Amendment provided for: (i) the Company and certain of its subsidiaries’ stipulation of the occurrence of certain events of default under the Revolving Credit Agreement and the Addendum, including as the result of the commencement of 159 store closures, issues with timing and accuracy of a borrowing base certificate and the failure to deliver an annual audit report without a “going concern” or similar qualification; (ii) an agreement to forbear from exercising remedies under the Revolving Credit Agreement with respect to (a) the stipulated events of default and (b) the additional planned closure of 104 stores, in each case, until July 22, 2019, subject to the satisfaction of certain conditions; (iii) requirements for the Company and certain of its subsidiaries to comply with certain conditions, including (a) working with a turnaround consultant, (b) providing certain deliverables including weekly cash flow forecasts and inventory reports, (c) requiring that collections, disbursements and inventory receipts are within 15% of forecasted amounts for any two week period, (d) maintaining certain levels of inventory at certain continuing stores and (e) obtaining a signed commitment letter or letters by June 21, 2019 for a refinancing of all loans under the Revolving Credit Agreement by July 22, 2019, with the failure to comply with such conditions resulting in the early termination of the forbearance period; (iv) an agreement to release certain reserves upon receipt of such commitment letter or letters; (v) a reduction of commitments from $210 million to $150 million, and additional reductions to $125 million on June 15, 2019 and to $100 million on July 6, 2019; (vi) a change in the availability requirements to 10% of commitments, allowing availability requirements to decrease with the commitment reductions; (vii) an increase of the interest rate by 200 basis points; and (viii) a consent to the sale of certain real estate.  We are in discussions with potential financing sources relating to the condition in the Forbearance Agreement and Eighth Amendment to obtain a signed commitment letter for a refinancing of all loans under the Revolving Credit Agreement.  There can be no assurance that we will obtain such a commitment letter or complete a refinancing by the deadlines in the Forbearance Agreement and Eighth Amendment or at all.

Going Concern

The Company has experienced significant net losses and negative cash flows from operating activities in recent years, and we cannot assure you that such losses and negative cash flows will not continue for the foreseeable future. For the fiscal years ended February 2, 2019 and February 3, 2018, we incurred net losses of $137.2 million and $144.5 million, respectively, and our net cash flows used in operating activities were $91.5 million and $44.7 million, respectively.  For the thirteen week periods ended May 4, 2019 and May 5, 2018, the Company incurred net losses of $36.1 million and $22.01 million, respectively, and our net cash flows used in operating activities were $14.2 million and $12.8 million, respectively. Furthermore, the Company had limited availability under its Revolving Credit Agreement, which along with cash from operations had traditionally been the Company’s primary source of working capital.  As of May 4, 2019, the Company had outstanding borrowings of $81.3 million under our Revolving Credit Agreement and excess availability of $33.0 million.  Under our Revolving Credit Agreement, we have a financial covenant to maintain at all times excess availability of at least 10% of the commitments, and if excess availability falls below such threshold ($21.0 million at May 4, 2019), it would constitute an event of default under the Revolving Credit Agreement.  The Company’s failure to comply with the financial covenants and other obligations under the Revolving Credit Agreement would result in an event of default, which if not cured or waived, may permit acceleration of our indebtedness and other remedies. If our indebtedness is accelerated, whether due to the Revolver EODs or otherwise, the Company cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.  Furthermore, our Revolving Credit Agreement has a maturity date of April 9, 2020, and we can provide no assurance that we will be able to renew or refinance such facility on terms acceptable to us or at all.  The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As further described in Note 10 above, on May 15, 2019, the Company and certain of its subsidiaries entered into the Forbearance Agreement, Eighth Amendment to Credit Agreement and Fourth Amendment to Amended and Restated Addendum to Credit Agreement (the “Forbearance Agreement and Eighth Amendment”) in response to certain events of default identified by our lenders. As a result of the Forbearance Agreement and Eighth Amendment, the lenders under the Revolving Credit Agreement have agreed, subject to the satisfaction of certain conditions, not to take any action to accelerate our indebtedness or exercise other remedies with respect to the Revolver EODs until July 22, 2019, but there can be no assurance that such lenders will not do so on or after such date or if the conditions in the Forbearance Agreement and Eighth Amendment are not met.

The Company has evaluated its plans to alleviate this doubt, including engaging PJ Solomon in April 2019 to assist the Company in evaluating its strategic alternatives. In addition, while we analyze these strategic alternatives, the Company is also assessing potential alternative financing arrangements and undertaking a number of operational measures that we believe will enhance our cash position and improve our profitability, including, among other things:

•	Completed the closure of 159 stores as of June 1, 2019 and liquidated inventory located at those stores;
•	Closing an additional 104 stores by the end of June 2019 and liquidating the inventory located at those stores;
•	Sales events at our other stores;
•	Attempting to renegotiate leases with our landlords to more favorable terms;
•	Reducing general and administrative expenses by eliminating corporate positions and expenses; and
•	Reducing capital expenditures associated with certain information technology and real estate projects

The Company can provide no assurance, however, regarding the outcome of its evaluation of strategic alternatives, that alternative financing will be on terms acceptable to us or at all, or that the operational measures being undertaken by the Company will be successful in improving the Company’s financial performance, in which case the Company may be unable to continue as a going concern.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.

CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 4, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended February 2, 2019. Management has continued to monitor the implementation of the remediation plan described in the Annual Report on Form 10-K for the year ended February 2, 2019, as described below.

Management Plan to Remediate Material Weaknesses

In order to remediate the documented material weakness, management continues to implement the following corrective measures:

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

(d)

We are developing a plan to manage the impact of personnel turnover by enhancing the business understanding and relevant knowledge possessed by those responsible for ensuring proper management review and effective financial reporting controls.

(e)

We are developing a plan to improve the periodic financial close and reporting process through the use of a detailed financial close plan and expanded reporting of financial data to our senior management.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. We expect to complete the required remedial actions during 2019. While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses that exist as of May 4, 2019 may continue to exist.

Changes in Internal Control over Financial Reporting

Other than the implementation of new controls related to the adoption of the new leasing standard, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the period ended May 4, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 9 - Legal Contingencies - of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. Other than the risk factor included below, and updates elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

If we fail to meet all applicable Nasdaq Global Select Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On June 18, 2019, we received notice from The Nasdaq Stock Market (“Nasdaq”) that as of June 17, 2019, the closing bid price for our common stock on the Nasdaq Global Select Market was below $1.00 for the last 30 consecutive business days and that we are therefore not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). This notification of noncompliance has no immediate effect on the listing or trading of our common stock on Nasdaq.

The notice indicates that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we will have 180 calendar days, until December 16, 2019, to regain compliance. For us to regain compliance with the minimum bid price requirement, our common stock must have a closing bid price of $1.00 or more for 10 consecutive business days. Under certain circumstances, however, to ensure that a company can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the company complies. Our common stock will continue to trade on Nasdaq under the symbol FRED during this 180-day period.

If we do not regain compliance during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period to regain compliance if we elect to transfer to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency, or the Company is otherwise not eligible, however, Nasdaq would notify us that our securities would be subject to delisting. If we were to receive such a notification, we could appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.

We are considering undertaking a reverse stock split, subject to stockholder approval and compliance with our debt agreements, in order to regain compliance with the minimum bid price requirement to allow for continued listing on the Nasdaq Global Select Market. If the reverse stock split is unsuccessful, we may seek to transfer to the Nasdaq Capital Market and thereby qualify for another 180-day compliance period. We cannot provide any assurances, however, that we will be able to regain compliance. In the event we are required to undertake a reverse stock split to regain compliance, the liquidity of our common stock may be adversely affected given the corresponding reduction in the number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Additionally, after a reverse stock split, the market price of our shares may decline.

If we fail to meet all applicable Nasdaq requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

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

On January 30, 2019, the Company announced that it had approved a new share repurchase program in order to acquire up to 3.5 million shares of the Company’s common stock.  Under the new program, the common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases on the open market, block trades or in privately negotiated transactions.  The amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions.  No assurance can be given that any particular amount of common stock will be repurchased.  This new repurchase program is valid for up to two years and may be modified, extended or terminated by the Board at any time. As of May 4, 2019, no shares have been repurchased under this new program.

Item 3. Defaults Upon Senior Securities.

No disclosure required. Please see the Company’s Form 8-K filed with the Securities and Exchange Commission filed on May 16, 2019.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 18, 2019, the Company received notice from Nasdaq that as of June 17, 2019, the closing bid price for the Company’s common stock on the Nasdaq Global Select Market was below $1.00 for the last 30 consecutive business days and that the Company is therefore not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). This notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on Nasdaq.

The notice indicates that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company will have 180 calendar days, until December 16, 2019, to regain compliance. For the Company to regain compliance with the minimum bid price requirement, the Company’s common stock must have a closing bid price of $1.00 or more for 10 consecutive business days. Under certain circumstances, however, to ensure that a company can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the company complies. The Company’s common stock will continue to trade on Nasdaq under the symbol FRED during this 180-day period.

If the Company does not regain compliance during the initial 180-day compliance period, the Company may be eligible for an additional 180-day compliance period to regain compliance if it elects to transfer to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that the Company will not be able to cure the deficiency, or the Company is otherwise not eligible, however, Nasdaq would notify the Company that its securities would be subject to delisting. If the Company were to receive such a notification, the Company could appeal Nasdaq’s determination to delist its securities, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

The Company is considering undertaking a reverse stock split, subject to shareholder approval and compliance with its debt agreements, in order to regain compliance with the minimum bid price requirement to allow for continued listing on the Nasdaq Global Select Market. If the reverse stock split is unsuccessful, the Company may seek to transfer to the Nasdaq Capital Market and thereby qualify for another 180-day compliance period. The Company cannot provide any assurances, however, that it will be able to regain compliance.

Item 6. Exhibits.

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1	Forbearance Agreement, Eighth Amendment to Credit Agreement and Fourth Amendment to Amended and Restated Addendum to Credit Agreement, dated as of May 15, 2019, by and among Fred’s, Inc. and certain of its subsidiaries, Regions Bank, in its capacity as administrative agent, co-collateral agent and lender, and Bank of America, N.A., in its capacity as co-collateral agent and lender.	8-K	001-14565	10.1	May 16, 2019

31.1†	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act .	—	—	—	—

31.2†	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) of the Securities Exchange Act.	—	—	—	—

32.1††	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—	—	—
32.2††	Certification of Chief Financial Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	.

101.INS	XBRL Instance Document	—	—	—	—
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—

†   Filed herewith.

††  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRED’S, INC.

Date: June 18, 2019	/s/ Joseph M. Anto
Chief Executive Officer